Form 10-Q
period 2014-03-31
Cara Therapeutics, Inc.
filed 2014-05-12
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36279

CARA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3175693
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Parrott Drive

Shelton, Connecticut 06484

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (203) 567-1500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 5, 2014 was: 22,601,997.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$67,038	$12,357
Income tax receivable	46	61
Prepaid expenses & other current assets	1,142	2,140

Total current assets	68,226	14,558
Property and equipment, net	2,629	2,825
Restricted cash	700	700

Total assets	$71,555	$18,083

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$2,336	$1,958
Deferred revenue	3,417	3,475

Total current liabilities	5,753	5,433

Deferred lease obligation	1,074	1,139

Commitments and contingencies (Note 13)	—	—

Convertible Preferred stock; $0.001 par value; zero shares and 29,402,200 shares authorized at March 31, 2014 and December 31, 2013, respectively; zero shares and 29,186,929 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference of zero and $65,969 at March 31, 2014 and December 31, 2013, respectively	—	65,586

Stockholders’ (deficit) equity:

Preferred stock; $0.001 par value; 5,000,000 shares and zero shares authorized at March 31, 2014 and December 31, 2013, respectively, zero shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock; $0.001 par value; 100,000,000 shares and 50,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively, 22,592,414 shares and 4,288,243 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	23	4

Additional paid-in capital	130,544	8,377

Accumulated deficit	(65,839)	(62,456)

Total stockholders’ (deficit) equity	64,728	(54,075)

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$71,555	$18,083

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue:
Collaborative revenue	$178	$—

Total revenue	178	—
Operating expenses:
Research and development	2,201	922
General and administrative	1,398	588

Total operating expenses	3,599	1,510

Operating loss	(3,421)	(1,510)

Interest income (expense), net	22	(1,129)

Loss before benefit from income taxes	(3,399)	(2,639)

Benefit from income taxes	16	7

Net loss	$(3,383)	$(2,632)

Net loss available to common stockholders:
Basic and Diluted	$(3,383)	$(1,741)

Loss per share available to common stockholders:
Basic and Diluted	$(0.22)	$(0.48)

Weighted average shares:
Basic and Diluted	15,654,079	3,659,208

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated	Total Stockholders’ (Deficit) Equity	Convertible Preferred Stock		Beneficial Conversion Feature on Convertible Promissory Notes
	Shares	Amount		Deficit		Shares	Amount	Amount
Balance at December 31, 2012	3,328,698	$3	$1,248	$(59,384)	$(58,133)	26,636,118	$58,522	$2,050
Preferred stock converted to common shares	959,545	1	3,574	891	4,466	(2,246,743)	(4,466)
Beneficial conversion feature on convertible promissory notes								1,382
Reclassification of beneficial conversion feature			1,021		1,021			(1,021)
Stock-based compensation expense			11		11
Net loss				(2,632)	(2,632)

Balance at March 31, 2013	4,288,243	$4	$5,854	$(61,125)	$(55,267)	24,389,375	$54,056	$2,411

	Common Stock		Additional Paid-in Capital	Accumulated	Total Stockholders’ (Deficit) Equity	Convertible Preferred Stock		Beneficial Conversion Feature on Convertible Promissory Notes
	Shares	Amount		Deficit		Shares	Amount	Amount
Balance at December 31, 2013	4,288,243	$4	$8,377	$(62,456)	$(54,075)	29,186,929	$65,586	$—
Preferred stock converted to common shares	12,554,171	13	65,573		65,586	(29,186,929)	(65,586)
Sale of common stock in initial public offering ($11.00 per share), net of underwriting discounts and commissions and offering expenses of $7,003	5,750,000	6	56,241		56,247
Stock-based compensation expense			353		353
Net loss				(3,383)	(3,383)

Balance at March 31, 2014	22,592,414	$23	$130,544	$(65,839)	$64,728	—	$—	$—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating activities
Net loss	$(3,383)	$(2,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	353	11
Accrued interest and amortization of beneficial conversion feature on promissory notes	—	1,103
Depreciation and amortization	197	198
Deferred rent costs	(65)	(59)
Amortization of financing costs	—	19
Changes in operating assets and liabilities:
Income tax receivable	15	(7)
Prepaid expenses and other current assets	(377)	(66)
Accounts payable and accrued expenses	227	(386)
Deferred revenue	(58)	—

Net cash used in operating activities	(3,091)	(1,819)

Financing activities
Proceeds from convertible promissory notes	—	1,462
Financing costs on convertible promissory notes	—	(70)
Proceeds from initial public offering, net of issuance costs	57,772	—

Net cash provided by financing activities	57,772	1,392

Net cash increase (decrease) for the period	54,681	(427)

Cash and cash equivalents at beginning of period	12,357	1,117

Cash and cash equivalents at end of period	$67,038	$690

Noncash financing activities
Conversion of convertible preferred stock to common stock	$65,586	$—
Reclassification of prepaid IPO costs paid in 2013	1,465	—
Unpaid IPO issuance costs	60	—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	Business

Cara Therapeutics, Inc. (the “Company”, “we”, “our” or “us”) is a clinical-stage biopharmaceutical corporation formed on July 2, 2004. The Company is focused on developing and commercializing new chemical entities designed to alleviate pain by selectively targeting kappa opioid receptors. Our primary activities to date have been organizing and staffing our company, developing our product candidates, including conducting preclinical studies and clinical trials of CR845-based product candidates and raising capital.

On January 30, 2014, the Company’s registration statement on Form S-1 (File No 333-192230) was declared effective by the Securities and Exchange Commission (“SEC”) for its initial public offering (“IPO”), pursuant to which the Company registered the offering and sale of 5,750,000 shares of common stock (including 750,000 shares upon exercise of an option by the underwriters) at a public offering price of $11.00 per share for an aggregate offering price of $63,250. As a result of the IPO, the Company received net proceeds of approximately $56,247 from the sale of 5,750,000 shares of common stock, after deducting $4,427 of underwriting discounts and commissions and $2,576 of offering expenses, which had been paid or accrued as of March 31, 2014.

Prior to the IPO, the Company raised several rounds of equity financing and issued debt, resulting in aggregate net proceeds of approximately $73,309 through December 31, 2013. Upon closing of the IPO, all shares of the Company’s convertible preferred stock were automatically converted to shares of common stock (see Note 8). The Company has incurred substantial losses and negative cash flows from operating activities in nearly every fiscal period since inception, and expects operating losses and negative cash flows to continue into the foreseeable future.

As of March 31, 2014, the Company has unrestricted cash and cash equivalents of $67,038 and an accumulated deficit of $65,839. The Company had net cash used in operating activities of $3,091 and $1,819 for the three months ended March 31, 2014 and March 31, 2013, respectively. The Company expects that cash and cash equivalents at March 31, 2014 will be sufficient to fund its operations beyond one year. The Company recognized net losses of $3,383 and $2,632 for the three months ended March 31, 2014 and March 31, 2013, respectively, and expects to incur additional losses for the full year ending December 31, 2014.

The Company is subject to risks common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability protection of proprietary technology, ability to raise additional financing, and compliance with Food and Drug Administration (“FDA”) and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

2.	Basis of Presentation

The accompanying unaudited interim Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data for the year ended December 31, 2013 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from the Company’s estimates and assumptions. Significant estimates include useful lives of fixed assets, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front payments, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

3.	Fair Value Measurements

As of March 31, 2014 and December 31, 2013, the Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities. The carrying amount of each of those financial instruments are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes the financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	Level 1	Level 1
Financial assets
Cash equivalents:
Money market funds	$67,038	$12,357
Restricted cash:
Bank certificate of deposit	700	700

Total	$67,738	$13,057

4.	Prepaid expenses and other current assets

As of March 31, 2014, prepaid expenses and other current assets was $1,142, consisting of $580 of prepaid insurance, $549 of research and development (“R&D”) clinical costs and $13 of other costs. As of December 31, 2013, prepaid expenses and other current assets was $2,140, consisting of $1,833 of IPO costs, $262 of R&D clinical costs, $34 of prepaid insurance and $11 of other costs.

5.	Revenue Recognition

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

The Company records revenue related to these agreements in accordance with ASC 605-25, Revenue Recognition Multiple-Element Arrangements. In order to account for these agreements, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the counterparty. The consideration received is then allocated among the separate units of accounting based on each unit’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Maruishi Pharmaceutical Co., Ltd.

In April 2013, the Company entered into a license agreement with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing CR845 for acute pain and uremic pruritus in Japan. The Company and Maruishi are responsible to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, the Company will provide Maruishi specific clinical development services for CR845 used in Maruishi’s field of use. Under the terms of the agreement, the Company received an upfront non-refundable, non-creditable license fee of $15,000.

The Company has identified two deliverables under ASC 605-25: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use. The Company has determined that the license has standalone value because Maruishi has the right to sublicense and manufacture CR845 in Japan. The second deliverable is the R&D services, which also have standalone value as similar services are sold separately by other vendors. Since both the license and the R&D services separability criteria have been met, they are being accounted for as separate units of accounting at the outset of the arrangement.

Along with the R&D services performed by the Company for Maruishi, the Company supplies Maruishi with CR845 clinical material as an accommodation. The Company has entered into manufacturing and service agreements with third parties to manufacture CR845. Payments made by the Company to third parties based on firm and fixed commitments by Maruishi to purchase CR845 from the Company are capitalized as prepaid expense. During the manufacturing process, title and risk of loss remains with the third party until the Company has paid in full for the material.

Once the Company has title to the CR845 and has delivered it to Maruishi, prepaid expense related to that CR845 is reduced with an offset to R&D expense. At that time, Maruishi reimburses the Company for its external and internal costs for purchasing CR845 and processing the sale to Maruishi and the Company recognizes collaborative revenue for the reimbursement amount. Deposits received from Maruishi prior to delivery of CR845 are recorded as deferred revenue.

As of March 31, 2014 and December 31, 2013, the Company had deferred $3,417 and $3,475, respectively, of R&D service revenue related to the Maruishi collaboration. During the three months ended March 31, 2014, the Company recognized $178 of R&D service revenue, including $151 of amortization of deferred revenue from the upfront payment received pursuant to the license agreement with Maruishi and $27 from the sale of CR845 clinical compound.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$1,586	$676
Accrued research projects	432	405
Accrued professional fees	192	739
Accrued compensation and benefits	104	83
Accrued other	22	55

Total	$2,336	$1,958

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7.	Net Loss Per Share

The Company computes basic net loss per share using the “two-class” method, which includes the weighted-average number of common stock outstanding during the period and other securities that participate in dividends (a participating security). Prior to the closing of the IPO, the Company’s shares of convertible preferred stock were participating securities as defined by ASC 260-10, Earnings Per Share. Under the two-class method, basic net earnings (loss) per share applicable to common stockholders is computed by dividing the net earnings (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net earnings (loss) per share is computed using the more dilutive of (1) the two-class method, or (2) the “if-converted” method. The Company allocates net earnings on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they have no obligation to share in the Company’s net losses.

Diluted net earnings (loss) per share gives effect to all potentially dilutive securities, including convertible preferred stock, convertible promissory notes and shares issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. For the three months ended March 31, 2014 and 2013, the Company has excluded the effects of all potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be ant-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended March 31,
	2014	2013
Basic:
Weighted average common shares outstanding	15,654,079	3,659,208

Diluted:
Weighted average common shares outstanding	15,654,079	3,659,208
Convertible preferred stock*	—	—
Common stock options*	—	—
Common stock warrants*	—	—
Convertible promissory notes (as if converted)*	—	—

Denominator for diluted net loss per share available to common stockholders	15,654,079	3,659,208

*	No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Basic and diluted net loss per share attributable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,383)	$(2,632)
Add back: extinguishment of preferred shares	—	891

Net loss attributable to common stockholders - Basic and Diluted	$(3,383)	$(1,741)

Net loss per share attributable to common stockholders:
Basic and Diluted	(0.22)	(0.48)

Weighted-average common shares outstanding attributable to common stockholders:
Basic and Diluted	15,654,079	3,659,208

Securities outstanding at the end of the respective periods presented below, that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted net loss per share because to do so would have been antidilutive are as follows:

	March 31,
	2014	2013
Convertible preferred stock	—	10,635,149
Common stock options	877,160	557,160
Common stock warrants	19,851	19,851
Convertible promissory notes	—	1,126,517

Total	897,011	12,338,677

All shares of the Company’s convertible preferred stock were automatically converted to shares of the Company’s common stock upon the closing of the IPO on February 5, 2014 (see Note 8). All convertible promissory notes were either converted into shares of the Company’s Series D convertible preferred stock or repaid in cash by December 31, 2013.

8.	Convertible Preferred Stock

As of December 31, 2013, the Company had authorized an aggregate of 29,402,200 shares of convertible preferred stock, par value $0.001 per share. Upon the closing of the Company’s IPO on February 5, 2014, all 29,186,929 shares of the Company’s convertible preferred stock that were issued and outstanding on that date were automatically converted into an aggregate of 12,554,171 shares of its common stock. As of March 31, 2014, there were no shares of convertible preferred stock authorized or outstanding.

9.	Reverse Stock Split

The Company’s Board of Directors and stockholders approved a 1-for-2.5 reverse stock split of the Company’s common stock effective on January 16, 2014, which resulted in an adjustment to the preferred stock conversion price to reflect a

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in the interim unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

10.	Stockholders’ (Deficit) Equity

On January 16, 2014, the Company’s Board of Directors approved an Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized number of shares of the Company’s common stock, par value $0.001 per share, from 50,000,000 to 100,000,000 and authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of March 31, 2014, there were 22,592,414 shares of common stock and no shares of preferred stock issued and outstanding.

11.	Stock Based Compensation

2014 Equity Incentive Plan

The Company’s Board of Directors adopted, and its stockholders subsequently approved, its 2014 Equity Incentive Plan (the “2014 Plan”) in January 2014. The 2014 Plan became effective immediately upon the signing of the underwriting agreement for the Company’s initial public offering. The 2014 Plan is administered by the Company’s Board of Directors or a duly authorized committee thereof (the “Plan administrator”). The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation (collectively, “Stock Awards”). Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

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

2004 Stock Incentive Plan

Under the 2004 Stock Incentive Plan (“2004 Plan”), the Company has granted stock options to selected officers, employees and consultants of the Company. As of December 31 2013, options to purchase 490,160 shares of common stock were outstanding under the 2004 Plan, with a weighted average exercise price per share of $1.34. Although as of December 31 2013, 757,799 shares remained available for future issuance pursuant to the grant of options or restricted share awards under the 2004 Plan, following the effectiveness of the 2014 Plan in January 2014, no additional options or restricted share awards have been or will be granted under the 2004 Plan. The 2014 Plan and 2004 Plan are referred to collectively as the Stock Incentive Plans.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Under the Stock Incentive Plans, the Company granted 387,000 stock options during the three months ended March 31, 2014 and no stock options during the three months ended March 31, 2013. The fair value of stock options granted during the three months ended March 31, 2014 was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2014
Risk-free interest rate	2.19% - 2.72%
Expected volatility	67% - 71%
Expected dividend yield	0%
Expected life of employee options (in years)	6.25
Expected life of nonemployee options (in years)	10
Forfeiture rate	20%
Weighted average grant-date fair value (employees and directors)	$6.88

During the three months ended March 31, 2014 and March 31, 2013, the Company recognized compensation expense relating to stock options issued to employees and nonemployee directors for their service on the Board of Directors of $219 and $9, respectively. During the three months ended March 31, 2014 and March 31, 2013, the Company recognized compensation expense relating to stock options issued to non-employee consultants of $134 and $2, respectively.

A summary of stock option award activity under the Company’s Stock Incentive Plans as of and for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	490,160	$1.34
Granted	387,000	$11.00

Outstanding, March 31, 2014	877,160	$5.60

Options exercisable, March 31, 2014	476,660	$1.55

12.	Income Taxes

For the three months ended March 31, 2014 and 2013 pre-tax losses were $3,399 and $2,639, respectively. The Company recognized a full tax valuation allowance against deferred taxes at March 31, 2014 and December 31, 2013. The benefit from income taxes of $16 and $7 for the three months ended March 31, 2014 and 2013, respectively, relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, which permits qualified small businesses engaged in research and development activities within Connecticut to exchange their unused research and development tax credits for a cash amount equal to 65% of the value of the exchanged credits.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

13.	Commitments and Contingencies

Contractual obligations and commitments as of March 31, 2014 were as follows:

	Payment Due for the Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease	$860	$886	$913	$740	$—	$—	$3,399
Employment agreements	952	952	952	952	952	—	4,760

Total	$1,812	$1,838	$1,865	$1,692	$952	$—	$8,159

The Company leases its operating facility located in Shelton, Connecticut.

Effective January 2014, the Company entered into employment agreements with three of its executive officers. Each such employment agreement has a term of four years and is renewable on the same terms for one additional year unless the executive officer party to such agreement notifies the Company in writing not to renew. Under these employment agreements, each executive officer is eligible for severance benefits in specified circumstances, including 6 months to 12 months of salary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the success and timing of our preclinical studies and clinical trials, including our planned Phase 3 clinical trials for I.V. CR845;

•	our plans to develop and commercialize I.V. CR845 and our other product candidates, including Oral CR845;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. CR845 and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the performance of our current and future collaborators, including Maruishi and CKD, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	the size and growth of the potential markets for pain management, including the postoperative and chronic pain markets, and our other product candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any approved products;

•	our expectations regarding the period during which we will be an emerging growth company under the JOBS Act;

•	our use of the proceeds from our initial public offering, and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	the success of competing drugs that are or become available; and

•	the performance of third-party manufacturers and clinical research organizations.

You should refer to Part I Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pain by selectively targeting kappa opioid receptors. We are developing a novel and proprietary class of product candidates that target the body’s peripheral nervous system and have demonstrated efficacy in patients with moderate-to-severe pain without inducing many of the undesirable side effects typically associated with currently available pain therapeutics. Our most advanced product candidate, intravenous, or I.V., CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three Phase 2 clinical trials in patients with acute postoperative pain. We plan to request an End of Phase 2 meeting with the Food and Drug Administration (“FDA”) in the second half of 2014 to discuss initiation of Phase 3 trials for I.V. CR845, which we expect to initiate in the second half of 2014. In addition, we intend to report topline data from a Human Abuse Liability Study of I.V. CR845 in the second half of 2014. We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. We have successfully completed a Phase 1 trial of a capsule formulation of Oral CR845 that established oral bioavailability parameters, and we anticipate topline data from a Phase 1 clinical trial of a tablet formulation of Oral CR845 in the second half of 2014. CR845 has exhibited anti-pruritic (anti-itch) potency in standard preclinical models and, in order to enable a proof-of-concept clinical trial of this effect, we plan to file an IND for CR845 in 2014 for the treatment of uremic pruritus.

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

Since our inception and through March 31, 2014, we have received net proceeds of $56.2 million from the sale of 5.75 million shares of our common stock in our initial public offering (“IPO”) after deducting underwriting discounts and commissions and other offering expenses, net proceeds of $65.9 million from the sale of various series of convertible preferred stock, $3.6 million from the issuance of convertible promissory notes and $3.8 million from the issuance of long-term debt. In addition to our financing activities, we have received aggregate payments of $28.9 million pursuant to license agreements related to CR845 and an earlier product candidate for which development efforts ceased in 2007. In April 2013, we received $15.0 million as an upfront payment pursuant to a license agreement with Maruishi Pharmaceutical Co., Ltd., (“Maruishi”), in connection with the license of rights to CR845 in Japan. In 2012, we received aggregate upfront and milestone payments of $1.2 million pursuant to a license agreement with Chong Kun Dang Pharmaceutical Corporation (“CKD”), in connection with the license of rights to CR845 in South Korea.

Since inception, we have incurred significant operating and net losses. Our net losses were $3.4 million and $2.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. As of March 31, 2014, we had an accumulated deficit of $65.8 million. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

In addition, we will incur significant expenses as a result of our having become a public company, which subjects us to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. Commencing with our fiscal year ending December 31, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm.

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

To fund future operations, we may need to raise additional capital. As of March 31, 2014, we had cash and cash equivalents of approximately $67.0 million. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 24 months. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Most of our research and development costs have been external costs, which we track on a program-by program basis. Our internal research and development costs are primarily compensation expenses for our fulltime research and development employees. We do not track internal research and development costs on a program-by-program basis.

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

In addition, the probability of success for each product candidate will depend on numerous factors, including: competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

Interest Income (Expense), Net

Interest income (expense), net, consists of interest paid on debt instruments, amortized deferred financing costs and amortized debt discount, as offset by any interest income earned on our cash and cash equivalents. The debt discount primarily consists of the intrinsic value of the beneficial conversion feature embedded in the convertible promissory notes we issued in December 2012 and February 2013. All convertible promissory notes were either converted to shares of series D convertible preferred stock or repaid prior to December 31, 2013.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2014 and March 31, 2013 (in thousands):

			Period-to- Period Change
	Three Month Ended March 31,
	2014	2013
Revenue	$178	$—	$178

Cost and expenses:
Research and development	2,201	922	1,279
General and administrative	1,398	588	810

	3,599	1,510	2,089

Operating loss	(3,421)	(1,510)	(1,911)
Interest income (expense), net	22	(1,129)	1,151

Loss before benefit from income taxes	(3,399)	(2,639)	(760)
Benefit from income taxes	16	7	9

Net loss	$(3,383)	$(2,632)	$(751)

Revenue

Revenue increased $0.2 million, to $0.2 million, for the three months ended March 31, 2014, compared to the same period of 2013. The increase was primarily a result of our recognition as revenue of $151 thousand of the upfront payment received upon entry into the license agreement with Maruishi in April 2013, and $27 thousand from the sale of clinical compound. We did not recognize any revenue during the three months ended March 31, 2013.

Research and Development Expense

Research and development expenses increased by $1.3 million to $2.2 million, for the three months ended March 31, 2014, compared to the same period of 2013. The increase was primarily the result of a $1.2 million increase in direct preclinical studies and clinical trial costs and a $0.1 million increase in consultant services in support of preclinical studies and clinical trials. The increase in clinical trial costs resulted from the Phase 1 IV CR845 renal impairment trial, drug manufacturing and preclinical studies related to a tablet formulation of Oral CR845.

The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
External research and development expenses:
I.V. CR845	$1,040	$244
Oral CR845	485	6

Internal research and development expenses	676	672

Total research and development expenses	$2,201	$922

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, to $1.4 million, for the three months ended March 31, 2014, compared to the same period of 2013. The increase was primarily attributable to an increase in accounting, legal and consulting professional fees of $0.4 million, an increase of $0.1 million in insurance costs and an increase of $0.1 million in public/investor relations related to our IPO.

Interest Income (Expense), net

Interest income (expense), net, was $22 thousand of interest income for the three months ended March 31, 2014 compared to $1.1 million of interest expense for the three months ended March 31, 2013. The decrease in interest expense was due to conversion of the convertible promissory notes during the third quarter of 2013, which had resulted in $1.1 million of non-cash expenses during the three months ended March 31, 2013, including the accretion of debt discount relating to the intrinsic value of the beneficial conversion feature embedded in the notes and amortization of deferred financing costs, and accrued interest expense on the convertible promissory notes we issued in December 2012 and February 2013.

Benefit from Income Taxes

For the three months ended March 31, 2014 and March 31, 2013, pre-tax losses were $3.4 million and $2.6 million, respectively, and we recognized a benefit from income taxes of $16 thousand and $7 thousand, respectively. The benefit from income taxes relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred taxes at March 31, 2014 and December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2014, we have raised an aggregate of approximately $158.8 million to fund our operations, including primarily proceeds of $56.2 million, net of underwriting discounts and commissions and additional offering expenses, from our IPO, which closed in February 2014, $28.9 million received under our license agreements, primarily with Maruishi and CKD, $65.9 million of proceeds from the sale of shares of our convertible preferred stock and $7.4 million of net proceeds from debt financings, including convertible promissory notes (see below). As of March 31, 2014, we had $67.0 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, under our agreement with Maruishi, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. Under our agreement with CKD, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees. Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and Oral CR845 development activities and, potentially, commercialization. As a result, our receipt of any such amounts is uncertain at this time and we may never receive any of these amounts.

We believe that, as of March 31, 2014, cash and cash equivalents on hand will be sufficient to fund our operations for the next 24 months without giving effect to any potential milestone payments we may receive under our collaboration agreements.

Convertible Promissory Notes

During February 2013, we issued $1.5 million principal amount of convertible promissory notes, due August 28, 2013, in addition to the $2.5 million principal amount of convertible promissory notes due August 28, 2013 that were issued in December 2012 (total aggregate amount of convertible promissory notes issued was $4.0 million). The notes bore interest at 8% per annum and included both optional and mandatory conversion features. The optional conversion feature allowed each note holder, at any time prior to maturity, to elect to convert the balance of the note plus accrued interest into shares of our Series D convertible preferred stock at a conversion price of approximately $1.44 per share. The mandatory conversion feature of the notes provided that, if we issued or sold equity securities of not less than $10.0 million on or before the maturity date, the notes plus all accrued interest thereon would automatically convert into shares of the issued class of equity securities at a price per share equal to 90% of the cash price paid by the investors in the new equity securities.

We did not need to complete an equity financing prior to August 28, 2013, which would have triggered the mandatory conversion of the notes. In August 2013, certain holders of notes elected to convert their notes in the aggregate amount of $3.9 million in principal plus accrued interest thereon into 2,692,291 shares of our Series D convertible preferred stock. In October 2013, we repaid the remaining notes in the aggregate amount of $311 thousand in principal and accrued interest thereon.

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. See Part II Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, below, regarding the use of the net proceeds from our IPO.

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

In addition, we will incur significant expenses as a result of our having become a public company in January 2014, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market (see Overview, above).

We may require additional capital beyond our currently anticipated amounts and this additional capital may not be available when needed, on reasonable terms, or at all. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months, without giving effect to any potential milestone payments we may receive under our collaboration agreements. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(3,091)	$(1,819)
Net cash provided by financing activities	57,772	1,392

Increase (decrease) in cash and cash equivalents	$54,681	$(427)

Net cash used in operating activities

For the three months ended March 31, 2014, net cash used in operating activities was $3.1 million compared to net cash used in operating activities of $1.8 million for the three months ended March 31, 2013. The $1.3 million increase in net cash used in operating activities was due to an increase in net loss, net of non-cash charges, partially offset by a decrease in outflows related to changes in operating assets and liabilities.

For the three months ended March 31, 2014, non-cash charges primarily consisted of depreciation and amortization expense of $0.2 million, and $0.4 million of stock-based compensation expense, partially offset by deferred rent costs of $0.1 million. The net change in operating assets and liabilities primarily consisted of cash inflows of $0.2 million in accounts payable and accrued expenses, partially offset by cash outflows of $0.4 million of prepaid and other current assets and $0.1 million of deferred revenue from the Maruishi license transaction.

For the three months ended March 31, 2013, non-cash charges primarily consisted of $1.1 million of aggregate non-cash interest and amortization of beneficial conversion feature on our convertible promissory notes and depreciation and amortization expense of $0.2 million, partially offset by deferred rent costs of $0.1 million. The net change in operating assets and liabilities primarily consisted of cash outflows of $0.4 million in accounts payable and accrued expenses and $0.1 million in prepaid and other current assets.

Net cash provided by financing activities

Net cash provided by financing activities was $57.8 million for the three months ended March 31, 2014, which consisted primarily of gross proceeds of $63.2 million from our initial public offering, partially offset by $5.4 million of underwriting discounts and commissions and offering expenses paid in the three months ended March 31, 2014.

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2013, which consisted primarily of $1.4 million of net proceeds received from the issuance of convertible promissory notes.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2014 included those related to employment agreements with executive officers that were entered into in January 2014, in addition to operating lease obligations related to our operating facility in Shelton, Connecticut. See Note 13 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2014, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $67.0 million and $12.4 million, respectively. We generally hold our cash equivalents in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the three months ended March 31, 2014, the Company did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of IPO Proceeds

On January 30, 2014, our registration statement on Form S-1 (File No 333-192230) was declared effective by the SEC for our initial public offering, pursuant to which we registered the offering and sale of 5,750,000 shares of common stock, $0.001 par value per share (including 750,000 shares issued upon the underwriters’ exercise of an option to purchase additional shares) at a public offering price of $11.00 per share for an aggregate public offering price of $63.2 million.

As a result of the initial public offering, we received net proceeds on February 5, 2014 of approximately $58.8 million from the sale of 5,750,000 shares of common stock, after deducting approximately $4.4 million of underwriting discounts and commissions but before giving effect to any offering expenses borne by us. In addition, as of March 31, 2014, we have paid or accrued approximately an additional $2.6 million of offering expenses in connection with the IPO. None of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on February 3, 2014. As of March 31, 2014, we have used approximately $802 thousand of the funds received from our IPO for clinical trials and payments to research and development consultants.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

31.1	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.

101.INS †	XBRL Instance Document.

101.LAB †	XBRL Taxonomy Extension Label Linkbase.

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH†	XBRL Taxonomy Extension Schema Linkbase.

101.DEF†	XBRL Definition Linkbase Document.

(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: May 12, 2014	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By	/s/ Josef Schoell
Josef Schoell
Chief Financial Officer
(Principal Financial and Accounting Officer)