Form 10-Q
period 2014-06-30
Cara Therapeutics, Inc.
filed 2014-08-07
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2014 was: 22,644,797.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$62,812	$12,357
Other receivable	480	—
Income tax receivable	57	61
Prepaid expenses & other current assets	1,706	2,140

Total current assets	65,055	14,558
Property and equipment, net	2,439	2,825
Restricted cash	700	700

Total assets	$68,194	$18,083

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$2,548	$1,958
Deferred revenue	3,069	3,475

Total current liabilities	5,617	5,433

Deferred lease obligation	1,009	1,139

Commitments and contingencies (Note 13)	—	—

Convertible Preferred stock; $0.001 par value; zero shares and 29,402,200 shares authorized at June 30, 2014 and December 31, 2013, respectively; zero shares and 29,186,929 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of zero and $65,969 at June 30, 2014 and December 31, 2013, respectively	—	65,586

Stockholders’ (deficit) equity:
Preferred stock; $0.001 par value; 5,000,000 shares and zero shares authorized at June 30, 2014 and December 31, 2013, respectively, zero shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—

Common stock; $0.001 par value; 100,000,000 shares and 50,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively, 22,638,414 shares and 4,288,243 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	23	4

Additional paid-in capital	131,029	8,377
Accumulated deficit	(69,484)	(62,456)

Total stockholders’ (deficit) equity	61,568	(54,075)

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$68,194	$18,083

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue:
License fees	$302	$9,637	$302	$9,637
Collaborative revenue	658	336	836	336

Total revenue	960	9,973	1,138	9,973

Operating expenses:
Research and development	3,200	2,021	5,401	2,943
General and administrative	1,472	1,033	2,870	1,621

Total operating expenses	4,672	3,054	8,271	4,564

Operating (loss) income	(3,712)	6,919	(7,133)	5,409
Interest income (expense), net	56	(1,602)	78	(2,731)

(Loss) income before benefit from income taxes	(3,656)	$5,317	(7,055)	2,678
Benefit from income taxes	11	20	27	27

Net (loss) income	$(3,645)	$5,337	$(7,028)	$2,705

Net (loss) income available to common stockholders - Basic	$(3,645)	$1,468	$(7,028)	$940

Net (loss) income available to common stockholders - Diluted	$(3,645)	$5,337	$(7,028)	$3,596

(Loss) income per share available to common stockholders - Basic	$(0.16)	$0.34	$(0.37)	$0.24

(Loss) income per share available to common stockholders - Diluted	$(0.16)	$0.33	$(0.37)	$0.23

Weighted average shares:
Basic	22,608,324	4,288,243	19,150,412	3,975,463
Diluted	22,608,324	15,972,449	19,150,412	15,668,778

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Convertible Preferred Stock		Beneficial Conversion Feature on Convertible Promissory Notes
	Shares	Amount				Shares	Amount	Amount
Balance at December 31, 2012	3,328,698	$3	$1,248	$(59,384)	$(58,133)	26,636,118	$58,522	$2,050
Issuance of Junior A convertible preferred stock, net	—	—	—	—	—	2,105,263	7,642
Preferred stock converted to common shares	959,545	1	3,574	891	4,466	(2,246,743)	(4,466)
Beneficial conversion feature on convertible promissory notes	—	—	—	—	—			1,382
Reclassification of beneficial conversion feature			2,483		2,483			(2,483)
Stock-based compensation expense			51		51
Net income				2,705	2,705

Balance at June 30, 2013	4,288,243	$4	$7,356	$(55,788)	$(48,428)	26,494,638	$61,698	$949

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Convertible Preferred Stock		Beneficial Conversion Feature on Convertible Promissory Notes
	Shares	Amount				Shares	Amount	Amount
Balance at December 31, 2013	4,288,243	$4	$8,377	$(62,456)	$(54,075)	29,186,929	$65,586	$—
Preferred stock converted to common shares	12,554,171	13	65,573		65,586	(29,186,929)	(65,586)
Sale of common stock in initial public offering ($11.00 per share), net of underwriting discounts and commissions and offering expenses of $7,003	5,750,000	6	56,241		56,247
Stock-based compensation expense			809		809
Shares issued upon exercise of stock options	46,000	—	29		29
Net loss				(7,028)	(7,028)

Balance at June 30, 2014	22,638,414	$23	$131,029	$(69,484)	$61,568	—	$—	$—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating activities
Net (loss) income	$(7,028)	$2,705
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash compensation expense	809	51
Change in fair value of liability under license agreement	—	(35)
Accrued interest and amortization of beneficial conversion feature on promissory notes	—	2,604
Depreciation and amortization	393	395
Deferred rent costs	(130)	(117)
Amortization of financing costs	—	78
Changes in operating assets and liabilities:
Other receivables	(480)	(31)
Income tax receivable	4	(27)
Prepaid expenses and other current assets	(561)	(22)
Accounts payable and accrued expenses	69	339
Deferred revenue	(406)	5,394

Net cash (used in) provided by operating activities	(7,330)	11,334

Investing activities
Purchases of property and equipment	(6)	—

Net cash (used in) investing activities	(6)	—

Financing activities
Proceeds from convertible promissory notes	—	1,462
Financing costs on convertible promissory notes	—	(70)
Repayment of long-term debt	—	(307)
Proceeds from sale of Junior A convertible preferred stock, net	—	7,642
Proceeds from initial public offering, net of issuance costs	57,762	—
Proceeds from the exercise of stock options	29	—

Net cash provided by financing activities	57,791	8,727

Net cash increase for the period	50,455	20,061
Cash and cash equivalents at beginning of period	12,357	1,117

Cash and cash equivalents at end of period	$62,812	$21,178

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$24

Noncash financing activities
Conversion of convertible preferred stock to common stock	$65,586	$—
Reclassification of prepaid IPO costs paid in 2013	1,465	—
Unpaid IPO issuance costs	50	—

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

On January 30, 2014, the Company’s registration statement on Form S-1 (File No 333-192230) was declared effective by the Securities and Exchange Commission (“SEC”) for its initial public offering (“IPO”), pursuant to which the Company registered the offering and sale of 5,750,000 shares of its common stock (including 750,000 shares upon exercise of an option by the underwriters) at a public offering price of $11.00 per share for aggregate gross offering proceeds of $63,250. As a result of the IPO, the Company received net proceeds of approximately $56,247 from the sale of 5,750,000 shares of its common stock, after deducting $4,427 of underwriting discounts and commissions and $2,576 of offering expenses, which had been paid or accrued as of June 30, 2014.

Prior to the IPO, the Company raised several rounds of equity financing and issued debt, resulting in aggregate net proceeds of approximately $73,309 through December 31, 2013. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted to shares of the Company’s common stock (see Note 8). The Company has incurred substantial losses and negative cash flows from operating activities in nearly every fiscal period since inception, and expects operating losses and negative cash flows to continue into the foreseeable future.

As of June 30, 2014, the Company has unrestricted cash and cash equivalents of $62,812 and an accumulated deficit of $(69,484). The Company had net cash (used in) provided by operating activities of $(7,330) and $11,334 for the six months ended June 30, 2014 and 2013, respectively. The Company expects that cash and cash equivalents at June 30, 2014 will be sufficient to fund its operations beyond one year. The Company recognized net (loss) income of $(3,645) and $5,337 for the three months ended June 30, 2014 and 2013, respectively, and $(7,028) and $2,705 for the six months ended June 30, 2014 and 2013, respectively, and expects to incur additional losses for the full year ending December 31, 2014.

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

2. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data for the year ended December 31, 2013 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a single authoritative source of guidance and, thereby, is meant to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU 2014-09 changes the principle under which the Company will recognize revenue from contracts with customers from one which requires the Company to satisfy specific criteria before recognizing revenue to one which requires the Company to recognize revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. The amount of revenue to be recognized in any reporting period is determined by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (i.e., January 1, 2017). Early application is not permitted. The Company is allowed to adopt ASU 2014-09 either (1) retrospectively to each prior reporting period presented using several practical expedients related to completed contracts and required disclosures, or (2) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, including disclosure of the effect of using this method of adoption on the financial statement line items. The Company is currently in the process of deciding which method of adoption it will use and the effect of adoption of ASU 2014-09 on its results of operations, financial position and cash flows.

3. Fair Value Measurements

As of June 30, 2014 and December 31, 2013, the Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities. The carrying amount of each of those financial instruments is generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

•	Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the company to develop relevant assumptions.

The following table summarizes the financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	Level 1	Level 1
Financial assets
Cash equivalents:
Money market funds	$62,812	$12,357
Restricted cash:
Bank certificate of deposit	700	700

Total	$63,512	$13,057

4. Prepaid expenses and other current assets

As of June 30, 2014, prepaid expenses and other current assets was $1,706, consisting of $399 of prepaid insurance, $1,298 of research and development (“R&D”) clinical costs and $9 of other costs. As of December 31, 2013, prepaid expenses and other current assets was $2,140, consisting of $1,833 of IPO costs, $262 of R&D clinical costs, $34 of prepaid insurance and $11 of other costs.

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

The Company’s license agreements include contingent milestone payments related to specified clinical development milestones and regulatory milestones. The Company generally considers non-refundable development and regulatory milestones that the Company expects to be achieved as a result of the Company’s efforts during the period of the Company’s performance obligations under the license and research agreements to be substantive and recognizes them as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If such milestones are not considered to be substantive because the Company does not contribute effort to their achievement, the Company initially defers those milestone payments, allocates them to the units of accounting and recognizes them as revenue over the remaining term of those performance obligations. If no such performance obligation exists, milestone payments that are not considered substantive are generally recognized as revenue upon achievement, assuming all other revenue recognition criteria are met.

Maruishi Pharmaceutical Co., Ltd.

In April 2013, the Company entered into a license agreement with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing CR845 for acute pain and uremic pruritus in Japan. The Company and Maruishi are responsible to use commercially reasonable efforts, at their own expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, the Company will provide Maruishi specific clinical development services for CR845 used in Maruishi’s field of use.

Under the terms of this license agreement, the Company received an upfront non-refundable, non-creditable license fee of $15,000. Also, in conjunction with this arrangement Maruishi purchased 2,105,263 shares of Junior A convertible preferred stock of the Company pursuant to a stock purchase agreement for a purchase price of $8,000. These shares were recorded at their fair value of $7,663. As a result, the premium of $337 was allocated to the arrangement consideration.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Under the terms of the license agreement, the Company is also entitled to receive aggregate milestone payments of $8,000 for events performed by Maruishi in Japan and $2,500 for events performed by the Company in the U.S. At the time of execution of this license agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones achieved in the U.S. are substantive in nature as they are commensurate with the enhancement of value of the delivered license as they relate to clinical success and advancement within the FDA drug development platform. The Company will account for those milestone payments under ASC 605 Revenue Recognition – Milestone Method. However, the milestones achieved by Maruishi in Japan are not substantive and will be accounted for as contingent consideration.

During June 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain, which constituted achievement of one of the milestones specified in the license agreement. As the milestone was considered not to be substantive, the payment was accounted for as contingent consideration. Accordingly, the Company allocated the non-refundable contingent payment of $480, net of a contractual foreign currency exchange adjustment, to the two deliverables in the same proportion as the initial upfront payment had been allocated. The portion of the contingent payment allocated to the previously delivered license deliverable was recognized as license revenue entirely during the three months ended June 30, 2014. The portion of the contingent payment allocated to the R&D services deliverable was recognized as collaborative revenue during the three months ended June 30, 2014 to the extent of R&D services previously provided and the remainder was deferred. The payment due from Maruishi was recorded as Other receivable.

As of June 30, 2014 and December 31, 2013, the Company had $3,069 and $3,475, respectively, of deferred revenue pursuant to the R&D services deliverable under the license agreement with Maruishi.

During the three months ended June 30, 2014 and 2013, the Company recognized $302 and $9,637, respectively, of license fee revenue and $658 and $336, respectively, of collaborative revenue, including $526 and $306, respectively, of amortization of deferred revenue from the portion of the upfront payment received pursuant to the license agreement with Maruishi that was allocated to the R&D services deliverable and $132 and $30, respectively, from the sale of CR845 clinical compound.

During the six months ended June 30, 2014 and 2013, the Company recognized $302 and $9,637, respectively, of license fee revenue and $836 and $336, respectively, of collaborative revenue, including $677 and $306, respectively, of amortization of deferred revenue from the portion of the upfront payment received pursuant to the license agreement with Maruishi that was allocated to the R&D services deliverable and $159 and $30, respectively, from the sale of CR845 clinical compound.

The Company incurred R&D expense related to the Maruishi license agreement of $714 and $1,112 during the three and six months ended June 30, 2014, respectively, and $352 during both the three and six months ended June 30, 2013.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accounts payable	$1,191	$676
Accrued research projects	755	405
Accrued professional fees	227	739
Accrued compensation and benefits	239	83
Accrued other	136	55

Total	$2,548	$1,958

7. Net (Loss) Income Per Share

The Company computes basic net (loss) income per share using the “two-class” method, which includes the weighted-average number of common stock outstanding during the period and other securities that participate in dividends (a participating security). Prior to the closing of the IPO, the Company’s shares of convertible preferred stock were participating securities as defined by ASC 260-10, Earnings Per Share. Under the two-class method, basic net (loss) income per share applicable to common stockholders is computed by dividing the net (loss) income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed using the more dilutive of (1) the two-class method, or (2) the “if-converted” method. The Company allocates net earnings on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they have no obligation to share in the Company’s net losses.

Diluted net (loss) income per share gives effect to all potentially dilutive securities, including convertible preferred stock, convertible promissory notes and shares issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. For the three and six months ended June 30, 2014 and 2013, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator when their inclusion would be ant-dilutive, including for periods during which the Company generated net losses.

The denominators used in the net (loss) income per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding	22,608,324	4,288,243	19,150,412	3,975,463

Diluted:
Weighted average common shares outstanding	22,608,324	4,288,243	19,150,412	3,975,463
Convertible preferred stock*	—	11,245,907	—	11,255,016
Common stock options*	—	438,299	—	438,299
Common stock warrants*	—	—	—	—
Convertible promissory notes (as if converted)*	—	—	—	—

Denominator for diluted net (loss) income per share available to common stockholders	22,608,324	15,972,449	19,150,412	15,668,778

*	No amounts were considered if their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Basic and diluted net (loss) income per share attributable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(3,645)	$5,337	$(7,028)	$2,705
Add back: extinguishment of preferred shares	—	—	—	891
Less: net income attributable to participating securities	—	(3,869)	—	(2,656)

Net (loss) income attributable to common stockholders - Basic	(3,645)	1,468	(7,028)	940
Add: net income attributable to participating securities	—	3,869	—	2,656

Net (loss) income attributable to common stockholders - Diluted	$(3,645)	$5,337	$(7,028)	$3,596

Net (loss) income per share attributable to common stockholders
Basic	$(0.16)	$0.34	$(0.37)	$0.24
Diluted	$(0.16)	$0.33	$(0.37)	$0.23

Weighted-average common shares outstanding attributable to common stockholders:
Basic	22,608,324	4,288,243	19,150,412	3,975,463
Diluted	22,608,324	15,972,449	19,150,412	15,668,778

Securities outstanding at the end of the respective periods presented below, that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted net loss per share because to do so would have been antidilutive are as follows:

	June 30,
	2014	2013
Convertible preferred stock	—	—
Common stock options	1,058,160	—
Common stock warrants	19,851	19,851
Convertible promissory notes	—	1,126,517

Total	1,078,011	1,146,368

All shares of the Company’s convertible preferred stock were automatically converted to shares of the Company’s common stock upon the closing of the IPO on February 5, 2014 (see Note 8). All convertible promissory notes were either converted into shares of the Company’s Series D convertible preferred stock or repaid in cash by December 31, 2013.

8. Convertible Preferred Stock

As of December 31, 2013, the Company had authorized an aggregate of 29,402,200 shares of convertible preferred stock, par value $0.001 per share. Upon the closing of the Company’s IPO on February 5, 2014, all 29,186,929 shares of the Company’s convertible preferred stock that were issued and outstanding on that date were automatically converted into an aggregate of 12,554,171 shares of its common stock. As of June 30, 2014, there were no shares of convertible preferred stock authorized or outstanding.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

9. Reverse Stock Split

The Company’s Board of Directors and stockholders approved a 1-for-2.5 reverse stock split of the Company’s common stock effective on January 16, 2014, which resulted in an adjustment to the preferred stock conversion price to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in the unaudited interim condensed financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

10. Stockholders’ (Deficit) Equity

On January 16, 2014, the Company’s Board of Directors approved an Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized number of shares of the Company’s common stock, par value $0.001 per share, from 50,000,000 to 100,000,000 and authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of June 30, 2014, there were 22,638,414 shares of common stock and no shares of preferred stock issued and outstanding.

11. Stock-Based Compensation

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

Under the Stock Incentive Plans, the Company granted 227,000 and 614,000 stock options during the three and six months ended June 30, 2014, respectively, and no stock options during the three and six months ended June 30, 2013. The fair values of stock options granted during the three and six months ended June 30, 2014 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Risk-free interest rate	1.80% - 1.99%	1.80% - 2.72%
Expected volatility	65%	65% - 71%
Expected dividend yield	0%	0%
Expected life of employee options (in years)	6.25	6.25
Expected life of nonemployee options (in years)	10	10

The weighted average grant date fair value of options granted to employees and members of the Board of Directors for their Board service during the three and six months ended June 30, 2014 was $8.53 and $7.55, respectively. The fair value of options granted to nonemployee consultants, which is marked to market at each reporting date in accordance with ASC 505-50, was $13.70 at June 30, 2014.

During the three and six months ended June 30, 2014 and 2013, the Company recognized compensation expense relating to stock options, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$159	$23	$231	$31
General and administrative	297	17	578	20

Total stock option expense	$456	$40	$809	$51

A summary of stock option award activity under the Company’s Stock Incentive Plans as of and for the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	490,160	$1.34
Granted	614,000	12.11
Exercised	(46,000)	0.64

Outstanding, June 30, 2014	1,058,160	7.62

Options exercisable, June 30, 2014	476,451	$2.43

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

12. Income Taxes

For the three months ended June 30, 2014 and 2013, pre-tax (loss) income was $(3,656) and $5,317, respectively, and for the six months ended June 30, 2014 and 2013, pre-tax (loss) income was $(7,055) and $2,678, respectively. The Company recognized a full tax valuation allowance against net deferred tax assets at June 30, 2014 and December 31, 2013.

The benefit from income taxes of $11 and $20 for the three months ended June 30, 2014 and 2013, respectively, and $27 and $27 for the six months ended June 30, 2014 and 2013, respectively, relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, which permits qualified small businesses engaged in research and development activities within Connecticut to exchange their unused research and development tax credits for a cash amount equal to 65% of the value of the exchanged credits.

13. Commitments and Contingencies

Contractual obligations and commitments as of June 30, 2014 were as follows:

	Payment Due for the Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease (1)	$430	$886	$913	$740	$—	$—	$2,969
Employment agreements (2)	476	952	952	952	952	—	4,284

Total	$906	$1,838	$1,865	$1,692	$952	$—	$7,253

(1)	The Company leases its operating facility located in Shelton, Connecticut.
(2)	Effective January 2014, the Company entered into employment agreements with three of its executive officers. Each such employment agreement has a term of four years and is renewable on the same terms for one additional year unless the executive officer party to such agreement notifies the Company in writing not to renew. Under these employment agreements, each executive officer is eligible for severance benefits in specified circumstances, including 6 to 12 months of salary.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pain and pruritus by selectively targeting kappa opioid receptors. We are developing a novel and proprietary class of product candidates that target the body’s peripheral nervous system and have demonstrated efficacy in patients with moderate-to-severe pain without inducing many of the undesirable side effects typically associated with currently available pain therapeutics. Our most advanced product candidate, intravenous, or I.V., CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three Phase 2 clinical trials in patients with acute postoperative pain. We plan to request an End of Phase 2 meeting with the Food and Drug Administration (“FDA”) in the second half of 2014 to discuss the design of Phase 3 trials for I.V. CR845, in acute pain. Based on timelines for completion of Chemistry, Manufacturing and Controls (“CMC”) requirements related to Active Pharmaceutical Ingredient (“API”) synthesis and drug product manufacturing, we anticipate initiating Phase 3 trials early in 2015. In addition, we initiated a Human Abuse Liability Study of I.V. CR845 in July 2014 and intend to report top-line data from that study in the fourth quarter of 2014.

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. We have successfully completed a Phase 1 trial of a capsule formulation of Oral CR845 that established oral bioavailability parameters. In June 2014, we initiated a Phase 1 trial of a tablet formulation of Oral CR845 for which we anticipate top-line data in the fourth quarter of 2014. CR845 has exhibited anti-pruritic (anti-itch) potency in standard preclinical models. In June 2014, we filed an IND and in August 2014 we initiated a proof-of-concept Phase 2 study for I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients for which there are no approved therapeutics in the U.S. We expect to report top-line data from this trial in the first half of 2015.

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

Since our inception and through June 30, 2014, we have received net proceeds of $56.2 million from the sale of 5.75 million shares of our common stock in our initial public offering (“IPO”) after deducting underwriting discounts and commissions and offering expenses, net proceeds of $65.9 million from the sale of various series of convertible preferred stock, $3.6 million from the issuance of convertible promissory notes and $3.8 million from the issuance of long-term debt.

In addition to our financing activities, we have received aggregate payments of $28.9 million and are due an additional $0.5 million pursuant to license agreements related to CR845 and an earlier product candidate for which development efforts ceased in 2007. Included in those aforementioned payments pursuant to license agreements, in April 2013, we received $15.0 million as an upfront payment, and as of June 30, 2014 we are due an additional $0.5 million related to achievement of a milestone in connection with the license of rights to CR845 in Japan to Maruishi Pharmaceutical Co., Ltd., (“Maruishi”). In 2012, we received aggregate upfront and milestone payments of $1.2 million pursuant to a license agreement with Chong Kun Dang Pharmaceutical Corporation (“CKD”), in connection with the license of rights to CR845 in South Korea.

Since inception, we have incurred significant operating and net losses. Our net loss was $3.6 million and $7.0 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we had an accumulated deficit of $69.5 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other research and development activities. Although we have incurred significant operating and net losses in almost every fiscal quarter since inception, we generated net income of $5.3 million and $2.7 million for the three and six months ended June 30, 2013, respectively, due to recognition of $9.6 million of license revenue from our collaboration with Maruishi during those periods.

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

In addition, we have incurred and will continue to incur significant expenses as a result of our having become a public company, which subjects us to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. Commencing with our fiscal year ending December 31, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm.

To achieve compliance with Section 404 within the prescribed period, we are engaged in a process of documenting and evaluating our internal control over financial reporting using the 2013 Internal Control – Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This process is both costly and challenging. In this regard, we are continuing to dedicate internal resources and have engaged outside consultants. We are adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes, as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting.

To fund future operations, we may need to raise additional capital. As of June 30, 2014, we had cash and cash equivalents of approximately $62.8 million. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 18 months without giving effect to any potential milestone payments we may receive under our collaboration agreements. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Substantially all of our revenue recognized to date has been generated by upfront payments under license agreements with Maruishi and CKD for CR845, a portion of which was deferred upon receipt, as well as license agreements for CR665, our first generation drug program for which development efforts have ceased. However, we have not received any significant clinical development or regulatory milestone payments, or any royalties, under these collaborations.

Research and Development

To date, our research and development expenses have related primarily to the development of CR845. Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, including laboratory build-out costs, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, third-party formulation expenses, fees paid to contract research organizations, or CROs, and other consultants, stock-based compensation for research and development employees and non-employee consultants and other outside expenses. Our research and development expenses also include expenses related to preclinical activities, such as drug discovery, target validation and lead optimization for CR845 and our other, earlier stage programs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Period-to- Period Change
	2014	2013
Revenue:
License fees	$302	$9,637	$(9,335)
Collaborative revenue	658	336	322

Total revenue	960	9,973	(9,013)

Cost and expenses:
Research and development	3,200	2,021	1,179
General and administrative	1,472	1,033	439

	4,672	3,054	1,618

Operating (loss) income	(3,712)	6,919	(10,631)
Interest income (expense), net	56	(1,602)	1,658

(Loss) income before benefit from income taxes	(3,656)	5,317	(8,973)
Benefit from income taxes	11	20	(9)

Net (loss) income	$(3,645)	$5,337	$(8,982)

Revenue

License fee revenue decreased $9.3 million to $0.3 million for the three months ended June 30, 2014, compared to the same period of 2013. The decrease was primarily the result of our recognition as license revenue of $0.3 million related to achievement of a milestone in June 2014 under the license agreement with Maruishi and $9.6 million of the upfront payment received from the execution of the license agreement with Maruishi in April 2013. Of the remaining $0.2 million of the milestone payment earned during the three months ended June 30, 2014, $0.1 million was recognized as collaborative revenue and $0.1 million was deferred. Collaborative revenue increased $0.3 million to $0.7 million for the three months ended June 30, 2014 compared to the same period of 2013. Collaborative revenue for the three months ended June 30, 2014 and 2013 included $526 thousand and $306 thousand, respectively, of revenue that had been deferred upon entry into the license agreement with Maruishi and $132 thousand and $30 thousand, respectively, from the sale of clinical compound.

Research and Development Expense

Research and development expenses increased by $1.2 million to $3.2 million, for the three months ended June 30, 2014, compared to the same period of 2013. The increase was primarily the result of a $0.7 million increase in direct preclinical studies and clinical trial costs, a $0.1 million increase in consultant services in support of preclinical studies and clinical trials and a $0.1 million increase in stock-based compensation expense. The increase in clinical trial costs resulted from the CR845 drug manufacturing costs, Phase 1 Oral CR845 trial and tablet formulation costs, and the Phase 2 IV CR845 hemodialysis/uremic pruritus trial preparation costs.

The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
External research and development expenses:
I.V. CR845	$1,053	$979
Oral CR845	1,193	383

Internal research and development expenses	954	659

Total research and development expenses	$3,200	$2,021

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, to $1.5 million, for the three months ended June 30, 2014, compared to the same period of 2013. The increase was primarily attributable to increases of $0.3 million in stock-based compensation expense, $0.2 million in insurance costs, $0.1 million in payroll and related costs, $0.1 million in public/investor relations costs and $0.1 million in professional fees, including director fees and accounting and auditing fees, partially offset by a decrease of $0.3 million in consultant costs, primarily related to the success fee associated with obtaining the Maruishi license agreement in 2013.

Interest Income (Expense), net

Interest income (expense), net, was $56 thousand of interest income earned on our cash and cash equivalents for the three months ended June 30, 2014 compared to $1.6 million of interest expense for the same period of 2013. The decrease in interest expense was due to the outstanding convertible promissory notes in 2013, which had resulted in $1.6 million of non-cash expenses during the three months ended June 30, 2013, including the accretion of debt discount relating to the intrinsic value of the beneficial conversion feature embedded in the notes and amortization of deferred financing costs, and accrued interest expense.

Benefit from Income Taxes

For the three months ended June 30, 2014 and 2013, pre-tax (loss) income was $(3.7 million) and $5.3 million, respectively, and we recognized a benefit from income taxes of $11 thousand and $20 thousand, respectively. The benefit from income taxes relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against net deferred tax assets at June 30, 2014 and December 31, 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,		Period-to- Period Change
	2014	2013
Revenue:
License fees	$302	$9,637	$(9,335)
Collaborative revenue	836	336	500

Total revenue	1,138	9,973	(8,835)

Cost and expenses:
Research and development	5,401	2,943	2,458
General and administrative	2,870	1,621	1,249

	8,271	4,564	3,707

Operating (loss) income	(7,133)	5,409	(12,542)
Interest income (expense), net	78	(2,731)	2,809

(Loss) income before benefit from income taxes	(7,055)	2,678	(9,733)
Benefit from income taxes	27	27	—

Net (loss) income	$(7,028)	$2,705	$(9,733)

Revenue

License fee revenue decreased $9.3 million to $0.3 million for the six months ended June 30, 2014, compared to the same period of 2013. The decrease was primarily the result of our recognition as license revenue of $0.3 million related to achievement of a milestone in June 2014 under the license agreement with Maruishi and $9.6 million of the upfront payment received from the execution of the license agreement with Maruishi in April 2013. Of the remaining $0.2 million of the milestone payment earned during the three months ended June 30, 2014, $0.1 million was recognized as collaborative revenue and $0.1 million was deferred. Collaborative revenue increased $0.5 million to $0.8 million for the six months ended June 30, 2014 compared to the same period of 2013. Collaborative revenue for the six months ended June 30, 2014 and 2013 included $677 thousand and $306 thousand, respectively, of revenue that had been deferred upon entry into the license agreement with Maruishi and $159 thousand and $30 thousand, respectively, from the sale of clinical compound.

Research and Development Expense

Research and development expenses increased by $2.5 million to $5.4 million, for the six months ended June 30, 2014, compared to the same period of 2013. The increase was primarily the result of a $1.9 million increase in direct preclinical studies and clinical trial costs, a $0.2 million increase in consultant services in support of preclinical studies and clinical trials and a $0.2 million increase in stock-based compensation expense. The increase in clinical trial costs resulted from CR845 drug manufacturing costs, Phase 1 Oral CR845 trial and tablet formulation costs and Phase 1 IV CR845 renal impairment trial costs.

The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
External research and development expenses:
I.V. CR845	$2,093	$1,223
Oral CR845	1,678	389

Internal research and development expenses	1,630	1,331

Total research and development expenses	$5,401	$2,943

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, to $2.9 million, for the six months ended June 30, 2014, compared to the same period of 2013. The increase was primarily attributable to increases of $0.6 million of stock-based compensation expense, $0.3 million of professional fees, including accounting, legal and directors’ fees, $0.3 million in insurance costs, $0.2 million in public/investor relations costs related to our IPO and $0.1 million of payroll and related costs, partially offset by a decrease of $0.3 million in consultant costs, primarily related to the success fee associated with obtaining the Maruishi license agreement in 2013.

Interest Income (Expense), net

Interest income (expense), net, was $78 thousand of interest income earned on our cash and cash equivalents for the six months ended June 30, 2014 compared to $2.7 million of interest expense for the six months ended June 30, 2013. The decrease in interest expense was due to the outstanding convertible promissory notes during 2013, which had resulted in $2.7 million of non-cash expenses during the six months ended June 30, 2013, including the accretion of debt discount relating to the intrinsic value of the beneficial conversion feature embedded in the notes and amortization of deferred financing costs, and accrued interest expense.

Benefit from Income Taxes

For the six months ended June 30, 2014 and 2013, pre-tax (loss) income was $(7.1 million) and $2.7 million, respectively, and we recognized a benefit from income taxes of $27 thousand and $27 thousand, respectively. The benefit from income taxes relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against net deferred tax assets at June 30, 2014 and December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2014, we have raised an aggregate of approximately $158.8 million to fund our operations, including primarily proceeds of $56.2 million, net of underwriting discounts and commissions and offering expenses, from our IPO, which closed in February 2014, $28.9 million received under our license agreements, primarily with Maruishi and CKD, $65.9 million of proceeds from the sale of shares of our convertible preferred stock, including Junior A convertible preferred stock (see below), and $7.4 million of net proceeds from debt financings, including convertible promissory notes (see below). As of June 30, 2014, we had $62.8 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, under our agreement with Maruishi, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. During June 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain for which, as of June 30, 2014, we are due a clinical development milestone payment of $0.5 million. Under our agreement with CKD, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees. Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and Oral CR845 development activities and, potentially, commercialization. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

We believe that, as of June 30, 2014, cash and cash equivalents on hand will be sufficient to fund our operations for the next 18 months without giving effect to any potential milestone payments we may receive under our collaboration agreements.

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

Junior A Convertible Preferred Stock

Under the terms of the Maruishi agreement, during April 2013, Maruishi purchased 2,105,263 shares of our Junior A convertible preferred stock pursuant to a stock purchase agreement for a purchase price of $8.0 million. These shares have been recorded at their fair value of $7.7 million. As a result, the premium of $0.3 million was allocated to the arrangement consideration and was, therefore, recognized as license fee revenue in accordance with our revenue recognition policies.

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

In addition, we have incurred and will continue to incur significant expenses as a result of our having become a public company in January 2014, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market (see Overview, above).

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months, without giving effect to any potential milestone payments we may receive under our collaboration agreements. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(7,330)	$11,334
Net cash (used in) investing activities	(6)	—
Net cash provided by financing activities	57,791	8,727

Net increase in cash and cash equivalents	$50,455	$20,061

Net cash (used in) provided by operating activities

For the six months ended June 30, 2014, net cash used in operating activities was $7.3 million compared to net cash provided by operating activities of $11.3 million for the six months ended June 30, 2013. The $18.6 million increase in net cash used in operating activities was due to an increase in net loss, net of non-cash charges, in addition to an increase in outflows related to changes in operating assets and liabilities.

For the six months ended June 30, 2014, non-cash charges primarily consisted of depreciation and amortization expense of $0.4 million and stock-based compensation expense of $0.8 million, partially offset by deferred rent costs of $0.1 million. The net change in operating assets and liabilities primarily consisted of cash outflows of $0.6 million of prepaid and other current assets, primarily related to prepaid insurance and prepaid clinical costs, $0.5 million of other receivables related to the milestone payment due from Maruishi and $0.4 million of deferred revenue from the Maruishi license transaction, partially offset by cash inflow of $0.1 million of accounts payable and accrued expenses.

For the six months ended June 30, 2013, non-cash charges primarily consisted of aggregate non-cash interest and amortization of beneficial conversion feature on our convertible promissory notes of $2.6 million and depreciation and amortization expense of $0.4 million, partially offset by deferred rent costs of $0.1 million. The net change in operating assets and liabilities primarily consisted of cash inflows of $5.4 million of deferred revenue related to the Maruishi license agreement and $0.3 million in accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities was $6 thousand for the six months ended June 30, 2014 related to the purchase of office computers. There were no investing activities for the six months ended June 30, 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $57.8 million for the six months ended June 30, 2014, which consisted primarily of gross proceeds of $63.2 million from our initial public offering, partially offset by $5.5 million of underwriting discounts and commissions and offering expenses paid in the six months ended June 30, 2014.

Net cash provided by financing activities was $8.7 million for the six months ended June 30, 2013, which consisted primarily of $7.6 million of proceeds received from the sale of Junior A convertible preferred stock and $1.4 million of net proceeds received from the issuance of convertible promissory notes, partially offset by the repayment of long-term debt (Connecticut Innovations Inc. loan) of $0.3 million.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2014 included those related to employment agreements with executive officers that were entered into in January 2014, in addition to operating lease obligations related to our operating facility in Shelton, Connecticut. See Note 13 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a single authoritative source of guidance and, thereby, is meant to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU 2014-09 changes the principle under which we will recognize revenue from contracts with customers from one which requires us to satisfy specific criteria before recognizing revenue to one which requires us to recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to customers. The amount of revenue to be recognized in any reporting period is determined by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (i.e., January 1, 2017). Early application is not permitted. We are allowed to adopt ASU 2014-09 either (1) retrospectively to each prior reporting period presented using several practical expedients related to completed contracts and required disclosures, or (2) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, including disclosure of the effect of using this method of adoption on the financial statement line items. We are currently in the process of deciding which method of adoption we will use and the effect of adoption of ASU 2014-09 on our results of operations, financial position and cash flows.

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

complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December  31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $62.8 million and $12.4 million, respectively. We generally hold our cash equivalents in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the six months ended June 30, 2014, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December  31, 2013.

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

As a result of the initial public offering, we received net proceeds on February 5, 2014 of approximately $58.8 million from the sale of 5,750,000 shares of common stock, after deducting approximately $4.4 million of underwriting discounts and commissions but before giving effect to any offering expenses borne by us. In addition, as of June 30, 2014, we have paid or accrued approximately an additional $2.6 million of offering expenses in connection with the IPO. None of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on February 3, 2014. As of June 30, 2014, we have used approximately $3.5 million of the funds received from our IPO for clinical trials and payments to research and development consultants.

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

CARA THERAPEUTICS, INC.

Date: August 7, 2014	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By	/s/ Josef Schoell
Josef Schoell
Chief Financial Officer
(Principal Financial and Accounting Officer)