Form 10-K
period 2014-12-31
Cara Therapeutics, Inc.
filed 2015-03-27
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the NASDAQ Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $226,478,179.

For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2014 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 20, 2015 was 22,824,919.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CARA THERAPEUTICS, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the success and timing of our preclinical studies and clinical trials, including our planned Phase 3 clinical trials for I.V. CR845;

•	our plans to develop and commercialize I.V. CR845 and our other product candidates, including Oral CR845;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. CR845 and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the potential of future scheduling of I.V. CR845 by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

•	the performance of our current and future collaborators, including Maruishi and CKD, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	the size and growth of the potential markets for pain management, including the postoperative and chronic pain markets, and our other product candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any approved products;

•	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;

•	our expectations regarding the period during which we will be an emerging growth company under the JOBS Act;

•	our use of the proceeds from our initial public offering, and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	the success of competing drugs that are or become available; and

•	the performance of third-party manufacturers and clinical research organizations.

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

Our most advanced product candidate, intravenous, or I.V., CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three Phase 2 clinical trials in patients with acute postoperative pain. We have scheduled an End of Phase 2 meeting with the FDA to be held in the second quarter of 2015 to discuss the design of Phase 3 trials for I.V. CR845 in acute pain and anticipate initiating our first Phase 3 clinical trial during the second quarter of 2015 and initiating two additional Phase 3 trials during the second half of 2015. In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability (“HAL”) trial of I.V. CR845. The top-line results from this HAL trial indicate that I.V. CR845 met the trial’s primary endpoint by demonstrating highly statistically significant lower “drug liking” scores as measured by visual analog scale (VAS) Emax (p <0.0001) when compared to I.V. pentazocine, a Schedule IV opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine. Additionally, I.V. CR845 showed no “drug liking” dose response as both doses of I.V. CR845 were the same. Those scores represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low (Schedule V) scheduled peripheral opioid for acute pain.

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. We have successfully completed a Phase 1 trial of a capsule formulation of Oral CR845 that established oral bioavailability parameters. In the second quarter of 2014, we initiated a Phase 1 trial of a tablet formulation of Oral CR845 for which we reported positive top-line data in the fourth quarter of 2014.

CR845 has exhibited anti-pruritic (anti-itch) potency in standard preclinical models. In the second quarter of 2014, we filed an Investigational New Drug Application (“IND”) and in the third quarter of 2014 we initiated a proof-of-concept Phase 2 trial for I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients for which there are no approved therapeutics in the U.S. In the fourth quarter of 2014, we reported positive top-line dose-ranging pharmacokinetic (PK) and safety data from this trial (considered a Phase 1b trial) and expect to report top-line efficacy results in the second quarter of 2015.

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

On January 30, 2014, our registration statement on Form S-1 (File No 333-192230) was declared effective for our initial public offering (“IPO”), pursuant to which we registered the offering and sale of 5,750,000 shares of common stock (including 750,000 shares upon exercise of an option by the underwriters) at a public offering price of $11.00 per share for an aggregate offering price of $63.3 million. As a result of the IPO, we received net proceeds of approximately $56.3 million from the sale of 5,750,000 shares of common stock, after deducting approximately $7.0 million of underwriting discounts and commissions and offering expenses paid by us.

According to IMS Health, an independent market research firm, the total U.S. market for pain management pharmaceuticals totaled $33.9 billion in 2014. The prescription pain management market in the United States is dominated by opioid analgesics, which, according to IMS Health data, represented 60% of the 446 million analgesic prescriptions written in 2014 and accounted for sales of $9.1 billion in that year. Opioid analgesics decrease the perception of pain by stimulating mu, delta and/or kappa opioid receptors. All of these receptors are involved in modulating pain signals. The most widely used opioid analgesics, including hydrocodone, oxycodone, morphine, and fentanyl, act primarily through the activation of mu opioid receptors in the central nervous system, or CNS. However, because of the wide distribution of mu opioid receptors throughout the brain, morphine and other mu opioid analgesics also trigger a characteristic pattern of adverse “central” side effects, including nausea and vomiting, itching and respiratory depression. Mu opioids are also known to cause euphoria, which can lead to misuse, abuse and addiction issues.

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

Our most advanced product candidate is an I.V. version of CR845 intended for the treatment of acute pain in an acute care setting. I.V. CR845 has been well tolerated and demonstrated consistent efficacy in three randomized, double-blind, placebo-controlled Phase 2 clinical trials. Two of these trials were in patients undergoing a laparoscopic hysterectomy, a soft tissue surgical procedure, and a third trial was in patients undergoing a bunionectomy, a hard tissue surgical procedure. I.V. CR845 administration resulted in statistically significant reductions in pain intensity, as measured by the sum of pain intensity difference, or SPID, the FDA-recommended endpoint. In addition, in both surgical models, I.V. CR845 exhibited an ability to decrease the opioid-related adverse events, or AEs, of nausea and vomiting associated with current therapies with no evidence of drug-related respiratory depression. According to research conducted at Duke University, post-operative AEs associated with currently approved opioids, such as nausea and vomiting, increase the length of time that a patient spends in the hospital and increases the cost of caring for those patients. Therefore, we believe that I.V. CR845 has the potential to significantly reduce the length of hospital stays, thereby reducing overall healthcare costs.

The safety profile of I.V. CR845 has been documented in nine clinical trials, including six Phase 1 and three Phase 2 studies. CR845 has been administered to over 400 human subjects at single or repeat doses ranging from 1mcg/kg to 40 mcg/kg up to a 1 week period, in the form of I.V. infusion or I.V. bolus injection. I.V. CR845 was considered to be generally safe and well tolerated in all of these clinical trials. The most common treatment-emergent adverse events, or TEAEs, across evaluated populations were transient facial tingling or numbness, dizziness and fatigue. In addition, a transient increase in urine output in the absence of electrolyte loss, otherwise known as aquaresis, was also observed, which in some subjects was accompanied by asymptomatic elevations in plasma sodium that were generally considered to be clinically unimportant. No clinically significant changes in electrocardiogram characteristics have been observed in any of these studies. Importantly, there appeared to be no cases of the characteristic CNS-related adverse events, such as acute psychiatric side effects, typically observed with prior-generation CNS-active kappa agonists.

In addition to I.V. CR845, we are also developing Oral CR845, which we believe could be used to provide pain relief to patients with acute or chronic pain in an outpatient setting and also as an I.V.-to-oral transition, or step-down, therapy for hospital patients being prepared for discharge. We have successfully completed a Phase 1 trial of an oral capsule formulation of CR845 to establish oral bioavailability parameters, as well as an additional Phase 1 clinical trial with an oral tablet formulation of CR845 with improved pharmaceutical properties. We intend to initiate the first Phase 2 trial with this formulation in the second quarter of 2015.

We are also developing a peripherally-acting cannabinioid receptor agonist, CR701, which has demonstrated potent activity in preclinical models of inflammatory and neuropathic pain without producing CNS-related side effects. In addition, CR701 exhibits substantial oral bioavailability in preclinical studies. We have successfully conducted pre-GLP safety studies with CR701 and are exploring the option of conducting the necessary GLP studies (safety studies conducted under the regulatory standard of Good Laboratory Practices) necessary to file an IND to initiate a Phase 1 ascending single-dose tolerance and pharmacokinetic study in healthy human subjects.

CR845 and CR701 were discovered by our scientists. We own eight U.S. patents with claims covering compositions of matter and methods of use for CR845. The earliest U.S. patent claiming CR845 compositions will expire no earlier than November 12, 2027. We also own four issued U.S. patents that cover the compound CR701, CR701 as a member of a class of related compounds and methods of using these compounds. These U.S. patents are due to expire no earlier than June 20, 2028.

We anticipate developing a distribution capability and commercial organization in the United States to market and sell our I.V. product candidates in the acute care setting, while out-licensing commercialization rights in certain geographical territories outside of the United States. For Oral CR845, we plan to explore late-stage development and commercialization partnerships both in the United States and worldwide. We have entered into collaboration agreements for both I.V. and Oral CR845 with Maruishi Pharmaceuticals in Japan and Chong Kun Dang Pharmaceutical Corp. in South Korea, which provide them the exclusive right to develop and market CR845 for certain indications within those territories. As of December 31, 2014, we had received approximately $26 million in payments in connection with these collaborations and were eligible to receive further payments and royalties upon the achievement of future development and commercialization milestones.

Our current product candidate pipeline is summarized in the table below:

Product Candidate	Primary Indication(s)	Status	Commercialization Rights
I.V. CR845	Acute Pain	Phase 3 Planning	Cara (worldwide, other than Japan and South Korea) Maruishi Pharmaceuticals (Japan) Chong Kun Dang Pharmaceutical (South Korea)

I.V. CR845	Uremic Pruritus	Phase 2	Cara (worldwide, other than Japan and South Korea) Maruishi Pharmaceuticals (Japan) Chong Kun Dang Pharmaceutical (South Korea)

Oral CR845	Acute & Chronic Pain	Phase 2 Planning	Cara (worldwide, other than Japan and South Korea) Maruishi Pharmaceuticals (Japan–for acute pain indication only) Chong Kun Dang Pharmaceutical (South Korea)

CR701	Neuropathic & Inflammatory Pain	Preclinical	Cara (worldwide)

The Market Opportunity – Pain Management

Pain is generally categorized by its duration as either acute or chronic, by its severity, as mild, moderate or severe, and its type and/or causality, such as postoperative or neuropathic. Acute pain is typically caused by an injury resulting in nerve, tissue or bone damage and is expected to subside in severity when the injury heals. Postoperative pain is a subset of the acute pain market. Chronic pain, on the other hand, is prolonged, and can be the long-term result of an acute injury or an ongoing disease condition, such as neuropathic pain associated with diabetes. According to a recent Institute of Medicine report, chronic pain affects approximately 100 million U.S. adults, while millions of others experience acute pain caused by events such as surgery, injury, childbirth and illness. According to IMS Health, the total U.S. market for pain management pharmaceuticals was $33.9 billion in 2014. In 2012, according to Visiongain, an independent industry research company, total sales for pain therapies worldwide, exceeded $63 billion.

The severity of pain is the key factor in determining the appropriate therapy. Mild or mild-to-moderate pain is generally treated with non-opioid products, such as oral formulations of NSAIDs (e.g., ibuprofen, naproxen), aspirin, and acetaminophen. Moderate-to-severe pain, on the other hand, is typically treated with products containing traditional mu opioids. Mu opioid analgesics are effective to some degree for many patients, but have a poor side effect and abuse liability profile, which limits or precludes their use in treating less severe pain. For many people with moderate-to-severe pain, opioid analgesics are the only effective method of treating pain. As a result, these opioid analgesics are among the largest prescription drug classes in the United States. According to IMS Health, opioid analgesics represented approximately 60% of the nearly 446 million analgesic prescriptions written in 2014, accounting for $9.1 billion in sales.

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

The Unmet Need in Pain Management

Despite the size of the pain management market, there has been little innovation in the development of new analgesics, with nearly all recent new drug approvals limited to reformulations and improved methods of delivery of existing therapeutics. Mu opioids continue to be the most prescribed drugs for pain management, despite their side effects and the potential for misuse, abuse and addiction. These concerns often cause healthcare providers to administer or prescribe less than optimal doses of mu opioids, or patients to take lower than prescribed doses, resulting in inadequate pain relief. Consequently, we believe that the pain market represents a therapeutic area with substantial unmet needs for patients in pain, for physicians who must balance pain control with risks of causing severe adverse events, and for healthcare organizations that bear the costs of managing the consequences of undertreated pain and drug-related adverse events. We believe that CR845, with its novel mechanism of action, will be attractive to patients and physicians, as well as hospitals and payers, as a treatment for moderate-to-severe pain because of its ability to provide pain relief without opioid-related adverse events or abuse and addiction issues associated with currently approved mu opioid analgesics.

The Market Opportunity – Pruritus

Pruritus, or itch, is defined as an unpleasant sensation that provokes the desire to scratch. Certain systemic diseases have been known to cause pruritus that ranges in intensity from a mild annoyance to an intractable, disabling condition. The sensation of pruritus is transmitted through slow-conducting unmyelinated C-polymodal and possibly type A delta nociceptive neurons with free nerve endings located near the dermoepidermal junction or in the epidermis. These neurons appear to be located more superficially and are more sensitive to pruritogenic substances than pain receptors. Activators of these nerves include histamine, neuropeptide substance P, serotonin, bradykinin, proteases (e.g., mast cell tryptase), and endothelin (which stimulates the release of nitric oxide). Impulses are transmitted from the dorsal root ganglion to the spinothalamic tract. Additionally, opioids are known to modulate the sensation of pruritus, both peripherally and centrally. Stimulation of mu opioid receptors accentuates pruritus, while stimulation of kappa receptors suppress pruritus.

Pruritus may be classified into the following categories on the basis of the underlying causative disease: renal or uremic pruritus, cholestatic pruritus, hematologic pruritus, endocrine pruritus, pruritus related to malignancy, dermatological pruritus and idiopathic generalized pruritus. According to a study Cara conducted with IMS utilizing medical claims data from 2013, nearly 45 million patients have been diagnosed with diseases known to trigger pruritus in the United States alone. Of those patients, nearly half (47%) or 21 million received a prescription for an anti-pruritic agent such as corticosteroids, antihistamines, select antidepressants, counterirritants, bile acid sequestrants, rifampin, narcotic antagonists and partial agonists, topical immunomodulators (Elidel, Protopic) or gabapentin.

Uremic Pruritus

Renal or uremic pruritus can occur in patients with chronic renal failure (CRF) and is most often seen in patients receiving hemodialysis (HD). According to Fresenius Medical Care, a world leading provider of products and medical care for dialysis patients, there were over 400,000 patients in the United States and 2.2 million globally undergoing HD in 2013. It is estimated that 40-50% of these patients suffer from renal or uremic pruritus according to a study of dialysis patients (“Pruritus in haemodialysis patients: international results from the Dialysis Observation and Practice Patterns Study (DOPPS)”, Pisoni et al. 2006).

Currently, there are no approved products in the United States to treat renal or uremic pruritus. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants and others with varying degrees of success. There is one product, nalfurafine, approved to treat uremic pruritus in Japan. Nalfurafine is a kappa opioid receptor agonist but it also has partial mu-opioid receptor activity. Mu agonists, like morphine, are known to cause itch. Kappa agonists that cross the blood brain barrier like nalfurafine are also known to cause CNS-related adverse events resulting in high rates of discontinuation. The limited efficacy in light of concerns about adverse events caused European Medicines Agency to refuse to approve nalfurafine for the treatment of uremic pruritus in 2013.

Other Causes of Pruritus

There are many other systemic diseases that can trigger pruritus in patients. They include cholestatic liver disease endocrinologic disease (e.g. hyperthyroidism), malignancy (e.g. Hodgkin lymphoma), hematologic disease (e.g. polycythemia vera), atopic dermatitis, eczema, psoriasis, hives/urticarial, and lice/scabies. Data from a Cara-sponsored IMS Health study, indicates that over 20 million patients suffer from some level of pruritus in the United States. Many of these patients are sub-optimally treated for their pruritus with products not approved to treat their condition.

Our Product Candidates

Overview of CR845

CR845 is a peripherally-acting kappa opioid receptor agonist that we are developing for treatment of both acute and chronic pain. Our most advanced product candidate, I.V. CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three Phase 2 clinical trials in patients with acute postoperative pain. Due to its selectivity for the kappa opioid receptor and ability to decrease mu opioid use, CR845 has demonstrated a consistent ability to decrease the acute opioid-related AEs of nausea and vomiting with no evidence of drug-related respiratory depression. CR845 has been administered to over 400 human subjects in Phase 1 and Phase 2 clinical trials as an intravenous infusion, rapid intravenous injection or oral capsule or tablet and was considered to be safe and well tolerated in these clinical trials.

We believe CR845-based products, if approved, have the potential to be attractive for patients with moderate-to-severe pain and their physicians due to the following attributes:

•	novel, peripherally-acting, kappa opioid receptor mechanism of action;

•	strong evidence of efficacy and anti-inflammatory activity;

•	potential for reducing mu opioid use and opioid-related AEs, such as nausea and vomiting;

•	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;

•	absence of euphoria which lowers addiction or abuse potential;

•	avoidance of drug-drug interactions because, as a peptide composed of four non-natural D-amino acids that is not metabolized in the liver, CR845 does not interact with the liver enzymes responsible for the metabolism of most commonly used classes of drugs; and

•	availability in I.V. form for acute pain treatment in the hospital setting and oral form for treatment of acute and chronic pain in either a hospital or outpatient setting.

We have scheduled an End of Phase 2 meeting with the FDA to be held in the second quarter of 2015 to discuss the Phase 3 trials for I.V. CR845 in acute pain, which we expect to commence in the second quarter of 2015. We have successfully completed a Phase 1a/1b clinical trial of a tablet formulation of Oral CR845 and are preparing to advance this formulation of Oral CR845 into a Phase 2 clinical trial in the second quarter of 2015.

I.V. CR845

Our most advanced product candidate, I.V. CR845, is an injectable version of our first-in-class, peripheral kappa opioid receptor agonist which is designed to provide pain relief without stimulating mu opioid receptors and therefore without mu opioid-related side effects, such as nausea, vomiting, respiratory depression and euphoria. I.V. CR845 has demonstrated efficacy and tolerability in three randomized, double-blind, placebo-controlled Phase 2 clinical trials in patients undergoing soft tissue (laparoscopic hysterectomy) and hard tissue (bunionectomy) surgery. In both the laparoscopic hysterectomy and bunionectomy clinical trials, CR845 administration resulted in statistically significant reductions in pain intensity, as measured by summed pain intensity differences, or SPID, which is the FDA-recommended acute pain endpoint.

Phase 2b Laparoscopic Hysterectomy (CLIN2002)

Our CLIN2002 clinical trial was a multicenter, double-randomized, double-blind, placebo-controlled trial conducted in 203 patients at 22 sites in the United States. The trial enrolled female patients, ages 21 to 65, scheduled for elective laparoscopic hysterectomy under general anesthesia. In this trial, patients were administered either placebo or one dose of 40mcg /kg I.V. CR845 preoperatively. Following surgery, if they were medically stable and had a pain intensity score ≥40 on a 100 point pain scale based on the visual analog scale, or VAS, they were re-randomized to receive either placebo or one dose of 40mcg /kg I.V. CR845. Efficacy was measured using time-specific 24 hour pain intensity differences. Pain intensity, or PI, is measured at various times by asking patients to rate their pain on a 100-point scale, where “0” is absence of pain and “100” is the worst possible pain. PID, or pain intensity difference, is the difference between the PI measured prior to treatment and at subsequent times of measurement. SPID, or the summed pain intensity difference, is the time-weighted sum of all of the PID scores, from the pretreatment level to a subsequent time of measurement, such as 24 hours after the pretreatment baseline pain measurement. Both PID and SPID are FDA-recognized endpoints for acute pain clinical trials. Additional endpoints included the amount of morphine consumption over 24 hours, time-specific total pain relief and patient global evaluation of study medication. Of the 203 patients that participated in the trial, 183 received a post-operative dose; however, two subjects did not record baseline pain scores and were not included in calculated PID and SPID values.

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
Values represent mean + Standard Error of the Mean (“SEM”)

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

Figure 7a: Phase 2 Bunionectomy – Summed Pain Intensity Difference From 0-24 Hours (SPID0-24), 0-36 Hours (p SPID0-36) and 0-48 Hours (SPID0-48) in Completer Population	Figure 7b: Phase 2 Bunionectomy – Summed Pain Intensity Difference From 0-24 Hours (SPID0-24), 0-36 Hours (SPID0-36) and 0-48 Hours (SPID0-48) in mITT Population (Completers Plus Non-Completers)

*	p≤0.05 – One-sided Analysis of Variance with Treatment Group as a Main Effect (mean +/- SEM)
**	p≤0.03 – One-sided Analysis of Variance with Treatment Group as a Main Effect (mean +/- SEM)

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

In this bunionectomy trial, repeated intravenous administration of I.V. CR845 at a dose of 5mcg /kg was safe and generally well tolerated. The most frequent TEAEs (greater than 10%) observed in the CR845 treatment group were transient facial tingling and somnolence, a state of near-sleep. Of the seven cases of somnolence reported, the clinical trial’s investigator reported four as “mild” and/or “related to drug” and three as “moderate” and/or “not related to drug”. The mean plasma sodium concentration in CR845-treated patients exhibited an approximately 3% rise over 24 hours from baseline levels, but was not outside the normal physiological range at either 24 or 48 hours post-CR845 administration. This lack of clinically significant hypernatremia was likely a result of both utilizing a lower dose of I.V. CR845 and replacing transient fluid loss with oral water or sodium-free intravenous fluid. In addition, consistent with our prior studies, there was no evidence of acute psychiatric side effects that were observed with prior-generation CNS-active kappa opioid agonists.

Phase 2a Laparoscopic Hysterectomy (CLIN2001)

Our CLIN2001 trial was a randomized, double-blind, placebo-controlled, proof-of-concept trial to evaluate the analgesic efficacy and safety of I.V. CR845 during the postoperative period in 114 patients undergoing laparoscopic hysterectomy. In the first of two cohorts, two single doses of I.V. CR845 (8 mcg/kg and 24 mcg/kg) were evaluated versus placebo in 68 patients who were maintained on patient-controlled analgesia, or PCA, morphine for 24 hours after surgery prior to randomization to receive treatment with CR845 or placebo. However, more than 50% of the patients (CR845 and placebo) in this cohort did not request any rescue medication before at least 4 hours after randomization and 30% of placebo patients required no narcotic for 24 hours after randomization. Therefore, it was concluded that the magnitude of pain the day after surgery appeared to be insufficient to allow separation between treatment groups and no clinical conclusions regarding the efficacy of I.V. CR845 could be made from this cohort.

In the second cohort, 46 patients were administered a single dose of I.V. CR845 (40 mcg/kg) or placebo within three hours following recovery from surgery. In this group, CR845-treated patients exhibited statistically significant reductions in pain intensity up to six hours post-infusion versus placebo (p≤0.05). Moreover, PCA morphine use was approximately 49% lower in the CR845-treated group compared to placebo starting at four hours post-infusion and lasting through an additional 12 hours (p≤0.01) with a concomitant reduction in nausea and vomiting. The results for this proof-of-concept trial indicated that CR845 treatment could reduce pain intensity and morphine consumption post-surgery and informed the study timeline and design of the larger Phase 2 clinical trial (CLIN2002) described above.

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

CR845 Phase 1 Clinical Trials

In addition to the three Phase 2 clinical trials, the safety of CR845 has been demonstrated in four Phase 1 clinical trials. CR845 was generally well tolerated in all of these clinical trials. The most common TEAEs across evaluated populations were transient facial tingling or numbness, dizziness, fatigue and a transient increase in urine output in the absence of electrolyte loss, or aquaresis. Some of the subjects with aquaresis also exhibited an increase in heart rate upon standing up, or postural tachycardia, which was not accompanied by a decrease in blood pressure, resolved without intervention, and was classified as mild by the Investigator. We have demonstrated that this elevation in heart rate was a physiological consequence of the subject’s fluid deficit rather than a direct effect of the drug. No other changes in vital signs, including supine pulse rate, blood pressure, respiratory rate, oral body temperature, or oxygen saturation were observed with CR845, nor were any clinically significant changes observed in electrocardiogram characteristics. In addition, the CNS adverse events characteristic of prior-generation CNS-active kappa agonists, such as acute psychiatric side effects, were not observed with CR845. The potential to cause sedation was assessed using the Ramsey Sedation Scale in the ascending dose-tolerance Phase 1 trial (Study 2048-001) of I.V. CR845, which included 54 subjects (17 on placebo; 37 on CR845). CR845 was considered to not cause sedation in this population of normal, healthy subjects in this trial.

Phase 1 Human Abuse Liability Trial (CLIN1006)

In the fourth quarter of 2014, we completed a Human Abuse Liability (“HAL”) trial in which we evaluated the relative abuse liability of I.V. CR845 compared to I.V. pentazocine, a Schedule IV opioid receptor agonist. The trial included 39 subjects who were non-dependent recreational opioid and hallucinogen abusers and was conducted as a four-way cross-over trial, in which each subject received two doses of I.V. CR845 (5 mcg/kg and 15 mcg/kg), one dose of I.V. pentazocine and placebo. The top-line results from this HAL trial indicate that I.V. CR845 met the trial’s primary endpoint by demonstrating highly statistically significant lower “drug liking” scores as measured by visual analog scale (“VAS”), Emax (p <0.0001), when compared to I.V. pentazocine (Figure 10). I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001), compared to pentazocine. Additionally, I.V CR845 showed no “drug liking” dose response as the effect of both doses of I.V. CR845 were the same. These metrics represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of these results are supportive of the potential for I.V. CR845 to be the first non-scheduled or low-scheduled (Schedule V) peripheral opioid for acute pain.

Figure 10: Phase 1 HAL Trial – I.V. CR845 has highly statistically significant lower “drug liking” scores than I.V. pentazocine

Phase 1b Safety and PK in Dialysis Patients (CLIN2005)

In 2014, we conducted a Phase 1b clinical trial (as part of a Phase 2 proof-of-concept trial) as a double-blind, randomized, placebo-controlled trial designed to evaluate the safety and pharmacokinetics (“PK”) of I.V. CR845 in 24 hemodialysis patients. I.V. CR845 was administered as a bolus dose (ranging from 0.5 mcg/kg to 2.5mcg/kg) after each dialysis session up to three times a week (“t.i.w”). Pharmacokinetic analysis indicated that I.V. CR845 exhibited dose linear increases in maximum serum concentration (“Cmax”) and total CR845 exposure, using a common measurement method known as area under the curve (“AUC”) with an approximate 10-fold increase in AUC across doses in these dialysis patients compared to normal subjects.

I.V. CR845 was observed to be safe and well tolerated over the one-week dosing period. The most common adverse events (“AEs”) were transient facial tingling and headache, and no serious AEs were reported. Although uremic pruritus was not an inclusion criterion for randomization, three subjects entered the trial with “worst itching” baseline scores in the moderate-to-severe range, > 4.0 on a 10.0 point visual analog scale (VAS). All three of these subjects received t.i.w. dosing of I.V. CR845 (with two subjects receiving 1 mcg/kg and one receiving 2.5mcg/kg) and ended the one-week dosing period with reported “worst itching” scores of 1.0 or less.

The ongoing Phase 2 trial will measure the efficacy of I.V. CR845 compared to placebo in reducing the intensity of itch in dialysis patients with baseline “worst itching” scores of 4.0 or greater over a two-week dosing period. The primary endpoint of the study will be the change from baseline in the average “worst itching” scores during the second week of treatment, as recorded on a VAS. Secondary endpoints will focus on quality of life measures associated with pruritus burden using a series of previously validated self-assessment scales. The study will enroll a total of 60 dialysis patients at multiple sites in the U.S. and expect to report top-line efficacy results in the second quarter of 2015.

CR845 Pre-clinical Studies

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

Table 1: CR845 Exhibits a Broad Spectrum of Activity in Multiple Types of Industry Standard Preclinical Pain Models

Model		Species	ED50 (I.V., mg/kg)	Duration of Action
Somato – Visceral Inflammatory Pain	Acetic Acid Writhing – somatic and visceral pain	Mouse	0.07	>18 h

Chronic Inflammatory Pain	Complete Freund’s Adjuvant – mechanical hyperalgesia	Rat	0.08	>2 h

Acute Inflammatory Pain	Carrageenan – mechanical hyperalgesia	Rat	0.3	>1h

Neuropathic Pain	L5/6 Spinal Nerve Ligation – tactile allodynia	Rat	0.3	>8 h

The peripheral mechanism of action of CR845 has been supported preclinically by both biochemical measurement and functional pharmacological studies. In pharmacokinetic studies, animals administered analgesic and supra-analgesic doses of CR845 exhibited no measurable concentrations of drug in extracted brain tissue indicating that the CNS was not the site of action for CR845. Moreover, in standard preclinical pain models, such as the “Chung Model” of neuropathic pain, our scientists confirmed that the analgesic action of CR845 can be blocked with kappa opioid receptor antagonists administered directly to the local site of injury, indicating a peripheral site of action for CR845 (Figure 11 below). In the “Chung Model”, neuropathic pain is induced experimentally by ligating spinal nerves mediating sensation for a hind limb. This results in a type of neuropathic pain, referred to as allodynia. Experimental animals with allodynia exhibit a “paw withdrawal reflex” upon contact with a relatively thin filament on the injured site. Sets of different thickness filaments are used to test sensitivity, each of which is designed to produce a given force (in grams) upon bending after contact. By testing with these filaments, the minimum force to evoke a withdrawal response defines the paw withdrawal threshold. The nerve injury produces a marked reduction in paw withdrawal thresholds (increased sensitivity to force) in response to probing with the filaments. I.V. administration of CR845 reduces this neuropathic pain as demonstrated by a subsequent increase in the withdrawal threshold (see Figure 10 below). Administration of a low dose of the selective peripherally-acting kappa opioid receptor antagonist nor-binaltorphamine, or nor-BNI, into the plantar surface of the injured paw significantly reduces the effect of CR845, whereas injection of saline had no effect on the efficacy of CR845. Because nor-BNI was only able to block local peripheral kappa opioid receptors in this experiment, we believe these results show that the effect of CR845 is a result of activation of kappa opioid receptors located at the peripheral site of injury rather than in the CNS.

Figure 11: Efficacy of CR845 in “Chung Model” of Neuropathic Pain is Blocked With Peripheral (Intrapaw) Administration of a Kappa Antagonist (norBNI) in Rats

*	denotes p≤0.001 compared to vehicle-treated controls (two-way analysis of variance).

Vehicle or Nor-BNI was administered intraplantarly (0.2 mg) 15 min prior to CR845

Injection(1 mg/kg).

N=6 male rats/group, mean ± SEM

I.V. CR845 – Phase 3 Clinical Development Plan

We are currently planning our Phase 3 clinical program to seek FDA approval for I.V. CR845 in the United States for the management of moderate-to-severe acute pain in an acute care setting. Based on guidance from the FDA, we believe that we will be required to complete a minimum of two Phase 3 clinical trials, one in patients with pain resulting from soft tissue surgery and one in patients with pain resulting from hard tissue surgery. However, we currently plan to conduct three Phase 3 trials, which we believe will provide the breadth of patients and surgical exposures, as well as the necessary number of drug exposures, to enable a successful NDA review process. We believe that the primary efficacy endpoints will be the change in SPID at either 24 or 48 hours as compared to placebo. Recent trials conducted by other companies for FDA-approved acute pain drugs have run similar Phase 3 development programs in soft and hard tissue using either SPID 24 or SPID 48 as their endpoints. We have scheduled an End of Phase 2 meeting with the FDA to be held in the second quarter of 2015 to discuss the design of Phase 3 trials for I.V. CR845 in acute pain. We anticipate initiating the first Phase 3 trial during the second quarter of 2015 and initiating the remaining two Phase 3 trials during the second half of 2015 and, if successful, submitting a New Drug Application, or NDA, with the FDA following the completion of these trials.

These planned clinical trials will be similar in design to our Phase 2 clinical trials:

•	CLIN3001: This clinical trial is expected to be a randomized, double-blind, placebo-controlled trial in approximately 400 male and female patients with postoperative pain after bunionectomy surgery. The patients will be assigned to receive one of three doses of I.V. CR845 or placebo. The primary efficacy endpoint of the trial is expected to be the SPID at 48 hours. Secondary endpoints will include morphine use, SPID at other time points, TOTPAR at 24 hours and occurrence of nausea and vomiting.

•	CLIN3002: This clinical trial is expected to be a randomized, double-blind, placebo-controlled trial in approximately 400 female patients with postoperative pain after laparoscopic-assisted hysterectomy. The patients will be assigned to receive one of three doses of I.V. CR845 or placebo, administered preoperatively and postoperatively. The primary efficacy endpoint of the trial is expected to be the SPID at 24 hours. Secondary endpoints will include morphine use, SPID at other time points, TOTPAR at 24 and 48 hours, and occurrence of nausea and vomiting.

•	CLIN3003: This clinical trial is expected to be a randomized, double-blind, placebo-controlled, adaptive-design trial in approximately 500-600 male and female patients with postoperative pain after laparoscopic–assisted abdominal surgery. The patients will be assigned to receive one of three doses of I.V. CR845 or placebo, administered preoperatively and postoperatively. The primary efficacy endpoint of the trial is expected to be the SPID at 24 hours. Secondary endpoints will include morphine use, SPID at other time points, TOTPAR at 24 and 48 hours, and occurrence of nausea and vomiting.

The results of these trials would be submitted as part of the I.V. CR845 NDA. Based on guidance from the FDA, we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting an NDA. We believe our planned clinical trials and our clinical trials completed to date will result in sufficient exposures to support an NDA.

Oral CR845

We are also developing an oral version of CR845. We believe Oral CR845 will address a significant unmet medical need for a safer alternative to opioids, NSAIDs or CNS anticonvulsant agents for the treatment of moderate-to-severe acute and chronic pain. In addition to the efficacy benefits that CR845 has previously demonstrated, we believe a significant benefit of Oral CR845 in the acute and chronic pain market would be its lack of CNS side effects, including euphoria, which should preclude the misuse, abuse and addiction risks associated with currently approved mu opioids.

Following our development of a capsule formulation of CR845, we initiated a program, using a third party proprietary formulation technology, to develop a tablet formulation with improved pharmaceutical properties in order to conduct proof-of-concept clinical safety and efficacy trials. We recently reported the successful completion of a single U.S. center, randomized, placebo-controlled, escalating single oral dose, sequential group Phase 1 clinical trial of Oral CR845 (Study 1002-PO), which was conducted in 150 healthy volunteers. This trial assessed six tablet strengths of CR845 ranging from 0.1 mg to 10 mg, which demonstrated a mean oral bioavailability of 10% across all dose groups under fasting conditions, with a range of maximum plasma concentrations of CR845 bracketing the concentrations seen in previously successful Phase 2 trials with I.V. CR845 (see Figure 12 below).

Figure 12: Pharmacokinetic Profiles of Ascending Concentrations of CR845 Tablets Compared to I.V. CR845 in Human Subjects.

All tested dose strengths were also observed to be active at peripheral kappa opioid receptors, as indicated by statistically significant (p<0.0001) acute increases in serum prolactin, an established neuroendocrine biomarker of kappa opioid receptor activation. In addition to the single dose trial, a multiple ascending dose study was carried out with the 0.1 mg, 1 mg, and 5 mg tablets, administered twice a day for one week. In this trial we observed that all tablet doses were well tolerated, with no serious adverse events reported; all adverse events were mild and generally similar to those reported with I.V. CR845. Additionally, clinical safety laboratory measurements were normal across all tablet strengths after single or repeat dosing.

None of the test subjects displayed any of the dysphoric or psychotomimetic side effects that have hindered the development of prior generations of centrally active kappa agonists. We believe that the identification of tablet strengths that produce plasma levels of CR845 similar to those seen in the Phase 2 postoperative analgesia clinical trials of I.V. CR845, together with evidence that these doses are well-tolerated, and bioactive, lays a strong foundation for conducting proof-of concept efficacy trials with this new oral formulation. We intend to initiate a Phase 2 clinical trial in the second quarter of 2015. Such trial, if successful, would be expected to substantially broaden the potential utility of CR845 beyond the acute care setting for which I.V. CR845 was designed, while complementing that use (e.g., as an out-patient discharge medication following treatment in a hospital with I.V. CR845).

CR701 Overview

In addition to our CR845 family of peripheral kappa agonists, we have discovered and are developing lead molecules that selectively modulate peripheral cannabinoid receptors. Studies on the effects of cannabis have led to the discovery of an endogenous system of ligands in humans involved in a number of physiological processes, including pain and inflammation. The main naturally occurring ligands for this system, anandamide and 2-arachidonoylglycerol (2-AG), activate a number of cannabinoid receptors, including CB1 and CB2 receptors. Like opioid receptors, CB1 and CB2 receptors are members of the G protein-coupled receptor superfamily. CB1 receptors and associated ligands are mainly localized in the brain, whereas CB2 receptors are found mainly in peripheral tissues, particularly immune cells such as leukocytes and mast cells, which have been shown to be involved in pain and inflammatory responses. We are developing lead molecules that selectively modulate peripheral CB receptors without targeting CNS cannabinoid receptors. Our most advanced CB compound, CR701, is a peripherally-restricted, mixed-CB1/CB2 receptor agonist that selectively interacts with these cannabinoid receptor subtypes, with no off-target activities. The compound is orally bioavailable, active in preclinical models of inflammatory and neuropathic pain, and does not produce the side effects characteristic of centrally-active cannabinoids, such as sedation and hypothermia. Accordingly, CR701 would be expected to have substantially less abuse potential than centrally-active cannabinoids, but retain activity against therapeutically valuable peripheral targets, similar in principle to CR845.

Our Strategy

Our strategy is to develop and commercialize a novel and first-in-class portfolio of peripherally-acting analgesics, focused initially on kappa opioid receptor agonists, with I.V. CR845 as the lead candidate, and subsequently on cannabinoid receptor agonists. We have designed and are developing product candidates which have clearly defined clinical development programs and target large commercial market opportunities. The key elements of our strategy are as follows:

Continue to advance I.V. CR845 to approval for treating moderate-to-severe acute pain in acute care settings in the United States. We are currently planning a Phase 3 program for I.V. CR845 based on prior FDA guidance and have scheduled an End-of-Phase-2 meeting during the second quarter of 2015 to discuss this with the FDA. We believe that we will be required to complete a minimum of two successful Phase 3 clinical trials, one in patients with pain resulting from soft tissue surgery and one in patients with pain resulting from hard tissue surgery. At present, we intend to conduct three Phase 3 clinical trials, which we believe will provide the breadth of patients and surgical exposures, as well as the necessary number of drug exposures, to enable a successful NDA review process.

Build a sales and marketing organization to commercialize I.V. CR845 for acute pain in the acute care setting in the United States. We are planning to establish a hospital-based sales force to market I.V. CR845 to physicians in the United States. We believe that a sales force of approximately 80 sales professionals can reach a large majority of our target market. We also intend to build a medical liaison organization as well as a reimbursement infrastructure to support our sales and marketing efforts.

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

Establish proof-of-concept for the utility of CR845 in additional, non-analgesic, clinical indications, such as pruritus. Based on potent anti-pruritic (anti-itch) properties we observed CR845 to possess in standard preclinical models of itch, we began exploring I.V. CR845 as a potential treatment of uremic pruritus, a condition that is prevalent among kidney dialysis patients and is resistant to both anti-histamine and steroid treatments and for which there are no approved therapeutics in the U.S. In 2014, we conducted a proof-of-concept Phase 2 trial for I.V. CR845 for the treatment of uremic pruritus, in which we observed I.V. CR845 to have a good tolerability profile in end-stage kidney disease patients. In the fourth quarter of 2014, we reported positive top-line dose-ranging pharmacokinetic and safety data from this trial and expect to report top-line efficacy results in the second quarter of 2015. If these trial results are positive, we intend to explore the future development of I.V. CR845 in uremic pruritus.

Commercial Partnerships

Maruishi Pharmaceutical Co., Ltd.

In April 2013, we entered into a license agreement with Maruishi Pharmaceutical Co. Ltd. (“Maruishi”) under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing CR845 in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop CR845 and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. If we abandon development of CR845 and begin development of another kappa opioid receptor agonist that is covered by the claims of the patents we licensed to Maruishi, such other agonist will automatically be included in the license to Maruishi. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize CR845 in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States. We also agreed to use commercially reasonable efforts to supply Maruishi with its requirements of drug product containing CR845 or, at Maruishi’s election, CR845 drug substance. Maruishi may choose instead to manufacture its own requirements of CR845 drug product and/or drug substance.

Under the terms of the agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones. In August 2014, we received a milestone payment of $0.5 million upon the completion by Maruishi of a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain. We are also eligible to receive a one-time sales milestone of one billion Yen (approximately $8.2 million based on the US Dollar/Yen exchange rate as of March 15, 2015) when a certain sales level is attained. We also receive a mid-double digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The agreement continues until terminated. Either we or Maruishi may terminate the agreement for the other party’s breach of the agreement or bankruptcy. Maruishi may terminate the agreement at any time at will. We may terminate the agreement as a whole if Maruishi challenges the licensed patent rights, and we may terminate the agreement with respect to any indication if Maruishi discontinues its development activities. In addition, in connection with the license agreement, Maruishi made an $8.0 million equity investment in our company.

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

Sales and Marketing

In executing our strategy, our goal is to have significant control over the development process and commercial execution for I.V. CR845 in the United States. We anticipate developing a distribution capability and commercial organization in the United States to market and sell our I.V. product candidates in the acute care setting, while out-licensing commercialization rights in certain geographical territories outside of the United States. For Oral CR845, we plan to explore late-stage development and commercialization partnerships both in the United States and worldwide.

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

Additionally in September 2014, we conducted a quantitative primary market research study to evaluate the commercial opportunity of Oral CR845 for both acute and chronic pain in the United States. The study surveyed 100 physicians (Pain Specialists, Orthopedic Surgeons, Primary Care Physicians and Rheumologists) on their current treatment of acute and chronic pain. Physicians were then shown a profile of oral CR845 based on Cara’s Phase 2 safety and efficacy data in laparoscopic hysterectomy and bunionectomy pain. Additionally, physicians were shown different levels of DEA drug scheduling for CR845 to evaluate. Key results were:

•	84% of surveyed physicians report they are likely to prescribe the product to their patients with moderate-to-severe pain, with 55% “very to extremely likely”.

•	Physicians rated CR845 very favorably on features that were important when making treatment decisions such as safety profile and low abuse potential.

•	Other key benefits mentioned included the fact that it has an appealing mechanism of action, and has lower CNS side effects.

•	Oral CR845 received significant preference share (>30%) for patients with acute and chronic moderate-to-severe pain.

As a result, we believe that oral CR845 represents a significant opportunity for patients in both acute and chronic pain.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions of matter for and methods of using CR845. Eight U.S. patents directed to CR845 have issued and are expected to expire no earlier than 2027. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

CR845

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes ten issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007;

8,236,766; 8,486,894, 8,536,131, 8,906,859 and 8,951,970) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including CR845 or related molecules, as well as methods of using these compounds. U.S. Patent No. 7,402,564, which is the earliest issued U.S. patent claiming CR845 compositions is due to expire November 12, 2027, although under certain circumstances the patent term may be extended for up to a further five (5) years based upon the Hatch-Waxman Act. The CR845 patent portfolio also includes pending U.S. patent applications which claim additional uses and methods of administering CR845. Related foreign applications were filed in more than 40 other countries. National patents have been granted in 31 European countries, as well as in Australia, China, Hong Kong, Japan, Malaysia, Mexico, New Zealand, Russia, Singapore and South Africa. These granted foreign patents with claims to CR845 are due expire no earlier than November 12, 2027. Patent applications claiming CR845 are pending in Brazil, Canada, Israel, India and South Korea.

CR701

Our imidazoheterocycle cannabinoid compound patent portfolio, which is wholly owned by us, includes U.S. Patent Nos. 7,517,874 8,431,565 and 8,859,538; and a pending U.S. patent application claiming CR701, related compounds, and methods of using these compounds. These U.S. patents are due to expire no earlier than June 20, 2028. A related international PCT application was filed and sixteen national patent applications and a European regional and a Eurasian regional patent application has been filed based on the international patent application. The European regional patent has been granted as have national patents in Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, Russia and South Africa. These and any other patents resulting from the pending national patent applications, if issued, expire June 20, 2028. Patent applications claiming CR701 are pending in Brazil, Canada, China, India and South Korea.

Other Cara Patents and Patent Applications

We also own several other U.S. Patents including U.S. Patent Nos. 7,741,350; 7,960,376; 7,960,377 and 8,211,926 with claims to other cannabinoid compounds and U.S. Patent No. 8,217,000 and a pending U.S. patent application with claims to regulation of prolactin in mammals including humans.

In addition, our kappa receptor opioid peptide patent portfolio, which is wholly owned by us, includes U.S. Patent No. 5,965,701 claiming CR665, our first generation kappa opioid receptor agonist, related compounds, and methods of using these compounds. U.S. Patent No. 5,965,701 is due to expire no earlier than December 23, 2017. A related international PCT application was filed and national patent applications have been granted in over 40 other countries. Granted patents with claims to CR665 in Brazil, Canada, China, France, Germany, India, Italy, Japan, Russia, Spain, South Korea and U.K. are due to expire December 22, 2018.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for a portion of the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. Although we intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

We believe the key competitive factors that will affect the development and commercial success of our product candidates, if approved for marketing, are likely to be their safety, efficacy and tolerability profile, reliability, convenience of dosing, price and reimbursement from government and third party payers. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payers seeking to encourage the use of generic products. Generic products that broadly address these indications are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

There has been a trend in recent years for anesthesiologists to use all three classes of products to manage postoperative pain, often referred to as “multimodal analgesia.” If approved, I.V. CR845 would be competing within the overall acute postoperative pain market, although we expect that it would compete primarily with injectable mu-opioid analgesics, such as morphine, fentanyl and hydromorphone. Although these products are generically available, they cause significant mu-opioid side effects such as nausea and vomiting, sedation, constipation and respiratory depression, which add significant cost to managing a post-operative patient.

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

Oral CR845. We are developing Oral CR845 for the management of moderate-to-severe acute and chronic pain. The market for the management of moderate-to-severe acute and chronic pain is highly fragmented and includes numerous generic as well as brand name products, including oral formulations of NSAIDs and controlled-release mu opioids. Common NSAIDs include Celebrex, which is marketed by Pfizer, and naproxen and ibuprofen, which are available generically. Common oral mu opioids include, among others: Avinza, an extended-release morphine sulfate capsule marketed by Pfizer; EXALGO, an extended-release hydromorphone hydrochloride tablet marketed by Mallinckrodt; Kadian, an extended-release morphine sulfate capsule marketed by Actavis; and OxyContin, a controlled-release oxycodone hydrochloride tablet marketed by Purdue Pharma. In addition to oral therapies, Janssen Pharmaceuticals markets Duragesic, a fentanyl transdermal patch.

Because of the size of the chronic pain market and the substantial unmet need for products that are safe and effective, there are a large number of companies involved in the discovery, development, and/or marketing of such products. These product candidates include immediate release and extended release formulations of various NSAIDs and mu opioids. These include combination products that include mu opioid combined with an NSAID or acetaminophen, such as Vicodin (hydrocodone and acetaminophen) and Percocet (oxycodone and acetaminophen). Additionally, there are other product candidates in development with non-opioid mechanisms of action.

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

Fraud and Abuse, Data Privacy and Security and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state health care regulatory laws restrict business practices in the biopharmaceutical industry. These laws include, among other things, anti-kickback and false claims laws and regulations, physician payment transparency laws and regulations, as well as data privacy and security laws and regulations.

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

Additionally, the intent standard under the Anti-Kickback Statute was also amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively, the “Health Care Reform Law”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Additionally, the civil monetary penalties statute, which, among other things, imposes fines against any person or entity who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third party payers and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

Additionally, federal transparency laws, including the federal Physician Payment Sunshine Act created under Section 6002 of the Health Care Reform Law and its implementing regulations, require that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members by the 90th day of each subsequent calendar year. Disclosure of such information for the first reporting period was made publicly available by CMS on September 30, 2014.

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

Coverage and Reimbursement Generally

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our product candidates. Third-party payers generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payers. Third-party payers are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Additionally, third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Therefore, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our product candidates in whole or in part.

Coverage, Reimbursement, and Pricing Developments

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Health Care Reform Law was passed in March 2010 and includes provisions that have substantially changed healthcare financing by both governmental and private insurers. Among other cost containment measures, the Health Care Reform Law, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The Health Care Reform Law’s full impact on our business is unclear as many of its reforms require the promulgation of additional detailed regulations implementing the statutory provisions which has not yet completely occurred. Further, new litigation is currently pending before the U.S. Supreme Court seeking to invalidate certain provisions of the Health Care Reform Law.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and will remain in effect until 2024, unless additional congressional action is taken. Under the Budget Control Act of 2011, as amended, federal budget “sequestration” Medicare payment reductions became effective on April 1, 2013 and automatically reduced payments under various government programs, including, for example, certain Medicare provider and supplier reimbursement payments. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $15.1 million, $8.7 million and $4.6 million in 2014, 2013 and 2012, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of I.V. CR845 and Oral CR845 and advance the development of CR701.

Employees

As of December 31, 2014, we had 15 employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Website Access to Reports

Our internet website is www.caratherapeutics.com. We make available free of charge on our website (under the heading “SEC Filings”) our Securities and Exchange (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website address is provided as an inactive textual reference only. The information provided on our website is not part of this Annual Report on Form 10-K, and is not incorporated by reference herein.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing I.V. and oral forms of CR845 with the goal of achieving regulatory approval. Since inception, we have incurred significant operating and net losses available to common stockholders. Our net losses available to common stockholders were $17.7 million, $3.1 million and $6.3 million and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $80.2 million. We expect to continue to incur significant expenses and operating and net losses over the next several years, as we continue to develop I.V. and Oral CR845 and our other product candidates. In addition, we expect to incur significant sales, marketing and manufacturing expenses related to the commercialization of I.V. and Oral CR845 or our other product candidates, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	commence our planned Phase 3 and other trials for I.V. CR845;

•	continue the research and development of our Oral CR845 and other product candidates;

•	seek regulatory approvals for I.V. CR845 and any product candidates that successfully complete clinical trials;

•	increase our I.V. CR845 manufacturing batch sizes to satisfy FDA requirements for Phase 3 clinical trials and an NDA submission;

•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval and that we choose not to license to a third party;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts.

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

We commenced operations in 2004, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital and developing our product candidates, including undertaking preclinical studies and conducting clinical trials of our lead product candidates, I.V. and Oral CR845. We have not yet demonstrated an ability to obtain regulatory approval for, or successfully commercialize, a product candidate. In addition, as a relatively nascent business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties. If our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates, including I.V. and Oral CR845, is expensive. We will need to raise additional capital to:

•	fund our future clinical trials;

•	fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of I.V. CR845 and our other future product candidates, if approved by the FDA;

•	qualify and outsource the commercial-scale manufacturing of our products under cGMP;

•	advance Oral CR845 beyond Phase 2 clinical trials;

•	develop additional product candidates, including CR701; and

•	in-license other product candidates.

We believe that with our available cash and cash equivalent balance as of December 31, 2014 we will have sufficient funds to meet our projected operating requirements for at least the next 15 months, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, including the completion of our three planned Phase 3 clinical trials of I.V. CR845, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives, including one or more of our planned Phase 3 clinical trials of I.V. CR845. Our future funding requirements will depend on many factors, including, but not limited to:

•	the potential for delays in our efforts to seek regulatory approval for I.V. CR845, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute I.V. CR845;

•	the rate of progress and costs related to our Phase 2 development of Oral CR845;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for I.V. CR845, Oral CR845 or for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of manufacturing sufficient supplies of I.V. CR845 in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and

•	the success of the commercialization of I.V. CR845 and our other product candidates.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that I.V. CR845 or any of our other product candidates will be successful in clinical trials or receive regulatory approval. Even though I.V. CR845 has completed three Phase 2 clinical trials, it is, nonetheless, susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our planned Phase 3 clinical trials. Further, our product candidates, including I.V. CR845, may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from I.V. CR845 will depend on our ability to:

•	create market demand for I.V. CR845 through our own marketing and sales activities, and any other arrangements to promote this product candidate we may otherwise establish;

•	hire, train and deploy a sales force to commercialize I.V. CR845 in the United States;

•	manufacture I.V. CR845 in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;

•	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	create partnerships with, or offer licenses to, third parties to promote and sell I.V. CR845 in foreign markets where we receive marketing approval;

•	maintain patent and trade secret protection and regulatory exclusivity for I.V. CR845;

•	launch commercial sales of I.V. CR845, whether alone or in collaboration with others;

•	achieve market acceptance of I.V. CR845 by patients, the medical community and third-party payers;

•	achieve coverage and adequate reimbursement for I.V. CR845;

•	effectively compete with other therapies; and

•	maintain a continued acceptable safety profile of I.V. CR845 following launch.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of I.V. CR845 for acute postoperative pain and uremic pruritus and Oral CR845 for acute and chronic pain. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we fail to supply CR845 to our collaboration partners we could lose revenues and be in breach of our obligations.

In connection with our agreements with Maruishi, and CKD, we are obligated to negotiate in good faith to enter into supply agreements, pursuant to which, subject to certain conditions, we have obligations to supply CR845 to these parties for commercialization. At this time, our suppliers for I.V. CR845 include Polypeptide Laboratories, or Polypeptide, for the active pharmaceutical ingredient, and Patheon UK Limited or Patheon, for manufacturing of the finished clinical trial material. Under the terms of our agreement with Polypeptide, it has agreed to manufacture and supply to us quantities of active pharmaceutical ingredient according to mutually agreed upon specifications for clinical trial purposes. In addition, under the terms of our agreement with Patheon, we have agreed to supply Patheon with sufficient quantities of active pharmaceutical ingredient, which it in turn manufactures into clinical trial material for use in our clinical trials. If we are unable to obtain an adequate supply of CR845 product from third-party suppliers to meet our obligations to Maruishi and/or CKD, we will be in breach of our supply obligations under the agreements, and may be liable for damages, which could also hurt our business and reputation. In addition, our failure to supply our partners with CR845 will inhibit their ability to commercialize CR845 products, which, in turn will result in a loss of revenue for us.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party Clinical Research Organizations (“CROs”) and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

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

Many currently approved mu opioid receptor agonists require REMS as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While CR845 has been well tolerated in clinical trials to date and has not shown any evidence of the euphoria that has led to misuse, abuse and addiction of mu opioids, including the results of our Human Abuse Liability (“HAL”) trial, which we successfully completed in the fourth quarter of 2014, the FDA may still determine that CR845-based products require a REMS program. We cannot predict whether REMS will be required as part of the FDA’s approval of our product candidates and, if required, what those requirements might be. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize these product candidates. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates may also prevent or delay their approval for commercialization.

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

The top-line results from our HAL trial suggest that CR845 may have the potential to be a Schedule V or non-scheduled peripheral opioid. However, while CR845-based products have not demonstrated any evidence of the euphoria that has led to misuse, abuse, and addiction of mu opioids, and while CR845-based products are not being treated as a controlled substance in clinical trials, it is possible that the DEA could determine that CR845-based products should be regulated as controlled substances.

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

When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific indications for which a product is approved. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Specifically, there are a large number of companies developing or marketing therapies for the treatment and management of postoperative acute pain, moderate to severe chronic pain and neuropathic pain, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Pfizer, Cumberland Pharmaceuticals, Zogenix, Inc, Mallinckrodt, Actavis, Purdue Pharma, Janssen Pharmaceuticals, Celgene, Endo Pharmaceuticals, Depomed and Acorda Therapeutics.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

We currently do not have a commercial infrastructure for the marketing, sale and distribution of pharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. If I.V. CR845 is approved by the FDA, we plan to build a commercial infrastructure, including our own specialty sales force, to launch I.V. CR845 in the acute care setting in the United States. We may seek to further penetrate the U.S. market in the future by expanding our sales force or through collaborations with other pharmaceutical or biotechnology companies or third-party manufacturing and sales organizations. If approved for marketing outside the United States, we intend to commercialize I.V. CR845 and Oral CR845 outside the United States with a marketing and sales collaborator or collaborators, rather than with our own sales force.

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

We have never commercialized a product candidate for any indication. Even if I.V. CR845, or any of our other product candidates, including Oral CR845, is approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, hospitals, patients and third-party payers. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of I.V. CR845 and any of our other product candidates by physicians, hospitals, patients and third-party payers will depend on a number of factors, some of which are beyond our control. The degree of market acceptance of any of our product candidates, and in particular I.V. CR845, will depend on a number of factors, including:

•	the prevalence and severity of adverse events associated with such product candidate;

•	limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such product candidate, that may be more restrictive than other pain management products;

•	changes in the standard of care for the targeted indications for such product candidate, which could reduce the marketing impact of any claims that we could make following FDA approval, if obtained;

•	the relative convenience and ease of administration of such product candidate;

•	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;

•	the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payers, and by government healthcare programs, including Medicare and Medicaid;

•	the extent and strength of our marketing and distribution of such product candidate;

•	the safety, efficacy and other potential advantages over, and availability of, alternative treatments already used to treat acute and/or chronic pain;

•	distribution and use restrictions imposed by the FDA with respect to such product candidate or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;

•	the timing of market introduction of such product candidate, as well as competitive products;

•	our ability to offer such product candidate for sale at competitive prices;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies; and

•	the clinical indications for such product candidate is approved.

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

Our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of pain. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products. Further, the availability of inexpensive generic forms of pain management products for acute pain and over-the-counter alternatives for chronic pain may also limit acceptance of our product candidates among physicians, patients and third-party payers. If I.V. CR845, or any of our other product candidates, is approved but does not achieve an adequate level of acceptance among physicians, patients and third-party payers, we may not generate meaningful revenues from I.V. CR845, or such other product candidate, and we may not become profitable.

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

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain FDA approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on third-party on CROs to conduct our preclinical and clinical trials for our product candidates, including I.V. CR845, and do not plan to independently conduct clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our preclinical studies and clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and adversely affect our business.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our product candidates and our failure to negotiate the long term use of any such proprietary technology may lead to regulatory approval and/or commercializing delays or interruptions, as well as increased costs. For example, we have developed a formulation of Oral CR845 based on proprietary technology of Enteris Biopharma Inc., or Enteris. Under our agreement with Enteris, it is providing to us clinical supplies for an oral tablet formulation of CR845 on a fee for service basis. Under the agreed scope of work for this agreement, Enteris is using its proprietary formulation technology for oral delivery of peptides to provide a tablet formulation of CR845 with suitable characteristics to use in clinical testing. We have not yet negotiated terms related to our use of such technology for commercial manufacturing of Oral CR845 and we may not be able to do so on commercially reasonable terms, or at all. If we fail to enter into an agreement to use such proprietary technology, we may be forced to reformulate Oral CR845 which could result in significantly delaying commercializing Oral CR845 and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, both the Maruishi and CKD agreements may be terminated by our collaborator for our breach or insolvency, Maruishi may terminate its agreement with us at will, and CKD may terminate its agreement with us in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in the “Business – Commercial Partnerships” section of this Annual Report on Form 10-K. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Our current collaborations and any future collaborations we might enter into may pose a number of risks, including the following:

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which regulates, among other things, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	the federal HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach

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

•	federal transparency laws, including the federal Physician Payment Sunshine Act, that requires disclosure of payments and other transfers of value provided to physicians and teaching hospitals; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Pharmaceutical and other healthcare companies continue to be prosecuted under the federal false claims laws for numerous activities, including those related to research, sales, marketing and promotional programs. In addition, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law among other things, amends the intent requirement of the federal anti-kickback and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for I.V. CR845 or any of our other product candidates, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform, or a predetermined rate for all hospital inpatient care provided as payment in full. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Accordingly, I.V. CR845 or any of our other product candidates, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, results of operations, financial condition and prospects.

We are subject to new legislation, regulatory proposals and healthcare payer initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In March 2010, the President signed the Health Care Reform Law, which includes provisions that have changed, and likely will continue to change, health care financing and the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of greatest importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, that began in 2011;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements under the federal Physician Payment Sunshine Act, and its implementing regulations, for drug manufacturers and others to report information related to payments and other “transfers of value” made or distributed to physicians and teaching hospitals as well as ownership investment interests held by physicians and their immediate family members;

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board which will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations;

•	establishment of a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013 and will remain in effect until 2024, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Moreover, the recently enacted Drug Supply Chain Security Act, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, which will be phased in over several years beginning in 2015. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

These measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. Many of the details regarding the implementation of the Health Care Reform Law are yet to be determined, and certain provisions remain subject to challenge before the U.S. Supreme Court at this time. Thus, the full effect that the Health Care Reform Law would have on our business remains unclear.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost-effective by third-party payers, that an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Our employees, independent contractors, consultants, and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and commercial partners. Misconduct by such individuals could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, report financial information or data accurately or disclose unauthorized activities to us. Third party misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant fines or other sanctions.

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

As of December 31, 2014, we had only 15 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of I.V. CR845, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, beginning in 2014, we were required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To achieve compliance with Section 404 within the prescribed period, we have been engaged in a process of documenting and evaluating our internal control over financial reporting using the 2013 Internal Control – Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This process has been both costly and challenging. We have dedicated internal resources and have engaged outside consultants to assist us, under management’s direction, in the design, documentation and testing of our internal controls and procedures. We adopted a detailed work plan to assess whether each of the 17 principles underlying the five components of internal control is present and functioning and whether the five components are operating together to provide reasonable assurance that the relevant objectives are met.

As of December 31, 2014, we have identified and documented the controls, including key controls, within our significant classes of transactions as well as entity-level and information technology processes. Our outside consultants have tested our key controls in those transaction cycles to confirm that, as of December 31, 2014, those controls were effective. However, even though we have determined that these controls are currently effective, there is a risk that our controls may become inadequate in the future, either because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, in the future, we will need to continue steps to validate through testing that controls are continuing to function as documented and implement a continuous reporting and improvement process, as appropriate, for internal control over financial reporting.

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

Since our initial public offering in January 2014, our stock price has been volatile, trading at prices ranging from $7.53 to $23.25, and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

If equity research analysts cease to publish research or reports about us or if they publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is likely to be influenced by the research and reports that equity research analysts publish about us and our business. As a relatively newly public company, to date we have only limited equity research analyst coverage. Additionally, we do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the successful progress of our clinical trials for I.V. CR845, Oral CR845 and other potential future product candidates;

•	whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving I.V. CR845 or our other product candidates, which would likely further delay any such approval;

•	if I.V. CR845 or any of our other product candidates is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

•	our ability to identify and enter into third party manufacturing arrangements capable of manufacturing I.V. CR845 or our other product candidates in commercial quantities;

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our future development programs;

•	any product liability or intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting I.V. CR845, our other product candidates, or the product candidates of our competitors; and

•	if I.V. CR845 or other product candidates receives regulatory approval, the level of underlying hospital demand for such product candidate and wholesaler buying patterns.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of March 20, 2015, we had approximately 22.8 million shares of our common stock outstanding. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, certain holders of shares of our common stock may require us, subject to certain conditions, to prepare and file a registration statement under the Securities Act and are entitled to include their shares in any registration statement we may file for ourselves or other stockholders. If we register the resale of these shares in the future, the holders could sell those shares freely in the public market, without regard to the limitations of Rule 144. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $71.4 million and $65.3 million, respectively, and we also had federal and state research and development tax credit carryforwards of approximately $2.9 million and $0.7 million, respectively. Our net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2027 for state purposes if we have not used them prior to that time, and our federal tax credits will begin expiring in 2025 unless previously used. To the extent we have not exchanged our Connecticut research tax credits for a tax refund, those tax credits carryforward indefinitely. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering, together with private placements and other transactions that have occurred, may trigger, or may have already triggered such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

There are provisions in our certificate of incorporation and bylaws, as amended, that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•	our Board of Directors are divided into three classes, with only one class of directors elected each year;

•	our stockholders are entitled to remove directors only for cause upon a 66 2⁄3% vote;

•	our stockholders are not be permitted to take actions by written consent;

•	our stockholders are not be permitted to call a special meeting of stockholders; and

•	our stockholders must give us advance notice of their intent to nominate directors or submit proposals for consideration at stockholder meetings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on The NASDAQ Global Market under the ticker symbol “CARA” and began trading on January 31, 2014, the day following the effective date of our IPO. Prior to our IPO, there was no public market for our common stock.

Fiscal 2014	High	Low
First Quarter	$22.49	$10.60
(January 31, 2014 to March 31, 2014)
Second Quarter	$19.97	$13.37
(April 1, 2014 to June 30, 2014)
Third Quarter	$17.12	$8.27
(July 1, 2014 to September 30, 2014)
Fourth Quarter	$10.01	$7.76
(October 1, 2014 to December 31, 2014)

The last reported sale price of our common stock as reported on The NASDAQ Global Market on March 20, 2015 was $10.49 per share.

Stockholders

As of March 20, 2015, there were 67 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

The Company’s Stock Performance

The following graph compares cumulative total return of the Company’s common stock with the cumulative total return of (i) the NASDAQ Composite Market, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on January 31, 2014 (the first day the Company’s stock was traded on the NASDAQ Global Market) in each of the Company’s common stock, the stocks comprising the NASDAQ Global Market and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

Cumulative Total Return

	1/31/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Cara Therapeutics, Inc.	100	144.15	131.84	64.99	77.23
NASDAQ Composite	100	102.31	107.41	109.48	115.40
NASDAQ Biotechnology	100	96.11	104.55	111.29	123.71

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Recent Sales of Unregistered Securities

On December 1, 2014, we sold 11,442 shares of common stock to our Chief Medical Officer at a purchase price of $8.74 per share (which was the closing price of our common stock on the NASDAQ Global Market on that date, resulting in gross proceeds of $100,000.

No underwriters were used in the foregoing transaction. The sale of securities described above was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 506 promulgated under the Securities Act. The purchaser in the transaction represented to us in connection with his purchase that he was acquiring the shares for investment and not distribution, and that he could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

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

As a result of the initial public offering, we received net proceeds on February 5, 2014 of approximately $58.8 million from the sale of 5,750,000 shares of common stock, after deducting approximately $4.4 million of underwriting discounts and commissions but before giving effect to any offering expenses borne by us. In addition, as of December 31, 2014, we have paid approximately an additional $2.5 million of offering expenses in connection with the IPO. None of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the Securities and Exchange Commission on February 3, 2014. As of December 31, 2014, we have used $11.0 million of the proceeds from our initial public offering for clinical trials and payments to research and development consultants.

Item 6. Selected Financial Data.

The following selected financial data for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 and as of December 31, 2014 and December 31, 2013 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected financial data for the year ended December 31, 2011 and as of December 31, 2012 and 2011 have been derived from our audited financial statements not included in this report. Our historical results for any prior periods are not necessarily indicative of results to be expected for any future period. The information set forth in the following table should be read in conjunction with Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. As we qualify as an emerging growth company per the JOBS Act, certain selected financial data as ordinarily required under SEC Regulation S-K Item 301 as of and for the year ended December 31, 2010 have been omitted.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
License and milestone fee revenue	$302	$9,637	$1,190	$—
Collaborative revenue	2,201	2,225	—	—
Clinical compound revenue	674	102	—	—

Total revenue(1)	3,177	11,964	1,190	—
Operating expenses:
Research and development	15,068	8,685	4,597	7,159
General and administrative	6,181	3,516	2,829	2,407

Total operating expenses	21,249	12,201	7,426	9,566

Operating loss	(18,072)	(237)	(6,236)	(9,566)
Interest income (expense), net(2)	126	(3,756)	(66)	(275)

Loss before benefit from income taxes	(17,946)	(3,993)	(6,302)	(9,841)
Benefit from income taxes	201	30	31	35

Net loss	$(17,745)	$(3,963)	$(6,271)	$(9,806)

Net loss available to common stockholders	$(17,745)	$(3,072)	$(6,271)	$(9,806)

Net loss per share available to common stockolders:
Basic and Diluted	(0.85)	$(0.74)	$(1.90)	$(3.03)

Weighted average shares:
Basic and Diluted	20,965,935	4,133,138	3,299,993	3,235,743

	As of December 31,
	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents(3)	$52,663	$12,357	$1,117	$4,097
Total assets	55,934	18,083	5,537	10,685
Deferred revenue	1,452	3,475	—	—
Total liabilities	4,272	6,572	3,098	4,581
Total convertible preferred stock(4)	—	65,586	58,522	58,168
Total stockholders’ equity (deficit)	51,662	(54,075)	(58,133)	(52,064)

(1)	The changes in revenue from the year ended December 31, 2011 through the year ended December 31. 2014 reflect our entering into a license agreement with CKD in South Korea in 2012, a license agreement with Maruishi in Japan in 2013 and continuing collaborative work with Maruishi in 2014 (refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Collaborations with Maruishi and CKD, Results of Operations and Note 11 of Notes to Financial Statements, Collaborations, in this Annual Report on Form 10-K).
(2)	The decrease in interest expense from the year ended December 31, 2013 to the year ended December 31, 2014 was due to the conversion of the outstanding convertible promissory notes during 2013 (refer to Note 7 of Notes to Financial Statements, Convertible Promissory Notes, in this Annual Report on Form 10-K).
(3)	The increase in cash and cash equivalents from December 31, 2013 to December 31, 2014 reflects the proceeds from our IPO, which closed on February 5, 2014 (refer to Note 1 of Notes to Financial Statements, Business, in this Annual Report on Form 10-K). The increase in cash and cash equivalents from December 31, 2012 to December 31, 2013 primarily reflects the sale of Junior A convertible preferred stock to Maruishi in June 2013 and the issuance of convertible promissory notes in February 2013 (refer to Note 11 of Notes to Financial Statements, Collaborations, and Note 7 of Notes to Financial Statements, Convertible Promissory Notes, respectively, in this Annual Report on Form 10-K).
(4)	The decrease in convertible preferred stock from December 31, 2013 to December 31, 2014 was a result of the automatic conversion of all outstanding shares of our convertible preferred stock to common stock upon the closing of our IPO on February 5, 2014 (refer to Note 9 of Notes to Financial Statements, Convertible Preferred Stock, in this Annual Report on Form 10-K).

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

Our most advanced product candidate, intravenous, or I.V., CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three Phase 2 clinical trials in patients with acute postoperative pain. We have scheduled an End of Phase 2 meeting with the FDA to be held in the second quarter of 2015 to discuss the design of Phase 3 trials for I.V. CR845 in acute pain and anticipate initiating our initial Phase 3 clinical trial during the second quarter of 2015. In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability (“HAL”) trial of I.V. CR845. We believe that the totality of results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low (schedule V) scheduled peripheral opioid for acute pain.

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. We have successfully completed a Phase 1 trial of a capsule formulation of Oral CR845 that established oral bioavailability parameters. In the second quarter of 2014, we initiated a Phase 1 trial of a tablet formulation of Oral CR845, for which we announced positive top-line data in the fourth quarter of 2014. We are preparing to advance this formulation of Oral CR845 into a Phase 2 clinical trial in the second quarter of 2015.

CR845 has exhibited anti-pruritic (anti-itch) potency in standard preclinical models. In the second quarter of 2014, we filed an IND and in the third quarter of 2014 we initiated a proof-of-concept Phase 2 trial for I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients for which there are no approved therapeutics in the U.S. In the fourth quarter of 2014, we reported positive top-line dose-ranging pharmacokinetic (PK) and safety data from this trial (considered a Phase 1b trial) and expect to report top-line efficacy results in the second quarter of 2015.

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

Since our inception and through December 31, 2014, we have received net proceeds of $56.3 million from the sale of 5.75 million shares of our common stock in our initial public offering (“IPO”), which closed on

February 5, 2014, after deducting underwriting discounts and commissions and offering expenses, net proceeds of $65.9 million from the sale of various series of convertible preferred stock, $3.6 million from the issuance of convertible promissory notes and $3.8 million from the issuance of long-term debt.

In addition to our financing activities, we have received aggregate payments of $30.1 million pursuant to license agreements related to CR845 and an earlier product candidate for which development efforts ceased in 2007. Included in those aforementioned payments pursuant to license agreements, in April 2013, we received $15.0 million as an upfront payment, and in August 2014, we received an additional $0.5 million related to achievement of a milestone in connection with the license of rights to CR845 in Japan to Maruishi. In 2012, we received aggregate upfront and milestone payments of $1.2 million pursuant to a license agreement with CKD, in connection with the license of rights to CR845 in South Korea.

Since inception, we have incurred significant operating and net losses available to common stockholders. Our net losses available to common stockholders were $17.7 million, $3.1 million and $6.3 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $80.2 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other research and development activities.

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

To fund further operations, we will need to raise additional capital. As of December 31, 2014, we had cash and cash equivalents of approximately $52.7 million. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 15 months without giving effect to any potential milestone payments we may receive under our collaboration agreements. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Collaborations with Maruishi and CKD

To date, we have entered into two license agreements relating to the development of CR845.

In April 2013, we entered into a license agreement with Maruishi under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing CR845 in Japan in the acute pain and uremic pruritus fields. We and Maruishi are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, we are providing Maruishi specific clinical development services for CR845 in Maruishi’s field of use. Under the terms of the agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones. In August 2014, we received a clinical development milestone payment of $0.5 million upon completion by Maruishi of a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. In addition, in connection with the license agreement, Maruishi purchased 2,105,263 shares of our Junior A Preferred Stock for $3.80 per share, for an aggregate purchase price of $8.0 million, which shares were automatically converted into 842,105 shares of common stock upon the closing of our initial public offering.

In April 2012, we entered into a license agreement with CKD under which we granted CKD an exclusive license to develop, manufacture and commercialize drug products containing CR845 in South Korea. We and CKD are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and South Korea, respectively. Under the terms of the agreement, we received a non-refundable and non-creditable upfront license fee of $0.6 million and are eligible to receive up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones. We also issued 173,611 shares of our Junior Preferred Stock to CKD in consideration for $0.4 million, which shares were automatically converted into 69,444 shares of common stock upon the closing of our initial public offering. During 2012, we received $0.6 million, net of foreign taxes, from CKD upon the achievement of clinical development milestones under the license agreement. We are also eligible to receive tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with Maruishi and CKD for CR845, a portion of which was deferred upon receipt, as well as license agreements for CR665, our first generation drug program for which development efforts have ceased. We have not received any significant development or regulatory milestone payments, or any royalties, under these collaborations.

Research and Development

To date, our research and development expenses have related primarily to the development of CR845. Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, including laboratory build-out costs, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, third-party formulation expenses, fees paid to CROs and other consultants, stock-based compensation for research and development employees and other outside expenses. Our research and development expenses also include expenses related to preclinical activities, such as drug discovery, target validation and lead optimization for CR845 and our other, earlier stage programs.

Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized as prepaid expense. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Most of our research and development costs have been external costs, which we track on a program-

by-program basis. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis.

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and potential commercialization of our product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, as well as insurance and investor relations costs. In addition, if I.V. CR845 or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

Interest Income (Expense), Net

Interest income (expense), net, consists of interest paid on debt instruments, amortized deferred financing costs and amortized debt discount, as offset by any interest income earned on our cash and cash equivalents and restricted cash. The debt discount primarily consists of the intrinsic value of the beneficial conversion feature embedded in the convertible promissory notes we issued in December 2012 and February 2013. All convertible promissory notes were either converted to shares of series D convertible preferred stock or repaid prior to December 31, 2013.

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

Results of Operations

Comparison of the years ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014		2013		2012
	Dollar amounts in thousands
		% change		% change
License and milestone fee revenue	$302	-97%	$9,637	710%	$1,190
Collaborative revenue	2,201	-1%	2,225	100%	—
Clinical compound revenue	674	561%	102	100%	—

Total revenue	$3,177	-73%	$11,964	905%	$1,190

License and milestone fee revenue

License and milestone fee revenue for the years ended December 31, 2014, 2013 and 2012, respectively, consists of (1) the portion of the $0.5 million milestone achieved under the license agreement with Maruishi which was attributable to a previously delivered license; (2) $9.6 million from the upfront payment under the Maruishi license agreement entered into in April 2013; and (3) license revenue of $0.7 million from the upfront payment and milestone revenue of $0.5 million, net of $0.2 million of tax, recognized in connection with the CKD license agreement entered into in April 2012.

Collaborative revenue

Collaborative revenue for each of the years ended December 31, 2014 and 2013 includes $2.2 million of revenue that had been deferred upon entry into the license agreement with Maruishi.

Clinical compound revenue

Clinical compound revenue for the years ended December 31, 2014 and 2013 includes $674 thousand and $102 thousand, respectively, from the sale of clinical compound to Maruishi.

Research and Development Expense

	Year Ended December 31,
	2014		2013		2012
	Dollar amounts in thousands
		% change		% change
Direct preclinical studies and clinical trial costs	$10,066	83%	$5,515	202%	$1,825
Consultant services in support of preclinical studies and clinical trials	1,308	174%	477	134%	204
Stock-based compensation	349	388%	71	48%	48
Depreciation and amortization	422	-1%	426	-35%	654
Other operating expenses	2,923	33%	2,196	16%	1,866

Total R&D expense	$15,068	73%	$8,685	89%	$4,597

For the year ended December 31, 2014 compared to the year ended December 31, 2013, the net increase in direct preclinical studies and clinical trial costs and related consultant costs resulted from an increase of $2.6 million of CR845 drug manufacturing costs, as well as increases in costs related to the following clinical trials which commenced in 2014: $1.5 million in connection with the Phase 1 Oral CR845 trial, $2.0 million for the Phase 2 I.V. CR845 uremic pruritus trial and $1.7 million for the I.V. CR845 HAL trial. These costs were partially offset by a decrease of $2.0 million of clinical trial costs in connection with the Phase 2 I.V. CR845 bunionectomy trial and the Phase 1 I.V. CR845 renal impairment trial, which were substantially completed in 2013. The increase in stock-based compensation expense reflects the granting of stock options in 2014, whereas there were no such grants in 2012 or 2013. The increase in other R&D operating expenses included increases of $0.1 million of payroll and related costs, and $0.5 million of clinical compound sold to Maruishi as Maruishi increased its clinical trial activity in Japan.

For the year ended December 31, 2013 compared to the year ended December 31, 2012, the increase in direct preclinical studies and clinical trial costs and related consultant costs resulted primarily from increases of $1.6 million of CR845 drug manufacturing costs, $1.1 million from the completion of the Phase 2 I.V. CR845 bunionectomy trial and $1.0 million from the Phase 1 I.V. CR845 renal impairment trial and $0.3 million in preclinical costs for formulation and studies related to oral tablets of CR845. The increase in other R&D operating expenses resulted primarily from an increase of $0.3 million of payroll and related costs. The decrease in depreciation and amortization expense resulted from the sale of fixed assets used in research and development during 2012.

The following table summarizes our research and development expenses by product candidate for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Dollar amounts in thousands
		% change		% change
External research and development expenses:
I.V. CR845	$7,369	84%	$3,995	154%	$1,570
Oral CR845	4,371	139%	1,826	420%	351
Internal research and development expenses	3,328	16%	2,864	7%	2,676

Total research and development expenses	$15,068	73%	$8,685	89%	$4,597

General and Administrative Expense

	Year Ended December 31,
	2014		2013		2012
	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$1,773	8%	$1,639	89%	$867
Stock-based compensation	1,022	1876%	52	295%	13
Depreciation and amortization	361	0%	363	-1%	367
Other operating expenses	3,025	107%	1,462	-8%	1,582

Total G&A expense	$6,181	76%	$3,516	24%	$2,829

For the year ended December 31, 2014 compared to the year ended December 31, 2013, the increase in professional fees included increases in directors’ fees of $0.2 million and public/investor relations costs of $0.4 million as a result of our becoming a public company. Those increases were partially offset by decreases in consultant costs of $0.2 million, primarily related to the success fee we incurred in connection with entering into the Maruishi license agreement in 2013, and decreased accounting and auditing fees of $0.2 million, which were higher in 2013 in preparation for our initial public offering. Stock-based compensation expense increased due to the granting of stock options in 2014 in connection with the IPO. The increase in other G&A operating expenses included increases of $0.7 million in payroll and related costs and $0.6 million of directors’ and officers’ insurance costs, both as a result of our becoming a public company.

For the year ended December 31, 2013 compared to the year ended December 31, 2012, professional fees increased due to an increase in accounting, legal and consulting professional fees of $0.8 million, incurred in connection with the Maruishi license agreement and preparation for our initial public offering. Other G&A operating expenses decreased $0.3 million due to a loss on the sale of assets in the year ended December 31, 2012, partially offset by an increase of $0.1 million of payroll and related costs.

Interest Income (Expense), net

Year Ended December 31,
2014		2013		2012
Dollar amounts in thousands
	% change		% change
$126	-103%	$(3,756)	5591%	$(66)

During 2014, there was $126 thousand of interest income earned on our cash and cash equivalents and restricted cash. The decrease in interest expense from the year ended December 31, 2013 was due to the conversion of the outstanding convertible promissory notes during 2013.

The 2013 period includes $3.7 million of non-cash expenses in connection with the convertible promissory notes, including the accretion of debt discount relating to the intrinsic value of the beneficial conversion feature embedded in the notes and amortization of deferred financing costs, and accrued interest expense on the convertible promissory notes we issued in December 2012 and February 2013.

The 2012 period includes $62 thousand of non-cash expenses in connection with the convertible promissory notes, including the accretion of debt discount relating to the intrinsic value of the beneficial conversion feature embedded in the notes and amortization of deferred financing costs, and accrued interest expense on the convertible promissory notes we issued in December 2012.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2014, we have raised an aggregate of approximately $160 million to fund our operations, including primarily proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses, from our IPO, which closed in February 2014, $30.1 million received under our license agreements for CR845, primarily with Maruishi, CKD, and an earlier product candidate for which development efforts ceased in 2007, $65.9 million of proceeds from the sale of shares of our convertible preferred stock, including Junior A convertible preferred stock (see below), and $7.4 million of net proceeds from debt financings, including convertible promissory notes and the Connecticut Innovations, Inc. Term Loan (see below). As of December 31, 2014, we had $52.7 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, under our agreement with Maruishi, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. In June 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain for which we received a clinical development milestone payment of $0.5 million in August 2014.

Under our agreement with CKD, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees. During 2012, we recognized milestone revenue of $0.5 million, net of $0.2 million of tax, in connection with the CKD license agreement. Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and Oral CR845 development activities and, potentially, commercialization. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Junior A Convertible Preferred Stock

Under the terms of the Maruishi agreement, during April 2013, Maruishi purchased 2,105,263 shares of our Junior A convertible preferred stock pursuant to a stock purchase agreement for a purchase price of $8.0 million. These shares were recorded at their fair value of $7.7 million. As a result, the premium of $0.3 million was allocated to the arrangement consideration and was, therefore, recognized as license fee revenue in accordance with our revenue recognition policies. Upon closing of our IPO, all shares of Junior A convertible preferred stock were automatically converted to shares of our common stock.

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

Connecticut Innovations, Inc. Term Loan

In September 2007, we entered into a $4.0 million term loan with Connecticut Innovations, Inc. (“CII”). The loan bore interest at a 7.0% rate and was payable in monthly installments over five years. In connection with the loan, we also issued a warrant to CII to purchase 19,851 shares of our common stock at an exercise price of $10.08. In September 2012, we amended the terms of the loan to defer all payments due between July 1, 2012 and December 31, 2012 until January 2, 2013 and to increase the interest rate on the loan to 8.5%. We repaid the outstanding amount of $307 thousand under the loan from CII, including accrued interest, in April 2013. On July 31, 2014, CII exercised its outstanding warrant to purchase 19,851 shares of our common stock, in a cashless exercise, resulting in the issuance of 6,383 shares of our common stock.

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. See Part II Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds, above, regarding the use of the net proceeds from our IPO.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of I.V. CR845, Oral CR845 or our other current and future product candidates. We are also unable to predict when, if ever, we will generate any further material net cash inflows from CR845. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	successful enrollment in, and completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	achieving meaningful penetration in the markets which we seek to serve; and

•	obtaining adequate coverage or reimbursement by third parties, such as commercial payers and government healthcare programs, including Medicare and Medicaid.

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

We will require additional capital beyond our currently anticipated amounts and this additional capital may not be available when needed, on reasonable terms, or at all. In particular, because we do not have sufficient financial resources to meet all of our development objectives, including the completion of our three planned Phase 3 clinical trials of I.V. CR845, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives, including one or more of our planned Phase 3 clinical trials of I.V. CR845. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of December 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 15 months, without giving effect to any potential milestone payments we may receive under our collaboration agreements. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(17,642)	$2,829	$(6,031)
Net cash (used in) provided by investing activities	(42)	(5)	511
Net cash provided by financing activities	57,990	8,416	2,540

Net increase (decrease) in cash and cash equivalents	$40,306	$11,240	$(2,980)

Net cash (used in) provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2014 consisted primarily of a net loss of $17.7 million and a $1.8 million outflow from net changes in operating assets and liabilities, partially offset by $1.9 million cash inflow from net non-cash charges. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.8 million and stock-based compensation expense of $1.4 million, partially offset by deferred rent costs of $0.3 million. The net change in operating assets and liabilities primarily consisted of cash outflows from a $2.0 million decrease in deferred revenue from the Maruishi license transaction and a $0.1 million cash outflow related to income tax receivable. Those cash outflows were partially offset by a cash inflow of $0.4 million from a decrease in prepaid expenses, primarily related to decreases in prepaid clinical costs.

Net cash provided by operating activities for the year ended December 31, 2013 consisted primarily of a net loss of $4.0 million, offset by $4.4 million of net non-cash charges and a $2.4 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of $3.6 million of aggregate non-cash interest and amortization of beneficial conversion feature on our convertible promissory notes, depreciation and amortization expense of $0.8 million, amortization of deferred financing costs of $0.1 million and $0.1 million of stock-based compensation expense. Those increases were partially offset by deferred rent costs of $0.2 million. The net change in operating assets and liabilities primarily consisted of cash inflows from a $3.5 million increase in deferred revenue from the Maruishi license transaction and a $0.7 million increase in accounts payable and accrued expenses, partially offset by a cash outflow of $1.7 million, primarily related to costs of our IPO included in prepaid expense.

Net cash used in operating activities for the year ended December 31, 2012 consisted primarily of a net loss of $6.3 million and a $0.9 million cash outflow from net changes in operating assets and liabilities, partially offset by $1.2 million cash inflow from net non-cash charges. Net non-cash charges primarily consisted of $1.0 million of depreciation and amortization expense, a $0.3 million loss on the sale of assets and $0.1 million of stock-based compensation expense. Those increases were partially offset by deferred rent costs of $0.2 million. The net change in operating assets and liabilities primarily consisted of a $1.3 million decrease in accounts payable and accrued expenses, comprised mainly of clinical trial payments, partially offset by a decrease in restricted cash of $0.3 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the year ended December 31, 2014 related to the purchase of office equipment and furniture. Net cash used in investing activities for year ended December 31, 2013 represented the purchase of office equipment. Net cash provided by investing activities for the year ended December 31, 2012 generally consisted of the proceeds received on the sale of laboratory equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2014 consisted primarily of gross proceeds of $63.3 million from our IPO, partially offset by $5.5 million of underwriting discounts and commissions and offering expenses paid during the year ended December 31, 2014, proceeds of $0.1 million received from stock option exercises and proceeds of $0.1 million from the sale of our common stock to our Chief Medical Officer.

Net cash provided by financing activities for the year ended December 31, 2013, consisted primarily of $7.6 million of net proceeds from the sale of Junior A Convertible Preferred Stock to Maruishi and $1.4 million of net proceeds received on the issuance of convertible promissory notes, partially offset by the $0.3 million final principal payment under our loan agreement with CII and $0.3 million related to repayment of convertible promissory notes.

Net cash provided by financing activities for the year ended December 31, 2012 consisted primarily of $2.5 million of net proceeds from the issuance of convertible promissory notes, $0.4 million of net proceeds from the sale of Junior Convertible Preferred Stock to CKD, $0.1 million of proceeds from the exercise of stock options and $0.1 million of proceeds from the sale of common stock, partially offset by $0.4 million in principal payments under our loan agreement with CII.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014 (in thousands).

	Payment Due for the Year Ending December 31,
	2015	2016	2017	2018	Thereafter	Total
Operating lease(1)	$886	$913	$740	$—	$—	$2,539

(1)	We lease our operating facility located in Shelton, Connecticut (see Note 18 of Notes to Financial Statements in this Annual Report on Form 10-K).

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with Generally-Accepted Accounting Principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

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

Revenue Recognition

In general, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; our price to the customer is fixed or determinable; collectability is reasonably assured and delivery has occurred or services have been rendered.

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

We record revenue related to these agreements in accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition Multiple-Element Arrangements. In order to account for these agreements, we identify the deliverables included within an arrangement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the counterparty. The consideration received is then allocated among the separate units of accounting based on each unit’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involves significant judgment, including consideration as to whether each delivered element has standalone value.

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

Arrangement consideration allocated to license deliverables that represent separate units of accounting are recognized as revenue at the outset of the agreement assuming the general criteria for revenue recognition noted above have been met. Arrangement consideration allocated to license deliverables which do not represent separate units of accounting are deferred. We have determined that our license deliverables represent separate units of accounting because the counterparty has the right to sublicense and manufacture in its territory, as defined.

Arrangement consideration allocated to research and development services which represent separate units of accounting are recognized as the services are performed, assuming the general criteria for revenue recognition noted above have been met. We have determined that our research and developments services deliverables, as applicable, represent separate units of accounting because similar services are sold separately by other vendors.

In connection with arrangement consideration allocated to research and development services, our performance period estimates are principally based on projections of the scope, progress and results of our research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, our estimated performance periods may change if development programs encounter delays or we decide to expand or contract our clinical plans for a drug candidate.

Our license agreements include contingent milestone payments related to specified clinical development milestones and regulatory milestones. Development milestones are payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are payable upon submission for marketing approval with the FDA or other countries’ regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications. At the inception of each agreement that includes milestone payments, we evaluate whether each such payment is a milestone payment as defined by ASC 605-28, Revenue Recognition – Milestone Method, because achievement requires performance by us and, at inception of the arrangement, there is substantive uncertainty that the event will be achieved, or whether the payment is a contingent payment, because achievement requires performance by the counterparty.

If the payment meets the criteria of a milestone payment, we evaluate whether such milestone is considered to be substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment.

We recognize substantive milestone payments as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If any milestone payment is considered not to be a substantive milestone or if considered to be a contingent payment, we initially defer the milestone payment, allocate it to the deliverables based on relative selling price in the same proportion as at inception of the agreement, immediately recognize revenue to the extent of any delivered elements and recognize the portion attributable to any undelivered elements over the remaining term of our performance obligations. If no such performance obligations exist, milestones that are considered not to be substantive or are considered to be contingent payments are generally recognized as revenue upon achievement, assuming all other revenue recognition criteria are met.

Royalty revenue is recognized when earned. To date, no royalties have been earned or were otherwise due to us.

Stock-Based Compensation

We grant stock options to employees, non-employee directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the Board of Directors’ awards of stock-based compensation are accounted for in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the Statements of Operations based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model.

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value or market price of our common stock on the grant date; (ii) expected volatility of our common stock price, (iii) the periods of time over which employees and non-employee directors are expected to hold their options prior to exercise (expected lives), (iv) expected dividend yield on our common stock, and (v) risk-free interest rates.

Prior to the effective date of the registration statement related to our initial public offering in January 2014, we utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”) to determine the fair value of our common stock on any given date. Subsequently, the stock price input to the Black-Scholes model for each stock option granted is the closing price of our common stock as quoted on The NASDAQ Global Market on the grant date.

Expected volatility is based on an analysis of guideline companies in accordance with ASC 718. The expected life of stock options granted to employees and non-employee directors is determined using the average of the vesting period and term, an accepted method for our option grants under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.

Stock-based compensation expense also includes an estimate, which is made at the time of grant of each award, of the number of awards that are expected to be forfeited. This estimate is based upon historical experience of the occurrence of forfeitures of prior awards that we have granted. We revise this estimate, if necessary, in subsequent periods as each award vests, if actual forfeitures differ from those estimates. To the extent that the actual forfeiture rate for an award is lower than the estimated forfeiture rate, additional compensation expense is recorded in the period that the award vests.

We account for options issued to non-employee consultants under ASC 505, Equity-Based Payments to Non-Employees. As such, the fair value of such options is periodically re-measured using the Black-Scholes model with the expected life of stock options granted to non-employees initially equal to the options’ maximum contractual life of ten years. Under ASC 505, upon re-measurement of each award, income or expense is recognized during its vesting term. For all share-based payments granted to employees and non-employees, compensation cost relating to awards with service-based graded vesting schedules is recognized using the straight-line method.

The assumptions used in computing the fair value of option awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in future periods.

Research and Development Expenses

Research and development (“R&D”) costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Research and development expenses include, among other costs, salaries and other personnel-related costs, costs to conduct clinical trials, costs to manufacture product candidates and clinical supplies, laboratory supplies costs and facility-related costs. Non-refundable research and development advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed.

Valuations of Debt and Equity Instruments

Preferred Stock Valuations

As described below, in connection with the issuance of the convertible promissory notes, we estimated the fair value of our Series D Preferred Stock as of the respective dates of the issuance of the notes. We also estimated the fair value of our Junior Preferred Stock and Junior A Preferred Stock as of their respective dates of issuance. We determined the fair values of preferred stock by using the guidance prescribed by the Practice Aid, and we believe the methodologies used are appropriate and the valuation results are representative of the fair values of our Series D Preferred Stock, Junior Preferred Stock and Junior A Preferred Stock, as applicable.

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

The notes accrued interest at an annual rate of 8%. In accordance with the terms of the notes, each note holder, any time prior to the maturity date, could elect to convert the balance of the note plus accrued interest into shares of our Series D Preferred Stock at a conversion price of $1.44 per share. In accordance with GAAP, we determined that the intrinsic value of the beneficial conversion feature embedded in the notes issued in the initial closing was approximately $2.0 million, based on the estimated fair value of the Series D Preferred Stock (see “Preferred Stock Valuations” above) as of December 31, 2012 of $2.61 per share. This intrinsic value was recorded as debt discount. We determined that the intrinsic value of the beneficial conversion feature of the notes issued in the final closing was $1.4 million, based on the estimated fair value of the Series D Preferred Stock as of February 28, 2013 of $2.81 per share, and recorded this amount as additional debt discount. The debt discount was accreted to interest expense over the term of the notes.

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

The holders of preferred stock who did not participate in the convertible promissory note financing described above had their shares of preferred stock converted into common stock at their respective then applicable conversion rates. As a result, as of February 2013, 2,246,743 shares of preferred stock were converted into 959,547 shares of common stock. We determined that this conversion represented an extinguishment of the preferred stock under GAAP and, accordingly, recorded an $891 thousand gain on extinguishment within accumulated deficit which represented the difference between the carrying value of the preferred stock and the fair value of the common stock issued upon conversion.

Preferred Stock Issuances

In connection with collaboration agreements with Maruishi and CKD, we have issued equity securities to our collaborative partners at the time of entering into our license agreements with the counterparties. In each instance, we issued shares of a newly designated series of preferred stock. Due to the absence of an active market for these shares of preferred stock, we utilized methodologies in accordance with the framework of the Practice Aid to estimate the fair value of the shares issued to Maruishi and CKD as of the dates of issuance. Each valuation includes estimates and assumptions that require our judgment. These estimates include assumptions regarding future performance, including the probability of successful completion of preclinical studies and clinical trials and FDA approval of product candidates containing CR845, the probability and estimated time to complete financing and collaborative transactions. Significant changes to the key assumptions used in the valuations could result in different fair values of the preferred stock at the respective valuation dates.

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

In the CKD transaction, we received an upfront non-refundable, non-creditable license fee $1.0 million and, as partial consideration, issued CKD 173,611 shares of our newly designated Junior Preferred Stock. Based on our estimated fair value of the shares of Junior Preferred Stock issued in the transaction of $2.04 per share, or the aggregate of $354 thousand, we recorded the remaining proceeds of $646 thousand as license revenue. In each instance, we accounted for the values allocated to the respective license arrangements in accordance with our revenue recognition policies described above.

Common Stock Valuation

Prior to our initial public offering in January 2014, due to the absence of an active market for our common stock, we utilized methodologies in accordance with the framework of the Practice Aid to estimate the fair value of our common stock at various reporting dates. Each valuation includes estimates and assumptions that require our judgment. These estimates include assumptions regarding future performance, including the probability of successful completion of preclinical studies and clinical trials and FDA approval of product candidates containing CR845, the probability and estimated time to complete financing and collaborative transactions. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

We did not issue shares of common stock, options or warrants to purchase common stock or, except as described above, any other instruments convertible into common stock between January 1, 2012 and January 30, 2014, the effective date of our initial public offering, other than the issuance of common stock upon the exercise of outstanding stock options. However, we estimated the fair value of our common stock as of December 31, 2012 and December 31, 2013 for purposes of revaluing outstanding options held by non-employee consultants and adjusting compensation expense accordingly during the vesting period of those options as required by GAAP. We also estimated the fair value of our common stock as of February 28, 2013 for purposes of accounting for the conversion of preferred stock, as described above.

As with the valuations of our preferred stock described above, we estimated the fair value of our common stock as of these dates by incorporating the guidance prescribed by the Practice Aid. For our December 31, 2012 and 2013 valuations, we employed solely the income approach, as we determined that our conditions had changed significantly since our most recent equity financing such that use of the market approach would be inappropriate.

Recent Accounting Pronouncements

Please refer to Note 2 of Notes to Financial Statements in this Annual Report on Form 10-K.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we have been adopting, and will continue to adopt, new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2014 and 2013, we had cash and cash equivalents of $52.7 million and $12.4 million, respectively. We generally hold our cash equivalents in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management of Cara Therapeutics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on the assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Executive Officers and Directors of Cara”, “Director Nomination Process”, “Information Regarding the Board of Directors and its Committees – Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct” in our Definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Compensation of Named Executive Officers”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” in our Definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons” and “Independence of the Board of Directors” in our Definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in our Definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

3.    List of Exhibits

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

10.1+(3)	Form of Indemnity Agreement.

10.2+(4)	2004 Stock Incentive Plan, as amended, and forms of Stock Option Agreement thereunder.

10.3+(3)	2014 Equity Incentive Plan.

10.3.1(3)	Form of Stock Option Agreement under 2014 Equity Incentive Plan

10.3.2(3)	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan

10.4+(3)	Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc., as amended to date.

10.5(4)	Fourth Amended and Restated Investors Rights Agreement dated April 25, 2013 among the Registrant and certain of its stockholders, as amended.

10.6(4)	Lease Agreement dated September 18, 2006 between the Registrant and Shelton Parrott Associates, L.L.C., as amended.

10.7*(4)	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.

10.8*(4)	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.

10.9(4)	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.

10.10+(5)	Employment Agreement with Derek Chalmers.

Exhibit No.	Description of Exhibit

10.11+(6)	Employment Agreement with Frédérique Menzaghi.

10.12+(7)	Employment Agreement with Josef Schoell.

10.13+(3)	Non-Employee Director Compensation Policy.

10.14 +†	Employment Agreement with Joseph Stauffer

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Definition Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith
(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit (having the same exhibit number) to Pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 Registration No. 333-192230) filed with the Securities and Exchange Commission on November 8, 2013 and incorporated herein by reference.
(4)	Filed as an exhibit (having the same exhibit number) to the Registration Statement on Form S-1 Registration No. 333-192230) filed with the Securities and Exchange Commission on January 17, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(6)	Filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(7)	Filed as exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2015.

CARA THERAPEUTICS, INC.

By:	/s/ DEREK CHALMERS
Name: Derek Chalmers, Ph.D., D.Sc.
Title: President and Chief Executive Officer

Signature	Title	Date

/s/ DEREK CHALMERS Derek Chalmers, Ph.D., D.Sc.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015

/s/ JOSEF SCHOELL Josef Schoell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015

/s/ HARRISON BAINS Harrison Bains	Director	March 26, 2015

/s/ JEFFREY IVES Jeffrey Ives, Ph.D.	Director	March 26, 2015

/s/ DEAN SLAGEL Dean Slagel	Director	March 26, 2015

/s/ MARTIN VOGELBAUM Martin Vogelbaum	Director	March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cara Therapeutics, Inc.

We have audited the accompanying balance sheets of Cara Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cara Therapeutics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 26, 2015

CARA THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$52,663	$12,357
Income tax receivable	200	61
Prepaid expenses	287	2,140

Total current assets	53,150	14,558
Property and equipment, net	2,084	2,825
Restricted cash	700	700

Total assets	$55,934	$18,083

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$1,946	$1,958
Deferred Revenue	1,452	3,475

Total current liabilities	3,398	5,433
Deferred lease obligation	874	1,139
Commitments and contingencies (Note 18)
Convertible Preferred stock; $0.001 par value; zero shares and 29,402,200 shares authorized at December 31, 2014 and December 31, 2013, respectively; zero shares and 29,186,929 shares at December 31, 2014 and December 31, 2013 issued and outstanding, respectively; aggregate liquidation preference of zero and $65,969 at December 31, 2014 and December 31, 2013, respectively	—	65,586
Stockholders’ (deficit) equity:
Preferred stock; $0.001 par value; 5,000,000 shares and zero shares authorized at December 31, 2014 and December 31, 2013, respectively; zero shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Common stock; $0.001 par value; 100,000,000 shares and 50,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 22,802,039 shares and 4,288,243 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	23	4
Additional paid-in capital	131,840	8,377
Accumulated deficit	(80,201)	(62,456)

Total stockholders’ (deficit) equity	51,662	(54,075)

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$55,934	$18,083

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
License and milestone fees	$302	$9,637	$1,190
Collaborative revenue	2,201	2,225	—
Clinical compound revenue	674	102	—

Total revenue	3,177	11,964	1,190

Operating expenses:
Research and development	15,068	8,685	4,597
General and administrative	6,181	3,516	2,829

Total operating expenses	21,249	12,201	7,426

Operating loss	(18,072)	(237)	(6,236)
Interest income (expense), net	126	(3,756)	(66)

Loss before benefit from income taxes	(17,946)	(3,993)	(6,302)
Benefit from income taxes	201	30	31

Net loss	$(17,745)	$(3,963)	$(6,271)

Net loss available to common stockholders:
Basic and Diluted	$(17,745)	$(3,072)	$(6,271)

Loss per share available to common stockholders:
Basic and Diluted	$(0.85)	$(0.74)	$(1.90)
Weighted average shares:
Basic and Diluted	20,965,935	4,133,138	3,299,993

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Convertible Preferred Stock		Beneficial Conversion Feature on Convertible Promissory Notes Amount
	Shares	Amount				Shares	Amount
Balance at December 31, 2011	3,236,637	$3	$1,046	$(53,113)	$(52,064)	26,462,507	$58,168	$—
Issuance of Junior convertible preferred stock	—	—	—	—	—	173,611	354	—
Issuance of common stock	58,061	—	86	—	86	—	—	—
Beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	2,050
Stock-based compensation expense	—	—	61	—	61	—	—	—
Stock option exercise	34,000	—	55	—	55	—	—	—
Net loss	—	—	—	(6,271)	(6,271)	—	—	—

Balance at December 31, 2012	3,328,698	3	1,248	(59,384)	(58,133)	26,636,118	58,522	2,050
Issuance of Junior A convertible preferred stock	—	—	—	—	—	2,105,263	7,642	—
Preferred stock converted to common shares	959,545	1	3,574	891	4,466	(2,246,743)	(4,466)	—
Convertible promissory notes converted to Series D preferred stock	—	—	—	—	—	2,692,291	3,888	—
Beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	1,382
Reclassification of beneficial conversion feature	—	—	3,432	—	3,432	—	—	(3,432)
Stock-based compensation expense	—	—	123	—	123	—	—	—
Net loss	—	—	—	(3,963)	(3,963)	—	—	—

Balance at December 31, 2013	4,288,243	4	8,377	(62,456)	(54,075)	29,186,929	65,586	—
Preferred stock converted to common shares	12,554,171	13	65,573	—	65,586	(29,186,929)	(65,586)	—
Sale of common stock in initial public offering ($11.00 per share), net of underwriting discounts and commissions and offering expenses of $6,953	5,750,000	6	56,291	—	56,297	—	—	—
Sale of common stock in a private placement ($8.74 per share)	11,442	—	100	—	100	—	—	—
Stock-based compensation expense	—	—	1,371	—	1,371	—	—	—
Shares issued upon exercise of stock options	191,800	—	128	—	128	—	—	—
Shares issued upon cashless exercise of warrants	6,383	—	—	—	—	—	—	—
Net loss	—	—	—	(17,745)	(17,745)	—	—	—

Balance at December 31, 2014	22,802,039	$23	$131,840	$(80,201)	$51,662	—	$—	$—

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(17,745)	$(3,963)	$(6,271)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Stock-based compensation expense	1,371	123	61
Change in fair value of liability under license agreement	—	(35)	(25)
Accrued interest and amortization of beneficial conversion feature on promissory notes	—	3,605	25
Depreciation & amortization	783	789	1,021
Deferred rent costs	(265)	(238)	(214)
Amortization of financing costs	—	117	4
Loss on sale of property and equipment	—	—	286
Changes in operating assets and liabilities:
Other receivables	—	—	18
Income tax receivable	(139)	(30)	8
Prepaid expenses	388	(1,736)	73
Restricted cash	—	—	294
Accounts payable and accrued expenses	(12)	722	(1,311)
Deferred revenue	(2,023)	3,475	—

Net cash (used in) provided by operating activities	(17,642)	2,829	(6,031)

Investing activities
Purchases of property and equipment	(42)	(5)	—
Proceeds from sale of property and equipment	—	—	511

Net cash (used in) provided by investing activities	(42)	(5)	511

Financing activities
Proceeds from convertible promissory notes	—	1,462	2,538
Financing costs on convertible promissory notes	—	(70)	(47)
Repayment of convertible promissory notes	—	(311)	—
Repayment of long-term debt	—	(307)	(446)
Proceeds from sale of common stock	100	—	86
Proceeds from sale of Junior convertible preferred stock	—	—	354
Proceeds from sale of Junior A convertible preferred stock	—	7,642	—
Proceeds from the exercise of stock options	128	—	55
Proceeds from initial public offering, net of issuance costs	57,762	—	—

Net cash provided by financing activities	57,990	8,416	2,540

Net cash increase (decrease) for the period	40,306	11,240	(2,980)
Cash and cash equivalents at beginning of period	12,357	1,117	4,097

Cash and cash equivalents at end of period	$52,663	$12,357	$1,117

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$37	$20
Noncash financing activities
Conversion of convertible preferred stock to common stock	$65,586	$—	$—
Reclassification of prepaid IPO costs paid in 2013	1,465	—	—
Conversion of convertible promissory notes to Series D convertible preferred stock	—	3,888	—

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

The Company’s registration statement on Form S-1 (File No 333-192230) relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission on January 30, 2014. The Company registered the offering and sale of 5,750,000 shares of common stock (including 750,000 shares upon exercise of an option by the underwriters) at a public offering price of $11.00 per share for an aggregate offering price of $63,250. As a result of the IPO, the Company received net proceeds of $56,297 after deducting $6,953 of underwriting discounts and commissions and offering expenses paid by the Company.

Prior to the IPO, the Company raised several rounds of equity financing and issued debt, resulting in aggregate net proceeds of approximately $73,309, including $7,642 in connection with a Stock Purchase Agreement, which the Company entered into with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) in April 2013. In addition, in April 2013, the Company entered into a License Agreement with Maruishi, which added $15,000 in cash (see Note 11, Collaborations).

As of December 31, 2014, the Company had unrestricted cash and cash equivalents of $52,663 and an accumulated deficit of $80,201. The Company has incurred substantial losses and negative cash flows from operations in nearly every fiscal period since inception, and expects operating losses and negative cash flows to continue into the foreseeable future. The Company recognized net loss available to common stockholders of $17,745 and had net cash flows used in operating activities of $17,642 for the year ended December 31, 2014. The Company expects that cash and cash equivalents at December 31, 2014 will be sufficient to fund its operations beyond one year.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally-accepted accounting principles in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from the Company’s estimates and assumptions. Significant estimates include useful lives of fixed assets, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, the determination of prepaid research

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

and development clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

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

The following table summarizes the financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 and by level within the fair value hierarchy:

	December 31, 2014	December 31, 2013
	Level 1	Level 1
Financial assets
Cash equivalents:
Money market savings account and checking account	$52,663	$12,357
Restricted cash:
Bank Certificate of Deposit	700	700

Total	$53,363	$13,057

The following table represents a rollforward of the fair value of Level 3 instruments (significant unobservable inputs):

Year Ended December 31, 2013
Liabilities
Balance at beginning of period	$76
Amounts acquired or issued	—
Net (gains) losses (realized and unrealized)	(76)
Net settlements	—

Balance at end of period	$—

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The balance at January 1, 2013 includes (1) the fair value of the contingent call option liability related to the convertible promissory notes ($41) (see Note 7, Convertible Promissory Notes) and (2) the fair value of the liability under the Glasgow License Agreement ($35) (see Note 14, License and Research Agreement). The gain related to the convertible promissory notes was recognized as an offset to interest expense and the gain related to the Glasgow License Agreement was recognized as an offset to R&D expense.

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

Reclassifications

Certain revenue within the Statement of Operations has been reclassified from Collaborative revenue to Clinical compound revenue to conform to the current year presentation.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Common Stock and Convertible Preferred Stock Valuation

Due to the absence of an active market for the Company’s common stock and convertible preferred stock prior to its IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”) to estimate the fair value of its common stock and convertible preferred stock at various reporting dates and in conjunction with various transactions. Each valuation included estimates and assumptions that required the Company’s judgment. These estimates included assumptions regarding future performance, including the probability of successful completion of preclinical studies and clinical trials and FDA approval of product candidates containing CR845, and the probability and estimated time to complete financing and collaborative transactions. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock and convertible preferred stock at each valuation date.

Revenue Recognition

In general, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; the Company’s price to the customer is fixed or determinable; collectability is reasonably assured and delivery has occurred or services have been rendered.

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

The Company records revenue related to these agreements in accordance with ASC 605-25, Revenue Recognition Multiple-Element Arrangements. In order to account for these agreements, the Company identifies the deliverables included within an arrangement and evaluates which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the counterparty. The consideration received is then allocated among the separate units of accounting based on each unit’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involves significant judgment, including evaluation as to whether each delivered element has standalone value.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Arrangement consideration allocated to license deliverables that represent separate units of accounting is recognized as revenue at the outset of the agreement assuming the general criteria for revenue recognition noted above have been met. Arrangement consideration allocated to license deliverables which do not represent separate units of accounting is deferred. The Company has determined that its license deliverables represent separate units of accounting because the counterparty has the right to sublicense and manufacture in its territory, as defined.

Arrangement consideration allocated to research and development services which represent separate units of accounting is recognized as the services are performed, assuming the general criteria for revenue recognition noted above have been met. The Company has determined that its research and developments services deliverables, as applicable, represent separate units of accounting because similar services are sold separately by other vendors.

The Company’s license agreements include contingent milestone payments related to specified clinical development milestones and regulatory milestones. Development milestones are payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are payable upon submission for marketing approval with the FDA or other countries’ regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications. At the inception of each agreement that includes milestone payments, the Company evaluates whether each such payment is a milestone payment as defined by ASC 605-28, Revenue Recognition – Milestone Method, because achievement requires performance by the Company and, at inception of the arrangement, there is substantive uncertainty that the event will be achieved, or whether the payment is a contingent payment, because achievement requires performance by the counterparty.

If the payment meets the criteria of a milestone payment, the Company evaluates whether such milestone is considered to be substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment.

The Company recognizes substantive milestone payments as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If any milestone payment is considered not to be a substantive milestone or is considered to be a contingent payment, the Company initially defers the milestone payment, allocates it to the deliverables based on relative selling price in the same proportion as at inception of the agreement, immediately recognizes revenue to the extent of any delivered elements and recognizes the portion attributable to any undelivered elements over the remaining term of its performance obligations. If no such performance obligations exist, milestones that are considered not to be substantive or are considered to be contingent payments are generally recognized as revenue upon achievement, assuming all other revenue recognition criteria are met.

Royalty revenue is recognized when earned. To date, no royalties have been earned or were otherwise due to the Company.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Research and Development Expenses

Research and development (“R&D”) costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Research and development expenses include, among other costs, salaries and other personnel-related costs, costs to conduct clinical trials, costs to manufacture product candidates and clinical supplies, laboratory supplies costs and facility-related costs. Non-refundable research and development advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2014 and 2013, the Company recorded $177 and $262 as prepaid R&D expense, respectively.

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There were no material uncertain tax positions taken as of December 31, 2014 and December 31, 2013. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

Stock-Based Compensation

The Company grants stock options to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the Board of Directors’ awards of stock-based compensation are accounted for in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the Statements of Operations based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model.

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value or market price of the Company’s common stock on the grant date; (ii) expected volatility of the Company’s common stock price, (iii) the periods of time over which employees and members of the Company’s Board of Directors are expected to hold their options prior to exercise (expected lives), (iv) expected dividend yield on the Company’s common stock, and (v) risk-free interest rates.

Prior to the effective date of the registration statement related to the Company’s IPO in January 2014, the Company utilized methodologies in accordance with the Practice Aid to determine the fair value of the Company’s common stock on any given date. Subsequently, the stock price input to the Black-Scholes model for each stock option granted is the closing price of the Company’s common stock as quoted on The NASDAQ Global Market on the grant date.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Expected volatility is based on an analysis of guideline companies in accordance with ASC 718. The expected life of stock options granted to employees and members of the Company’s Board of Directors is determined using the average of the vesting period and term, an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.

The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to accrue share-based compensation expense based on an estimate of the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data of awards that were cancelled prior to vesting. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. To the extent that the actual forfeiture rate for an award is lower than the estimated forfeiture rate, additional compensation expense is recorded in the period that the award vests. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.

The Company accounts for options granted to non-employee consultants under ASC 505-50, Equity-Based Payments to Non-Employees. As such, the Company estimates the fair value of each such option using the Black-Scholes model, with the expected life of stock options granted to non-employees initially equal to the options’ maximum contractual life of ten years, at issuance, and then revalues the option on each reporting date until performance is complete. Under ASC 505-50, upon re-measurement of each award, income or expense is recognized during its vesting term. Compensation cost relating to awards with service-based graded vesting schedules is recognized using the straight-line method.

Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include convertible preferred stock, convertible promissory notes and outstanding stock options and stock warrants, which are included under the treasury stock method when dilutive. The computation of diluted net loss per share for each of the years ended December 31, 2012, 2013 and 2014 does not include common stock equivalents since such inclusion would be antidilutive.

During the years ended December 31, 2013 and 2012, the Company computed basic net income (loss) per share available to common stockholders using the “two-class” method, which includes the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). Prior to the IPO, the Company’s shares of convertible preferred stock were participating securities as defined by ASC 260-10, Earnings Per Share. In conjunction with the closing of the IPO on February 5, 2014, all outstanding shares of convertible preferred stock were automatically converted to shares of the Company’s common stock (see Note 9, Convertible Preferred Stock).

Under the two-class method, basic net income (loss) per share available to common stockholders is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company allocates net income on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. Diluted net income (loss) per share is computed using the more dilutive of (1) the two-class method, or (2) the “if-converted” method.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

All calculations of net income (loss) per share, both basic and diluted, reflect the 1-for-2.5 reverse stock split (see Note10, Stockholders’ (Deficit) Equity). Refer to Note 15, Net Loss per Share, for the Company’s calculations of net loss per share available to common stockholders for the periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment, which includes all activities related to the discovery and development of novel therapeutics to treat serious medical conditions, including pain and pruritus.

Leases

The Company recognizes rent expense for operating leases on a straight-line basis over the term of the lease, beginning on the date the Company takes possession of the property. Rent expense includes the base amounts stated in the lease agreement as well as the effect of reduced or free rent and rent escalations. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at the Company’s sole discretion. The expected lease term is one of the factors used to determine whether a lease is classified operating or capital and is used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent and classified within long-term liabilities. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and classified as long-term liabilities. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense. Penalties paid to landlords to terminate a lease before the contractual end date of the lease are recognized on an undiscounted basis in the Statements of Operations.

Litigation Reserves

The Company may become involved in the future in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. Accruals are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company reviews these reserves at least quarterly and adjusts these reserves to reflect current law, progress of each case, opinions and views of legal counsel and other advisers, the Company’s experience in similar matters and intended response to the litigation. The Company expenses amounts for administering or litigating claims as incurred. Accruals for legal proceedings, if any, are included in Accounts payable and accrued expenses in the Balance Sheets.

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

3. Prepaid expenses

As of December 31, 2014, prepaid expenses was $287, consisting of $92 of prepaid insurance, $177 of prepaid R&D clinical costs and $18 of other costs. As of December 31, 2013, prepaid expenses was $2,140, consisting of $1,833 of IPO costs, $262 of prepaid R&D clinical costs, $34 of prepaid insurance, and $11 of other costs.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2014	2013
Computer and office equipment	$309	$275
Laboratory equipment	233	233
Furniture and fixtures	156	153
Software	126	126
Leasehold improvements	7,453	7,453

	$8,276	$8,240
Less accumulated depreciation and amortization	6,192	5,415

Property and equipment, net	$2,084	$2,825

Depreciation and amortization expense included in research and development expense and general and administrative expense was $783, $789 and $1,021 for the years ended December 31, 2014, 2013 and 2012, respectively.

During the third quarter of 2012, the Company sold most of its laboratory equipment for net proceeds of $511 resulting in a net loss of $286, included in general and administrative expense.

5. Restricted Cash

The Company is required to maintain a stand-by letter of credit as security under the Shelton Lease (refer to Note 18, Commitments and Contingencies). The Company’s bank requires the Company to maintain a restricted cash balance equal to the stand-by letter of credit, which is invested in a bank certificate of deposit. The letter of credit balance remains at $700 through the end of the lease term in 2017. As of December 31, 2014 and 2013, the Company has $700 of restricted cash in long-term assets.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
Accounts payable	$515	$676
Accrued research projects	549	405
Accrued professional fees	266	739
Accrued compensation and benefits	504	83
Accrued other	112	55

	$1,946	$1,958

7. Convertible Promissory Notes

In December 2012 and February 2013, the Company issued an aggregate of $4,000 principal amount of Convertible Promissory Notes (“Notes”) due August 28, 2013 (“Maturity Date”). The sale was consummated through two closings. The initial closing was on December 28, 2012 for $2,538 principal amount. The final

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

closing was on February 28, 2013 for $1,462 principal amount. All of the Notes were purchased by current stockholders, all of whom were given the opportunity to buy their pro rata share of the Notes. The holders of preferred stock who did not participate in the Note financing had their shares of preferred stock converted into common stock at their respective then applicable conversion rates. As a result, as of February 2013, 2,246,743 shares of preferred stock were converted into 959,545 shares of common stock.

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

The optional conversion feature allowed the Note holder, any time prior to the Maturity Date, to elect to convert the balance of the note plus accrued interest into Series D convertible preferred stock at a conversion price of $1.444244 per share. In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company determined that the intrinsic value of the beneficial conversion feature embedded in the Notes issued in the initial closing was $2,050, based on the estimated fair value of the Series D convertible preferred stock as of December 31, 2012 of $2.61 per share, and this intrinsic value was recorded as a debt discount, to be accreted to interest expense over the term of the Notes. As of December 31, 2012, the Company amortized $25 of debt discount to interest expense. As of February 28, 2013, the final closing of the Note financing, the Company determined that the intrinsic value of the beneficial conversion feature of the Notes issued in the final closing was $1,382 and recorded this amount as an additional debt discount. For the year ended December 31, 2013, the Company amortized $3,407 of debt discount to interest expense.

The mandatory conversion of the Notes would have occurred in the event the Company issued or sold equity securities on or before August 28, 2013 of not less than $10,000. In this event, the Notes plus all accrued interest would have automatically converted into the issued class of equity securities at a price per share equal to 90% of the cash price paid by the investors in the new equity securities. In accordance with ASC 815-15, Derivatives and Hedging, the Company was required to record the embedded mandatory conversion feature as a free-standing financial instrument, as the conversion feature was a substantial contingent call option. The Company recorded $41 as the fair value of the contingent call option liability related to the Notes issued in the initial closing of the Note financing as of December 31, 2012, with a corresponding amount recorded as additional debt discount, with the debt discount to be accreted to interest expense over the life of the Notes. Any increases or decreases to the fair value of the contingent call option would be recorded in operations through the life of the Notes.

The Company estimated the fair value of the contingent call option by estimating the accreted value of the Notes upon conversion, with consideration provided for the 10% price discount and the probability of the Company closing an equity offering in excess of $10,000 before August 28, 2013. The Company classified the liability within Level 3 of the fair value hierarchy as the probability factor is an unobservable input and significant to the valuation model. Increases in the probability of an equity offering closing before August 28, 2013 in excess of $10,000 would increase the fair value of the liability. In April 2013, the estimated fair value of the contingent call option of $41 was reduced to zero with an equal reduction in interest expense, since the Company estimated the probability of closing a $10,000 equity offering before August 28, 2013 as zero, following the receipt of $23,000 in connection with the Maruishi transaction in April 2013, which removed the need for a $10,000 financing prior to August 28, 2013.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Prior to the Maturity Date, the Company received notice from Note holders to convert Notes in the aggregate amount of $3,888 in principal plus accrued interest, into 2,692,291 shares of Series D convertible preferred stock, and the remaining Notes, in the aggregate amount of $311 in principal and accrued interest, were repaid during October 2013.

Deferred financing costs related to the convertible promissory notes were amortized over the life of the related debt using the effective interest method. For the years ended December 31, 2013 and 2012, deferred financing costs of $117, and $4, respectively, were amortized and included in interest expense.

8. Long-Term Debt

In September 2007, the Company entered into a $4,000 term loan (“Loan”) with Connecticut Innovations Inc. (“CII”). The Loan carried a 7% interest rate and was payable in monthly installments over five years. The Loan was collateralized by property and equipment which was owned by the Company that was located in Shelton, Connecticut. The CII Loan contained certain non-financial covenants, including the requirement that the Company maintain its principal place of business and conduct the majority of its operations in Connecticut. If the Company failed to maintain its Connecticut presence, all amounts due under the Loan would be immediately due and payable with the cumulative interest rate increasing to 25%.

On September 4, 2012, the Company and CII amended the Loan to defer all payments due between July 1, 2012 and December 31, 2012 until January 2, 2013 and to increase the interest rate to 8.5%. The Company repaid the remaining principal balance of $307 plus accrued interest outstanding under the Loan in April 2013.

In connection with the Loan, the Company issued to CII a warrant to purchase 19,851 shares of common stock at an exercise price of $10.08. The fair value of such warrant at the date of issuance was determined not to be material. The warrant also incorporated the non-financial covenants of the Loan described above. If the Company failed to maintain its Connecticut presence, it would be required to pay CII the excess of the market price of the common stock over the warrant exercise price for all unexercised shares represented by the warrant and/or the exercise price paid plus the market price on any shares acquired through a previous exercise of the warrants. On July 31, 2014, CII exercised its outstanding warrant in a cashless exercise, resulting in the issuance of 6,383 shares of the Company’s common stock.

9. Convertible Preferred Stock

In May 2012, the Company issued to Chong Kun Dang Pharmaceutical Corporation (“CKD”) 173,611 shares of Junior convertible preferred stock, $0.001 par value per share (“Junior Preferred Stock”) having an estimated fair value of $354. The shares were sold as part of the license transaction with CKD (refer to Note 11, Collaborations).

In connection with the Notes (refer to Note 7, Convertible Promissory Notes), as of February 2013, the holders of 2,246,743 shares of preferred stock who did not participate in the Note financing had their shares of preferred stock converted into 959,545 shares of common stock.

In April 2013, the Company issued to Maruishi (refer to Note, 11 Collaborations) 2,105,263 shares of Junior A convertible preferred stock (“Junior A Preferred Stock”), having an estimated fair value of $7,663. The shares were sold as part of the license transaction with Maruishi.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In September 2013, the Company issued an aggregate of 2,692,291 shares of Series D convertible preferred stock upon the conversion of the Notes (refer to Note 7, Convertible Promissory Notes). Each series of convertible preferred stock is referred to as that series’ Preferred Stock. All series of convertible stock are, collectively, referred to as Preferred Stock. The following tables summarize the outstanding Preferred Stock as of December 31, 2013 and December 31, 2012:

As of December 31, 2013

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Liquidation Preference	Carrying Value	Common Stock Issuable Upon Conversion
Junior	173,611	173,611	$500	$354	69,444
Junior A	2,105,263	2,105,263	8,000	7,642	842,105
Series A	1,677,118	1,677,118	1,677	1,677	670,830
Series B	2,254,417	2,254,417	4,509	4,509	980,163
Series C	10,930,946	10,930,946	33,886	33,886	5,173,413
Series D	12,260,845	12,045,574	17,397	17,518	4,818,216

	29,402,200	29,186,929	$65,969	$65,586	12,554,171

As of December 31, 2012

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Liquidation Preference	Carrying Value	Common Stock Issuable Upon Conversion
Junior	173,611	173,611	$500	$354	69,444
Junior A	—	—	—	—	—
Series A	2,000,000	2,000,000	2,000	2,000	800,000
Series B	2,370,000	2,370,000	4,740	4,740	1,030,434
Series C	11,706,450	11,706,450	36,290	36,290	5,540,457
Series D	10,386,057	10,386,057	15,000	15,138	4,154,422

	26,636,118	26,636,118	$58,530	$58,522	11,594,757

Upon the closing of the Company’s IPO on February 5, 2014, all 29,186,929 shares of the Company’s Preferred Stock that were issued and outstanding on that date were automatically converted into an aggregate of 12,554,171 shares of its common stock. As of December 31, 2014, there were no shares of Preferred Stock authorized or outstanding.

Prior to automatic conversion of the Preferred Stock to common stock upon the closing of the Company’s IPO, the following terms and conditions applied to the Preferred Stock:

Liquidation Preferences

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, including a deemed liquidation event, as defined in the Company’s amended and restated certificate of incorporation, the following liquidation preferences as of December 31, 2013 were payable to the holders of Preferred Stock: Series D Preferred Stock, aggregate liquidation preference of $17,397, plus declared, but unpaid

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

dividends; Series C Preferred Stock, aggregate liquidation preference of $33,886, plus declared, but unpaid dividends; Series B Preferred Stock, aggregate liquidation preference of $4,509, plus declared, but unpaid dividends; Series A Preferred Stock, aggregate liquidation preference of $1,677 plus declared, but unpaid dividends; Junior A Preferred Stock, aggregate liquidation preference of $8,000 plus declared, but unpaid dividends; and Junior Preferred Stock, aggregate liquidation preference of $500 plus declared, but unpaid dividends. The Series D Preferred Stock liquidation preferences are senior to Series C Preferred Stock liquidation preferences, the Series C Preferred Stock liquidation preferences are senior to the Series B Preferred Stock liquidation preferences, the Series B Preferred Stock liquidation preferences are senior to the Series A Preferred Stock liquidation preferences, the Series A Preferred Stock liquidation preferences are senior to the Junior A Preferred Stock liquidation preferences, and the Junior A Preferred Stock liquidation preferences are senior to the Junior Preferred Stock liquidation preferences. If all amounts would have been paid to the holders of the Preferred Stock in respect of their liquidation preferences, then the remaining assets of the Company would have been distributed pro rata to the holders of Series D Preferred Stock and the common stockholders, subject to a maximum of an additional $4.332732 per share for the holders of Series D Preferred Stock. As a result, the Series D Preferred Stock’s total liquidation preference could have been up to $70,000, exclusive of any declared, but unpaid dividends.

The amount that each holder of Preferred Stock would have received upon liquidation, dissolution or winding up of the Company would have been the greater of the cumulative amounts described above or the amount that such holder of Preferred Stock would have received if the shares of Preferred Stock converted into common stock immediately prior to the liquidation, dissolution or winding up of the Company.

As of December 31, 2013, since the Preferred Stock may have become redeemable upon an event that was outside of the control of the Company, the Preferred Stock was classified outside of permanent equity.

Conversion

Each holder of Preferred Stock had the right to convert any or all of such holder’s Preferred Stock into common stock at any time. As of December 31, 2013, Junior Preferred Stock, Junior A Preferred Stock, Series A Preferred Stock and Series D Preferred Stock were convertible into common stock at a conversion ratio of one to 0.4 and Series B and Series C were convertible into common stock at a conversion ratio of one to 0.434782 and one to 0.473282, respectively. The conversion ratio for all Preferred Stock was subject to adjustment based on certain events specified in the Company’s amended and restated certificate of incorporation, including a stock split, if the Company pays a dividend to common stockholders without a corresponding dividend to the Preferred Stockholders or if the Company sells, or is deemed to sell, common stock at a price per share that is less than the then effective conversion prices of each class of Preferred Stock. Pursuant to these provisions, the conversion ratio for the Series B Preferred Stock and Series C Preferred Stock was adjusted upon the issuance of the Series D Preferred Stock.

Automatic Conversion

Contemporaneously with the closing of a qualified public offering of common stock, as defined in the Company’s amended and restated certificate of incorporation, or upon a vote of the holders of a majority of the Preferred Stock, voting together as a single class, and holders of at least 67% of the Series D Preferred Stock, all outstanding shares of Preferred Stock would automatically convert into common stock at the then effective applicable conversion rates for such shares. Contemporaneously with the closing of the Company’s IPO, all outstanding shares of Preferred Stock were automatically converted into common stock at the then effective applicable conversion rates for such shares (see above).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Dividends

Dividends on all series of outstanding Preferred Stock were payable when and if declared by the Company’s Board of Directors. No dividends shall be paid to the holders of the Company’s common stock unless equivalent dividends have been declared and paid on each series of outstanding Preferred Stock. Through December 31, 2014, no dividends were declared or paid by the Company.

Voting Rights

As set forth in the Company’s amended and restated certificate of incorporation, the holders of Series A, Series B, Series C and Series D Preferred Stock (“Senior Preferred Stock”) were entitled to vote as one class, with common stockholders, based on the number of shares of common stock each holder would receive upon conversion of their Senior Preferred Stock into shares of common stock, for all matters except for the approval of certain major actions by the Company and the election of directors. Subject to certain ownership thresholds and certain nomination and approval rights set forth in the Company’s amended and restated certificate of incorporation and an amended and restated voting agreement by and among the Company and certain stockholders of the Company, directors are elected as follows: common stockholders vote as a separate class for the election of two directors; the holders of Series D Preferred Stock vote as a separate class for the election of one director; the holders of Series C Preferred Stock vote as a separate class for the election of three directors; and the holders of Senior Preferred Stock vote as a combined class for the election of one director. Upon the closing of the Company’s initial public offering on February 5, 2014, the voting agreement terminated and the Company’s stockholders no longer have any special rights regarding the election or designation of members of its Board of Directors.

Registration Rights

The holders of shares of Preferred Stock have certain registration rights as set forth in an amended and restated investors’ rights agreement by and among the Company and certain of its stockholders.

10. Stockholders’ (Deficit) Equity

On January 16, 2014, the Company’s Board of Directors approved an Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized number of shares of the Company’s common stock, par value $0.001 per share, from 50,000,000 to 100,000,000 and authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2014, there were 22,802,039 shares of common stock and no shares of preferred stock issued and outstanding.

The Company’s Board of Directors and stockholders approved a 1-for-2.5 reverse stock split of the Company’s common stock effective on January 16, 2014, which resulted in an adjustment to the preferred stock conversion price to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share amounts in the financial statements and notes thereto in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

On January 30, 2014, the Company’s registration statement on Form S-1 relating to its IPO was declared effective, providing for the sale of 5,750,000 shares of the Company’s common stock at a public offering price of $11.00 per share (see Note 1, Business).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

On December 1, 2014, the Company sold 11,442 shares of common stock to its Chief Medical Officer at $8.74 per share (which was the closing price of the Company’s common stock on the NASDAQ Global Market on that date) for gross proceeds of $100. The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and have been sold pursuant to an exemption from registration contained in the Securities Act based in part upon the purchaser’s representations contained in the purchase agreement.

The following table summarizes common stock reserved for conversion of Preferred Stock and the exercise of warrants and options at December 31, 2014 and 2013. On February 5, 2014, all shares of Preferred Stock automatically converted to shares of common stock (see Note 9, Convertible Preferred Stock). On July 31, 2014, all outstanding warrants were exercised (see Note 8, Long Term Debt).

	December 31,
	2014	2013
Conversion of Series A convertible preferred	—	670,830
Conversion of Series B convertible preferred	—	901,757
Conversion of Series C convertible preferred	—	4,372,369
Conversion of Series D convertible preferred	—	4,818,216
Conversion of Junior convertible preferred	—	69,444
Conversion of Junior A convertible preferred	—	842,105
Series B and C anti-dilution shares	—	879,450
Exercise of warrant	—	19,851
Exercise of stock options	1,898,360	1,247,959

	1,898,360	13,821,981

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

As described in Note 2, Summary of Significant Accounting Policies – Common Stock and Convertible Preferred Stock Valuation, prior to its IPO, the Company utilized methodologies in accordance with the Practice Aid to support the fair value of its common stock at key points in time. In conducting these valuations, the Company considered all objective and subjective factors that it believed to be relevant for each valuation conducted, including its best estimate of its business condition, prospects and operating performance at each valuation date.

11. Collaborations

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

In addition, the Company received milestone payments of $750 during the year ended December 31, 2012 related to the Company’s achievement of U.S. clinical development milestones stated in the CKD license agreement. The next potential milestone that the Company could be entitled to receive under the CKD license agreement will be a clinical development milestone for the completion of a Phase 1b clinical trial in the U.S. for a certain indication. If achieved, this milestone will result in a $250 payment being due to the Company.

During the year ended December 31, 2012, the Company recorded license and milestone revenue related to the CKD license agreement of $1,190, net of South Korean withholding tax of $206.

Maruishi Pharmaceutical Co., Ltd.

In April 2013, the Company entered into a license agreement with Maruishi under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize products containing CR845 for acute pain and uremic pruritus in Japan. The Company and Maruishi are each responsible to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, the Company will provide Maruishi specific clinical development services for CR845 used in Maruishi’s field of use.

Under the terms of the agreement, the Company received an upfront non-refundable, non-creditable license fee of $15,000. As indicated in Note 2, Summary of Significant Accounting Policies – Revenue Recognition, the Company accounts for arrangements of this type under ASC 605-25, Revenue Recognition—Multiple Element Arrangements. The Company has identified two deliverables under this guidance: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use. The Company has determined that the license has standalone value because Maruishi has the right to sublicense and manufacture CR845 in Japan. The second deliverable is the R&D services, which also have standalone value as similar services are sold separately by other vendors. Since both license and R&D services separability criteria have been met, they are being accounted for as separate units of accounting at the outset of the arrangement.

As a result, the total value of the arrangement of $15,337 (consisting of the $15,000 upfront payment, plus the additional amount assigned to these deliverables as a result of the Junior A Preferred Stock premium, see below) was allocated between the two units of accounting. The Company used its best estimate of the selling price of these units of accounting, since, as described in Note 2 Summary of Significant Accounting Policies – Revenue Recognition, neither VSOE nor TPE was available. To determine these estimates, the Company used a discounted cash flow method that forecasted and analyzed CR845 in the Japanese market, the phase of clinical development as well as considering recent similar license arrangements within the same phase of clinical

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

development, therapeutic area, type of agreement, etc. As a result, at inception of this license agreement, the management of the Company determined that the license and the R&D services had estimated selling prices of $10,200 and $6,200, respectively. The resulting percentage allocations were applied to the $15,337 of total consideration, which resulted in $9,637 being assigned to the license unit of accounting, which was recognized immediately as license revenue, while $5,700 was assigned to the R&D services unit of accounting. The amount assigned to the R&D services unit of accounting was initially recorded as deferred revenue and is being recognized as revenue as the services are provided. Upon achievement of a milestone by Maruishi during June 2014, the Company deferred a portion of the milestone payment (see below).

The Company is also entitled to receive aggregate milestone payments of $8,000 for events performed by Maruishi in Japan and $2,500 for events performed by the Company in the U.S. The Company accounts for any future milestone payments under ASC 605-28 Revenue Recognition – Milestone Method (see Note 2, Summary of Significant Accounting Policies). At the time of execution of this license agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones achieved in the U.S. are substantive in nature as they are commensurate with the enhancement of value of the delivered license as they relate to clinical success and advancement within the FDA drug development platform. However, the milestones achieved by Maruishi in Japan are not substantive and will be accounted for as contingent consideration.

During June 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain, which constituted achievement of one of the milestones specified in the license agreement. As the milestone was considered not to be substantive, the payment was accounted for as contingent consideration. Accordingly, the Company allocated the non-refundable contingent payment of $480, net of a contractual foreign currency exchange adjustment, to the two deliverables in the same proportion as the initial upfront payment had been allocated. The portion of the contingent payment allocated to the previously delivered license deliverable ($302) was recognized as license revenue entirely at the time of achievement of the milestone. A portion of the contingent payment allocated to the R&D services deliverable ($88) was recognized as collaborative revenue at the time of achievement of the milestone to the extent of R&D services provided through that date and the remainder ($90) was deferred and is being recognized as collaborative revenue through the period during which the Company provides R&D services to Maruishi.

The next potential milestone that the Company could be entitled to receive under the Maruishi license agreement will be a clinical development milestone for the initiation of a Phase 1 clinical trial in Japan for a certain indication. If achieved, this milestone will result in a $2,000 payment being due to the Company.

Along with the R&D services performed by the Company for Maruishi, the Company supplies Maruishi with CR845 clinical material as an accommodation. The Company had previously entered into manufacturing and service agreements with third parties to manufacture CR845. Payments made by the Company to third parties based on firm and fixed commitments by Maruishi to purchase CR845 from the Company are capitalized as prepaid expense. During the manufacturing process, title and risk of loss remains with the third party until the Company has paid in full for the material.

Once the Company has title to the CR845 and has delivered it to Maruishi, prepaid expense related to that CR845 is reduced with an offset to R&D expense. At that time, Maruishi reimburses the Company for its external and internal costs for purchasing CR845 and processing the sale to Maruishi and the Company recognizes clinical compound revenue for the reimbursement amount. Deposits received from Maruishi prior to delivery of CR845 are recorded as deferred revenue.

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

Also, in conjunction with entering into this arrangement, Maruishi purchased 2,105,263 shares of Junior A Preferred Stock of the Company pursuant to a stock purchase agreement for a purchase price of $3.80 per share, for total consideration of $8,000. These shares have been recorded at their fair value of $7,663 or $3.64 per share. As a result, the premium of $337 was allocated to the arrangement consideration (see above).

As of December 31, 2014 and 2013, the Company had $1,452 and $3,475, respectively, of deferred revenue pursuant to the R&D services deliverable under the license agreement with Maruishi.

During the years ended December 31, 2014 and 2013, the Company recognized $302 and $9,637, respectively, of license fee revenue, $2,201 and $2,225, respectively, of collaborative revenue from the amortization of deferred revenue arising from the portion of the upfront payment received pursuant to the license agreement with Maruishi that was allocated to the R&D services deliverable and $674 and $102, respectively, from the sale of CR845 clinical compound.

The Company incurred R&D expense related to the Maruishi license agreement of $3,558 (consisting of $3,000 of clinical trial costs related to the R&D services deliverable and $558 related to cost of clinical compound sold to Maruishi) and $2,452 (consisting of $2,420 of clinical trial costs related to the R&D services deliverable and $32 related to cost of clinical compound sold to Maruishi) during years ended December 31, 2014 and 2013, respectively.

12. Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s Board of Directors adopted, and its stockholders subsequently approved, its 2014 Equity Incentive Plan, or 2014 Plan, in January 2014. The 2014 Plan became effective immediately upon the signing of the underwriting agreement for the Company’s IPO. The 2014 Plan is administered by the Company’s Board of Directors or a duly authorized committee thereof (the “Plan Administrator”). The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation (collectively, “Stock Awards”). Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and non-employee consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan Administrator, which, to date, has been 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. The Plan Administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to Stock Awards under the 2014 Plan is 1,600,000 shares. Additionally, the number of shares of the Company’s common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares. On January 1, 2015, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the Company’s 2014 Equity Incentive Plan automatically increased to 2,284,061.

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

The Company accounts for stock options granted to employees and non-employee members of the Board of Directors in accordance with ASC 718, Compensation – Stock Compensation. The Company also occasionally grants stock options to non-employee consultants. Such grants are accounted for pursuant to ASC 505-50, Equity-Based Payments to Non-Employees (refer to Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation).

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants as of December 31, 2014 and changes during the year then ended is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	490,160	$1.34
Granted	884,000	11.24
Exercised	(191,800)	0.67
Forfeited	(160,000)	13.26

Outstanding at December 31, 2014	1,022,360	$8.16	$2,763

Weighted average remaining contractual life as of December 31, 2014 (yrs)	7.78

Options exercisable at December 31, 2014	299,735	$2.11	$2,366

Weighted average remaining contractual life as of December 31, 2014 (yrs)	3.90

Options vested and expected to vest at December 31, 2014	990,191	$8.05	$2,743

Weighted average remaining contractual life as of December 31, 2014 (yrs)	7.73

The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $393 and $75 and $65, respectively. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2,055, $0 and $10, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the years ended December 31, 2013 and 2012, the Company did not grant any stock options to employees, non-employee members of the Board of Directors or non-employee consultants. The fair values of the stock options granted to those groups during the year ended December 31, 2014 were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation):

Year Ended December 31, 2014
Risk-free interest rate	1.64% – 2.72%
Expected volatility	64.9% – 71.3%
Expected dividend yield	0%
Expected life of employee and Board of Directors’ options (in years)	6.25
Expected life of non-employee options (in years)	10

The weighted average grant date fair value of options granted to employees, non-employee members of the Board of Directors for their Board service and non-employee consultants during the year ended December 31, 2014 was $7.09.

At the end of each fiscal quarter during the years ended December 31, 2014, 2013 and 2012, the Company used the Black-Scholes option valuation model with the following ranges of assumptions to re-measure the fair value of all outstanding vested options that had been granted to non-employee consultants until each option grant was fully vested.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.96% – 2.72%	2.5% – 3.2%	1.77%
Expected volatility	69% – 71%	71% – 72%	73%
Expected dividend yield	0%	0%	0%
Expected life of non-employee options (in years)	6 – 10	1.5 – 7	2 – 8

Under ASC 505-50, upon re-measurement of each award, income or expense is recognized during its vesting term.

The weighted average fair values of outstanding vested options that had been granted to non-employee consultants as re-measured during the years ended December 31, 2014, 2013 and 2012 were $10.77, $6.54 and $1.77, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense in the accompanying Statements of Operations relating to stock options, as follows:

	Year Ended December 31,
	2014	2013	2012
Research and development	$349	$71	$48
General and administrative	1,022	52	13

Total stock option expense	$1,371	$123	$61

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2014, the total compensation expense relating to unvested options granted to employees, non-employee members of the Board of Directors and non-employee consultants that had not yet been recognized was $3,768, which is expected to be realized over a weighted average period of 3.24 years. The Company will issue shares upon exercise of options from common stock reserved.

13. Income Taxes

The Company’s benefit from income taxes is as follows:

	December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	(201)	(30)	(31)

	(201)	(30)	(31)

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Benefit from income taxes	$(201)	$(30)	$(31)

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

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2014	2013	2012
Income taxes using U.S. federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.23%	6.03%	5.60%
Impact of R&D tax credit on effective tax rate	3.03%	12.04%	0.00%
Impact of foreign tax credit on effective tax rate	0.00%	0.00%	3.27%
Stock option shortfalls and cancellations	-0.69%	0.00%	-2.54%
Provision to return adjustments	-0.57%	-1.42%	-1.95%
Change in valuation allowance	-39.88%	-49.90%	-37.89%

	1.12%	0.75%	0.49%

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2014	2013
Net operating loss carryforwards	$27,094	$21,433
Federal and state tax credits	3,508	2,947
Accelerated depreciation	1,018	860
Deferred revenue	566	—
Stock-based compensation expense	333	85
Rent expense	114	136
Amortization of R&D intangible assets	56	67
Accrued vacation	27	32

	32,716	25,560
Valuation allowance	(32,716)	(25,560)

Net deferred tax asset	$—	$—

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2014 and 2013 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2014 and 2013 was $7,156 and $667, respectively.

The Company has a tax benefit of approximately $401 related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options. Pursuant to ASC 718, the benefit will be recognized and recorded to additional paid-in-capital when the benefit is realized through the reduction of taxes payable.

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

At December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $71,369 and $65,260 respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The losses may also be subject to limitation pursuant to Internal Revenue Code 382. The Company also had federal and state research and development tax credit carryforwards of approximately $2,854 and $678, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the net operating loss and research credit carryforwards, tax years 2007 through 2014 remain open to U.S. federal and state tax examinations.

14. License and Research Agreement

Effective April 2005, the Company entered into a semi-exclusive worldwide royalty-free license agreement (the “Glasgow License Agreement”) for a certain G protein-coupled receptor (“GPCR”) assay technology with the University of Glasgow (“Glasgow”). The Company issued 200,000 shares of its common stock to Glasgow as compensation for this license.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Upon an exit event, including an IPO or as otherwise defined in the Glasgow License Agreement, Glasgow had the option to require the Company to guarantee a return of $1,000 on its 200,000 shares of common stock. If the proceeds from the exit event resulted in a return of less than $1,000, the Company was required to make an additional license payment by giving Glasgow cash or through the issuance of additional shares (at the Company’s option), as specified in the Glasgow License Agreement. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company initially recorded the fair value of this option as both a long-term liability and research and development expense. The Company estimated the fair value of the option using the Black-Scholes option valuation model with consideration given to the probability of an exit event occurring below the guaranteed amount. The fair value of the liability was estimated at each subsequent balance sheet date, with any increases or decreases to the fair value recorded as increases or decreases to research and development expense and the related liability. As of December 31, 2013, the estimated fair value of the liability was reduced to zero based on the Company’s estimated fair value of common stock after the Maruishi transaction (see Note 11, Collaborations). The Company classified the liability within Level 3 as the probability factor is an unobservable input and significant to the valuation model. The Company used a probability factor of 10% in all periods from 2005 to 2013. The probability rate was based on the successful progress of the Company’s product candidates containing CR845 and the Company’s expectation of an exit event value below the guaranteed amount. An increase in the probability rate would have resulted in a higher liability while an increase in the stock price would have reduced the liability. The decrease in the value of the liability of $35 in 2013 was the result of changes in the observable inputs (i.e. stock value, interest rates and volatility) and was recorded in research and development expense. The closing of the Company’s IPO on February 5, 2014 constituted an exit event under the Glasgow License Agreement. Since the public offering price in the IPO was $11.00 per share, the aggregate exit event value was greater than the guaranteed amount. Consequently, as of December 31, 2014, the Company no longer has a liability under the Glasgow License Agreement.

15. Net Loss per Share

The Company computes net loss per share available to common stockholders in accordance with ASC 260-10, Earnings per Share (see Note 2, Significant Accounting Policies – Income (Loss) per Share).

The denominators used in the net loss per share available to common stockholders computations are as follows:

	Year Ended December 31,
	2014	2013	2012
Basic:
Weighted average shares outstanding	20,965,935	4,133,138	3,299,993

Diluted:
Weighted average shares outstanding – Basic	20,965,935	4,133,138	3,299,993
Convertible preferred stock*	—	—	—
Common stock options*	—	—	—
Common stock warrants*	—	—	—
Convertible promissory notes (as converted)*	—	—	—

Demoninator for diluted net loss per share available to common stockholders	20,965,935	4,133,138	3,299,993

*	No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Basic and diluted net loss per share available to common stockholders are computed as follows:

	Year Ended December 31,
	2014	2013	2012
Net loss	$(17,745)	$(3,963)	$(6,271)
Add back: extinguishment of preferred shares	—	891	—

Net loss available to common stockholders – Basic and Diluted	$(17,745)	$(3,072)	$(6,271)

Net loss per share available to common stockholders:
Basic and Diluted	$(0.85)	$(0.74)	$(1.90)
Weighted-average common shares outstanding available to common stockholders
Basic and Diluted	20,965,935	4,133,138	3,299,993

Securities outstanding at the end of the respective periods presented below, that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted net loss per share because to do so would have been antidilutive are as follows:

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	—	12,554,171	11,594,757
Common stock options	1,022,360	490,160	557,160
Common stock warrants	—	19,851	19,851
Convertible promissory notes	—	—	702,928

All shares of the Company’s convertible preferred stock were automatically converted to shares of the Company’s common stock upon the closing of the IPO on February 5, 2014 (see Note 9, Convertible Preferred Stock). All convertible promissory notes were either converted into shares of the Company’s Series D convertible preferred stock or repaid in cash by December 31, 2013 (see Note 7, Convertible Promissory Notes). All common stock warrants were exercised in a cashless exercise on July 31, 2014 (see Note 8, Long-Term Debt).

16. Related Party Transactions

The Company is party to a consulting agreement with a founder and a common stockholder of the Company who provides scientific advisory services. Total expenses under this agreement were $169, $134 and $129 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in accounts payable and accrued expenses as of December 31, 2014 and 2013, respectively, was $35 and $0 for amounts due to this stockholder.

17. Employee Benefit Plan

In February 2006, the Company adopted a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan after three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the quarter on or after the day all age and service requirements have been met. The plan allows the Company to match employee contributions; however, there have not been any matching contributions paid through December 31, 2014. Effective January 1, 2015, all eligible employees will receive an employer contribution equal to 3% of their salary up to the annual IRS limit.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

18. Commitments and Contingencies

Operating Leases

The Company leases its operating facility located in Shelton, Connecticut. The lease agreement, as amended, requires monthly lease payments through October 2017. The lease is renewable thereafter for two successive terms of five years. At inception of the lease, the Company received an incentive allowance from the landlord of $2,127. The Company recorded the incentive allowance as leasehold improvements and deferred lease obligation. The Company is recording monthly rent expense associated with the lease on a straight-line basis over the ten-year minimum term of the lease reduced by the amortization of the deferred lease obligation over the same time period. As a result of this straight-line basis, deferred lease obligation includes $582 and $790 of unamortized incentive allowance plus $292 and $349 of accrued rent at December 31, 2014 and 2013, respectively.

Total rent expense under the operating lease was $643, $616 and $618 for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum rental payments under the operating lease at December 31, 2014 are as follows:

2015	$886
2016	913
2017	740

Total	$2,539

In conjunction with the signing of the Shelton, Connecticut lease, the Company entered into a standby letter of credit agreement for $2,170, which expires on May 31, 2017 as a security deposit for the premises. In accordance with the terms of the lease, because no drawing was made against the standby letter of credit nor has any default under the operating lease occurred, the amount of the letter of credit was automatically reduced by $294 annually starting March 1, 2008 until the stated amount reached a balance of $700, which occurred in 2012. This standby letter of credit is secured with restricted cash (refer to Note 5, Restricted Cash).

19. Legal Matters

From time to time, the Company may become involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any such arbitration and/or legal proceeding that it expects to have a material effect on its financial condition, results of operations or business.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

20. Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of the years ended December 31, 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of the years ended December 31, 2014 and 2013. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$178	$960	$1,125	$914

Net loss available to common stockholders – Basic and Diluted	(3,383)	(3,645)	(6,545)	(4,172)

Loss per share available to common stockholders – Basic and Diluted	$(0.22)	$(0.16)	$(0.29)	$(0.18)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$9,973	$1,018	$973

Net (loss) income available to common stockholders – Basic	(1,748)	1,475	(4,575)	(2,093)

Net (loss) income available to common stockholders – Diluted	(1,748)	5,424	(4,575)	(2,093)

(Loss) income per share available to common stockholders – Basic	$(0.48)	$0.34	$(1.07)	$(0.49)

(Loss) income per share available to common stockholders – Diluted	$(0.48)	$0.33	$(1.07)	$(0.49)

During the year ended December 31, 2013, the Company used the two-class method to calculate income (loss) per share (refer to Note 2 – Significant Accounting Policies – Income (Loss) per Share). During the second quarter of the year ended December 31, 2013, the Company recorded net income, although for the full year ended December 31, 2013, the Company recorded net loss. For purposes of calculating basic net income per share for the second quarter, the Company excluded from the numerator $3,869 of net income attributable to participating securities. For purposes of calculating diluted earnings per share, such amount was included in the numerator together with interest on convertible promissory notes. Common shares issuable upon exercise of outstanding stock options, assumed conversion of convertible preferred stock and convertible promissory notes were included in the denominator on an as-if converted basis.

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