Form 10-Q
period 2015-03-31
Cara Therapeutics, Inc.
filed 2015-05-12
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 8, 2015 was: 22,824,919.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$47,422	$52,663
Income tax receivable	215	200
Prepaid expenses	1,420	287

Total current assets	49,057	53,150
Property and equipment, net	1,897	2,084
Restricted cash	700	700

Total assets	$51,654	$55,934

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,464	$1,946
Deferred revenue	963	1,452

Total current liabilities	3,427	3,398
Deferred lease obligation	803	874
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014, zero shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014, 22,824,919 shares and 22,802,039 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	132,291	131,840
Accumulated deficit	(84,890)	(80,201)

Total stockholders’ equity	47,424	51,662

Total liabilities and stockholders’ equity	$51,654	$55,934

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Collaborative revenue	$489	$151
Clinical compound revenue	—	27

Total revenue	489	178
Operating expenses:
Research and development	3,385	2,201
General and administrative	1,822	1,398

Total operating expenses	5,207	3,599

Operating loss	(4,718)	(3,421)
Interest income	14	22

Loss before benefit from income taxes	(4,704)	(3,399)
Benefit from income taxes	15	16

Net loss	$(4,689)	$(3,383)

Net loss per share:
Basic and Diluted	$(0.21)	$(0.22)

Weighted average shares:
Basic and Diluted	22,808,479	15,654,079

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
						Convertible Preferred Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	4,288,243	$4	$8,377	$(62,456)	$(54,075)	29,186,929	$65,586
Preferred stock converted to common shares	12,554,171	13	65,573	—	65,586	(29,186,929)	(65,586)
Sale of common stock in initial public offering ($11.00 per share), net of underwriting discounts and commissions and other offering expenses of $7,003	5,750,000	6	56,241	—	56,247	—	—
Stock-based compensation expense	—	—	353	—	353	—	—
Net loss	—	—	—	(3,383)	(3,383)	—	—

Balance at March 31, 2014	22,592,414	$23	$130,544	$(65,839)	$64,728	—	$—

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Convertible Preferred Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	22,802,039	$23	$131,840	$(80,201)	$51,662	—	$—
Stock-based compensation expense	—	—	445	—	445	—	—
Shares issued upon exercise of stock options	22,880	—	6	—	6	—	—
Net loss	—	—	—	(4,689)	(4,689)	—	—

Balance at March 31, 2015	22,824,919	$23	$132,291	$(84,890)	$47,424	—	$—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating activities
Net loss	$(4,689)	$(3,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	445	353
Depreciation and amortization	193	197
Deferred rent costs	(71)	(65)
Changes in operating assets and liabilities:
Income tax receivable	(15)	15
Prepaid expenses	(733)	(377)
Accounts payable and accrued expenses	118	227
Deferred revenue	(489)	(58)

Net cash used in operating activities	(5,241)	(3,091)

Investing activities
Purchases of property and equipment	(6)	—

Net cash used in investing activities	(6)	—

Financing activities
Proceeds from initial public offering, net of issuance costs	—	57,772
Proceeds from the exercise of stock options	6	—

Net cash provided by financing activities	6	57,772

Net cash (decrease) increase for the period	(5,241)	54,681
Cash and cash equivalents at beginning of period	52,663	12,357

Cash and cash equivalents at end of period	$47,422	$67,038

Noncash financing activities
Conversion of convertible preferred stock to common stock	$—	$65,586
Reclassification of prepaid IPO costs paid in 2013	—	1,465
Unpaid IPO issuance costs	—	60

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

As of March 31, 2015, the Company has raised aggregate net proceeds of approximately $129,600 from several rounds of equity financing, including its initial public offering, and the issuance of debt. In addition, the Company received $30,100 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd. (“Maruishi”) and Chong Kun Dang Pharmaceutical Corp. (“CKD”), and an earlier product candidate for which development efforts ceased in 2007. Included in those aforementioned payments pursuant to license agreements, in April 2013, the Company received $15,000 as an upfront payment, and in August 2014, the Company received an additional $480 related to achievement of a milestone in connection with the license of rights to CR845 in Japan to Maruishi. In 2012, the Company received aggregate upfront and milestone payments of $1,190 pursuant to a license agreement with CKD, in connection with the license of rights to CR845 in South Korea. The Company has incurred substantial losses and negative cash flows from operating activities in nearly every fiscal period since inception, and expects operating losses and negative cash flows to continue into the foreseeable future.

As of March 31, 2015, the Company has unrestricted cash and cash equivalents of $47,422 and an accumulated deficit of $84,890. The Company had net cash used in operating activities of $5,241 and $3,091 for the three months ended March 31, 2015 and 2014, respectively. The Company expects that cash and cash equivalents at March 31, 2015 will be sufficient to fund its operations beyond one year. The Company recognized net losses of $4,689 and $3,383 for the three months ended March 31, 2015 and 2014, respectively, and expects to incur additional losses for the full year ending December 31, 2015.

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

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data for the year ended December 31, 2014 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Actual results could differ materially from the Company’s estimates and assumptions. Significant estimates include useful lives of fixed assets, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, the determination of prepaid research and development clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). On April 29, 2015, the FASB proposed to defer the effective date of ASU 2015-09 for the Company from January 1, 2017 to January 1, 2018. Earlier application by the Company would be permitted only as of January 1, 2017, including interim reporting periods within the year ending December 31, 2017. Comments are due by May 29, 2015.

During April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03 (“ASU 2015-03”) “Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring debt issuance costs (e.g., legal fees, printing costs) to be presented as a deduction from the corresponding debt liability rather than as assets, as under current guidance. ASU 2015-03 will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity, which is presented as a direct deduction from or an addition to the face amount of the debt. ASU 2015-03 is effective for the Company for financial statements issued for periods beginning on January 1, 2016, including interim periods. Early adoption of ASU 2015-03 is permitted for financial statements that have not been previously issued. If the Company issues debt before January 1, 2016, it will decide whether to early adopt ASU 2015-03. Upon adoption, the Company must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of ASU 2015-03 to have a material effect on its financial position, results of operations or cash flows.

Reclassifications

Certain revenue amounting to $27 within the Statement of Operations for the three months ended March 31, 2014 has been reclassified from Collaborative revenue to Clinical compound revenue to conform to the current year presentation.

3.	Fair Value Measurements

As of March 31, 2015 and December 31, 2014, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities. The carrying amount of each of those financial instruments is generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following table summarizes the financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	Level 1	Level 1
Financial assets
Cash equivalents:
Money market savings account	$46,962	$52,663
Restricted cash:
Bank certificate of deposit	700	700

Total	$47,662	$53,363

4.	Prepaid expenses

As of March 31, 2015, prepaid expenses were $1,420, consisting of $619 of prepaid insurance, $741 of research and development (“R&D”) clinical costs and $60 of other costs. As of December 31, 2014, prepaid expenses were $287, consisting of $92 of prepaid insurance, $177 of prepaid R&D clinical costs and $18 of other costs.

5.	Collaborations

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

The Company has identified two deliverables under ASC 605-25, Revenue Recognition—Multiple Element Arrangements: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use. The Company has determined that the license has standalone value because Maruishi has the right to sublicense and manufacture CR845 in Japan. The second deliverable is the R&D services, which also have standalone value as similar services are sold separately by other vendors. Since both the license and the R&D services separability criteria have been met, they are being accounted for as separate units of accounting at the outset of the arrangement.

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

The next potential milestone that the Company could be entitled to receive under the Maruishi license agreement will be a clinical development milestone for initiation of a Phase 1 clinical trial in Japan for a certain indication. If achieved, this milestone will result in a $2,000 payment being due to the Company.

As of March 31, 2015 and December 31, 2014, the Company had $963 and $1,452, respectively, of deferred revenue pursuant to the R&D services deliverable under the license agreement with Maruishi.

During the three months ended March 31, 2015 and 2014, the Company recognized $489 and $151, respectively, of collaborative revenue from the amortization of deferred revenue arising from the portion of the upfront payment received pursuant to the license agreement with Maruishi that was allocated to the R&D services deliverable and $0 and $27, respectively, of clinical compound revenue from the sale of CR845 clinical compound to Maruishi.

The Company incurred clinical trial costs related to the R&D services deliverable of $599 and $398 during the three months ended March 31, 2015 and 2014, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$938	$515
Accrued research projects	841	549
Accrued professional fees	278	266
Accrued compensation and benefits	350	504
Accrued other	57	112

Total	$2,464	$1,946

7.	Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include convertible preferred stock, and outstanding stock options and stock warrants, which are included using the treasury stock method when dilutive. The computation of diluted net loss per share does not include common stock equivalents since such inclusion would be anti-dilutive. For the three months ended March 31, 2015 and 2014, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended March 31,
	2015	2014
Basic:
Weighted average common shares outstanding	22,808,479	15,654,079

Diluted:
Weighted average common shares outstanding -Basic	22,808,479	15,654,079
Common stock options*	—	—
Common stock warrants*	—	—
Convertible preferred stock*	—	—

Denominator for diluted net loss per share	22,808,479	15,654,079

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,689)	$(3,383)

Weighted-average common shares outstanding:
Basic and Diluted	22,808,479	15,654,079

Net loss per share, Basic and Diluted	$(0.21)	$(0.22)

Securities outstanding at the end of the respective periods presented below, that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive are as follows:

	March 31,
	2015	2014
Common stock options	1,294,480	877,160
Common stock warrants	—	19,851

Total	1,294,480	897,011

All common stock warrants were exercised in a net exercise on July 31, 2014 (see Note 8, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

8.	Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) is administered by the Company’s Board of Directors or a duly authorized committee thereof (the “Plan administrator”). The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation (collectively, “Stock Awards”). Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator, which, to date, has been 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2015, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the Company’s 2014 Equity Incentive Plan automatically increased from 1,600,000 to 2,284,061. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Under the 2014 Plan, the Company granted 295,000 and 387,000 stock options during the three months ended March 31, 2015 and 2014, respectively. The fair values of stock options granted during the three months ended March 31, 2015 and 2014 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.43% - 1.70%	2.19% - 2.72%
Expected volatility	65% - 67%	67% - 71%
Expected dividend yield	0%	0%
Expected life of employee options (in years)	6.25	6.25
Expected life of nonemployee options (in years)	10	10

The weighted average grant date fair value of options granted to employees during the three months ended March 31, 2015 was $6.23. The weighted average grant date fair value of options granted to employees and members of the Board of Directors for their Board service during the three months ended March 31, 2014 was $6.88. The weighted average fair value of outstanding vested options that had been granted to nonemployee consultants as re-measured during the three months ended March 31, 2015 and 2014, in accordance with ASC 505-50, was $7.22 and $14.37, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three months ended March 31, 2015 and 2014, the Company recognized compensation expense relating to stock options, as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$198	$72
General and administrative	247	281

Total stock option expense	$445	$353

A summary of stock option award activity under the Company’s 2014 Plan as of and for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,022,360	$8.16
Granted	295,000	10.21
Exercised	(22,880)	0.25

Outstanding, March 31, 2015	1,294,480	$8.77

Options exercisable, March 31, 2015	366,349	$4.32

9.	Income Taxes

For the three months ended March 31, 2015 and 2014, pre-tax losses were $4,704 and $3,399, respectively. The Company recognized a full tax valuation allowance against net deferred tax assets at March 31, 2015 and December 31, 2014.

The benefit from income taxes of $15 and $16 for the three months ended March 31, 2015 and 2014, respectively, relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, which permits qualified small businesses engaged in research and development activities within Connecticut to exchange their unused research and development tax credits for a cash amount equal to 65% of the value of the exchanged credits.

10.	Commitments and Contingencies

Contractual obligations and commitments as of March 31, 2015 were as follows:

	Payment Due for the Year Ending December 31,
	2015	2016	2017	2018	Thereafter	Total
Operating lease (1)	$665	$913	$740	$—	$—	$2,318

(1)	The Company leases its operating facility located in Shelton, Connecticut.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the success and timing of our preclinical studies and clinical trials, including our planned Phase 3 clinical trials for I.V. CR845, and the reporting of clinical trial results;

•	the acceptability to the U.S. Food and Drug Administration (“FDA”) of our proposed Phase 3 program for I.V. CR845;

•	the potential results of ongoing and planned clinical trials and future regulatory and development milestones for our product candidates;

•	the potential for CR845 to provide a new therapeutic approach to treating uremic pruritus;

•	our plans to develop and commercialize I.V. CR845 and our other product candidates, including Oral CR845;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. CR845 and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the potential of future scheduling of I.V. CR845 by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

•	the performance of our current and future collaborators, including Maruishi and CKD, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	the size and growth of the potential markets for pain management, including the postoperative and chronic pain markets, and our other product candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any approved products;

•	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;

•	our expectations regarding the period during which we will be an emerging growth company under the JOBS Act;

•	our use of the proceeds from our initial public offering, and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	the success of competing drugs that are or become available; and

•	the performance of third-party manufacturers and clinical research organizations.

You should refer to Part I Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, we completed an End-of-Phase 2 meeting with the FDA to discuss the design of pivotal trials for our Phase 3 program for I.V. CR845 in acute pain. Based upon discussions at that meeting, we have modified our clinical development plan for I.V. CR845. We currently anticipate the first of our pivotal trials will be an adaptive design study in patients having abdominal laparoscopic surgery, including laparoscopic hysterectomy and other procedures associated with moderate-to-severe postoperative visceral pain. We are currently finalizing the design of that trial and plan to study several doses administered pre- and post-operatively with an interim analysis to identify optimum doses used to complete enrollment. Subject to FDA protocol review, we anticipate initiating this trial in the third quarter of 2015, with completion expected in 2016. We plan to initiate two additional Phase 3 trials of I.V. CR845 in the first half of 2016 in laparoscopic hysterectomy and bunionectomy. Based on guidance from the FDA, we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting an NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. In the second quarter of 2014, we initiated a Phase 1 trial of a tablet formulation of Oral CR845, for which we announced positive top-line data in the fourth quarter of 2014. We are preparing to advance this formulation of Oral CR845 into a Phase 2 clinical trial in osteoarthritis patients beginning in the third quarter of 2015, with top-line data expected by the end of 2015.

CR845 has exhibited anti-pruritic (anti-itch) potency in standard preclinical models. In the second quarter of 2014, we filed an Investigational New/Drug Application (“IND”) and in the third quarter of 2014 we initiated a proof-of-concept Phase 2 trial for I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients for which there are no approved therapeutics in the U.S. In the fourth quarter of 2014, we reported positive top-line dose-ranging pharmacokinetic (PK) and safety data from this trial (considered a Phase 1b trial) and expect to report top-line efficacy results in the second quarter of 2015.

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

Since our inception and through March 31, 2015, we have received net proceeds of $56.3 million from the sale of 5.75 million shares of our common stock in our initial public offering (“IPO”) after deducting underwriting discounts and commissions and offering expenses, net proceeds of $65.9 million from the sale of various series of convertible preferred stock, $3.6 million from the issuance of convertible promissory notes and $3.8 million from the issuance of long-term debt.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $4.7 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $84.9 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other research and development activities.

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

To fund future operations, we will need to raise additional capital. As of March 31, 2015, we had cash and cash equivalents of approximately $47.4 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 15 months without giving effect to any potential milestone payments we may receive under our collaboration agreements. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies.

On March 27, 2015, we filed Form S-3 (File No. 333-203072) with the SEC, using the shelf registration process. When declared effective by the SEC, the shelf registration statement will provide for the offering of up to $150 million of any combination of common stock, preferred stock, debt securities and warrants. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the shelf registration statement will provide us with the flexibility to raise additional capital to finance our operations as needed.

However, we may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees, patent costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants, and investor relations costs. In addition, if I.V. CR845 or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

Interest Income

Interest income consists of income earned on our cash and cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	% change
	Dollar amounts in thousands
Collaborative revenue	$489	$151	224%
Clinical compound revenue	—	27	-100%

Total revenue	$489	$178	174%

Collaborative revenue

Collaborative revenue for the three months ended March 31, 2015 and 2014 consists of $489 thousand and $151 thousand, respectively, of revenue that had been deferred upon entry into the license agreement with Maruishi.

Clinical compound revenue

Clinical compound revenue for the three months ended March 31, 2014 consists of $27 thousand from the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended March 31,
	2015	2014	% change
	Dollar amounts in thousands
Direct preclinical studies and clinical trial costs	$1,818	$1,397	30%
Consultant services in support of preclinical studies and clinical trials	162	117	39%
Stock-based compensation	198	72	173%
Depreciation and amortization	104	106	-2%
Other operating expenses	1,103	509	117%

Total R&D expense	$3,385	$2,201	54%

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from an increase of $611 thousand for the Phase 2 I.V. CR845 uremic pruritus trial, which commenced in the third quarter of 2014. That increase in costs was partially offset by decreases of $86 thousand of CR845 drug manufacturing costs and $92 thousand in connection with the Phase 1 I.V. CR845 renal impairment trial. The increase in stock-based compensation expense reflects grants to additional employees during the three months ended March 31, 2015. The increase in other operating expenses was primarily the result of an increase of $422 thousand of payroll, recruiting and related costs associated with R&D personnel.

The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	Dollar amounts in thousands
External research and development expenses:
I.V. CR845	$1,745	$1,040
Oral CR845	244	485
Internal research and development expenses	1,396	676

Total research and development expenses	$3,385	$2,201

General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	% change
	Dollar amounts in thousands
Professional fees and public/investor relations	$476	$428	11%
Stock-based compensation	247	281	-12%
Depreciation and amortization	89	91	-2%
Other operating expenses	1,010	598	69%

Total G&A expense	$1,822	$1,398	30%

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relation costs of $28 thousand and accounting and auditing fees of $30 thousand. The decrease in stock-based compensation expense primarily reflects a reduction in stock option grants during the three months ended March 31, 2015. The increase in other operating expenses primarily included increases of $343 thousand of payroll and related costs in connection with increased headcount and $63 thousand of increases in directors’ and officers’ insurance costs.

Interest Income

Three Months Ended March 31,
2015	2014	% change
Dollar amounts in thousands
$14	$22	-37%

During the three months ended March 31, 2015 compared to the three months ended March 31, 2014, the decrease in interest income was primarily due to the lower average balance of cash and cash equivalents during the 2015 period.

Benefit from Income Taxes

For the three months ended March 31, 2015 and 2014, pre-tax losses were $4.7 million and $3.4 million, respectively, and we recognized a benefit from income taxes of $15 thousand and $16 thousand, respectively. The benefit from income taxes relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against net deferred tax assets at March 31, 2015 and December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2015, we have raised an aggregate of approximately $160 million to fund our operations, including proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses, from our IPO, which closed in February 2014, $30.1 million received under our license agreements, primarily with Maruishi and CKD, and an earlier product candidate for which development efforts ceased in 2007, $65.9 million of proceeds from the sale of shares of our convertible preferred stock and $7.4 million of net proceeds from debt financings. As of March 31, 2015, we had $47.4 million in cash and cash equivalents, which we believe will be sufficient to fund our operations for the next 15 months without giving effect to any potential milestone payments we may receive under our collaboration agreements.

On March 27, 2015, we filed Form S-3 (File No. 333-203072) with the SEC, using the shelf registration process. When declared effective by the SEC, the shelf registration statement will provide for the offering of up to $150 million of any combination of common stock, preferred stock, debt securities and warrants. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the shelf registration statement will provide us with the flexibility to raise additional capital to finance our operations as needed.

In addition to our existing cash and cash equivalents, under our agreement with Maruishi, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. During the second quarter of 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain for which we received a clinical development milestone payment of $0.5 million during the third quarter of 2014. The next potential milestone that the Company could be entitled to receive under the Maruishi license agreement will be a clinical development milestone for initiation of a Phase 1 clinical trial in Japan for a certain indication. If achieved, this milestone will result in a $2.0 million payment being due to the Company.

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

We will require additional capital beyond our currently anticipated amounts, as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. In particular, because we do not have sufficient financial resources to meet all of our development objectives, including the completion of our planned Phase 3 trials of I.V. CR845, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives, including one or more of our planned Phase 3 trials of I.V. CR845. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 15 months, without giving effect to any potential milestone payments we may receive under our collaboration agreements. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	Dollar amounts in thousands
Net cash used in operating activities	$(5,241)	$(3,091)
Net cash used in investing activities	(6)	—
Net cash provided by financing activities	6	57,772

(Decrease) increase in cash and cash equivalents	$(5,241)	$54,681

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2015 consisted primarily of a net loss of $4.7 million and a $1.1 million outflow from net changes in operating assets and liabilities, partially offset by $0.6 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of cash outflows of $0.7 million from an increase in prepaid expense, primarily related to increases in prepaid clinical costs and prepaid insurance and $0.5 million from a decrease in deferred revenue from the Maruishi license transaction. Those cash outflows were partially offset by a cash inflow of $0.1 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.2 million and stock-based compensation expense of $0.4 million, partially offset by deferred rent costs of $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2014 consisted primarily of a net loss of $3.4 million, and a $0.2 million cash outflow from net changes in operating assets and liabilities, partially offset by $0.5 million of net non-cash charges. The net change in operating assets and liabilities mostly consisted of cash outflows of $0.4 million of prepaid expenses, primarily related to prepaid insurance and prepaid clinical costs, and $0.1 million of deferred revenue from the Maruishi license transaction. Those cash outflows were partially offset by cash inflows of $0.2 million in accounts payable and accrued expenses. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.2 million and stock-based compensation expense of $0.4 million, partially offset by deferred rent costs of $0.1 million.

Net cash used in investing activities

Net cash used in investing activities was $6 thousand and $0 for the three months ended March 31, 2015 and 2014, respectively, related to the purchase of office equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2015 consisted primarily of proceeds of $6 thousand received from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2014 consisted primarily of gross proceeds of $63.2 million from our initial public offering, partially offset by $5.4 million of underwriting discounts and commissions and offering expenses paid in the three months ended March 31, 2014.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2015 consisted of operating lease obligations in connection with our operating facility in Shelton, Connecticut. See Note 10 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented in our condensed financial statements included in this report, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $47.4 million and $52.7 million, respectively. We generally hold our cash equivalents in interest-bearing money market savings accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4.   Controls and Procedures.

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the three months ended March 31, 2015, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December  31, 2014.

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

As a result of the initial public offering, we received net proceeds on February 5, 2014 of approximately $58.8 million, after deducting approximately $4.4 million of underwriting discounts and commissions but before giving effect to any offering expenses borne by us. In addition, we have paid approximately an additional $2.5 million of offering expenses in connection with the IPO. None of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on February 3, 2014. As of March 31, 2015, we have used approximately $13.1 million of the funds received from our IPO for clinical trials and payments to research and development consultants.

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

CARA THERAPEUTICS, INC.

Date: May 12, 2015	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By	/s/ Josef Schoell
Josef Schoell
Chief Financial Officer
(Principal Financial and Accounting Officer)