Form 10-Q
period 2015-06-30
Cara Therapeutics, Inc.
filed 2015-08-10
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2015 was: 27,164,875.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$43,191	$52,663
Income tax receivable	250	200
Prepaid expenses and other current assets	590	287

Total current assets	44,031	53,150
Property and equipment, net	1,710	2,084
Restricted cash	700	700

Total assets	$46,441	$55,934

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,150	$1,946
Deferred revenue	89	1,452

Total current liabilities	3,239	3,398

Deferred lease obligation	732	874

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:

Preferred stock; $0.001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014, zero shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—

Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014, 22,836,919 shares and 22,802,039 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	133,021	131,840
Accumulated deficit	(90,574)	(80,201)

Total stockholders’ equity	42,470	51,662

Total liabilities and stockholders’ equity	$46,441	$55,934

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
License and milestone fees	$—	$302	$—	$302
Collaborative revenue	874	526	1,363	677
Clinical compound revenue	—	132	—	159

Total revenue	874	960	1,363	1,138

Operating expenses:
Research and development	4,684	3,200	8,069	5,401
General and administrative	1,922	1,472	3,744	2,870

Total operating expenses	6,606	4,672	11,813	8,271

Operating loss	(5,732)	(3,712)	(10,450)	(7,133)

Interest income	13	56	27	78

Loss before benefit from income taxes	(5,719)	(3,656)	(10,423)	(7,055)

Benefit from income taxes	35	11	50	27

Net loss	$(5,684)	$(3,645)	$(10,373)	$(7,028)

Net loss per share -Basic and Diluted	$(0.25)	$(0.16)	$(0.45)	$(0.37)

Weighted average shares:
Basic and Diluted	22,828,612	22,608,324	22,818,601	19,150,412

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)	Convertible Preferred Stock
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance at December 31, 2013	4,288,243	$4	$8,377	$(62,456)	$(54,075)	29,186,929	$65,586

Preferred stock converted to common shares	12,554,171	13	65,573	—	65,586	(29,186,929)	(65,586)

Sale of common stock in initial public offering ($11.00 per share), net of underwriting discounts and commissions and offering expenses of $7,003	5,750,000	6	56,241	—	56,247	—	—
Stock-based compensation expense	—	—	809	—	809	—	—
Shares issued upon exercise of stock options	46,000	—	29	—	29	—	—
Net loss	—	—	—	(7,028)	(7,028)	—	—

Balance at June 30, 2014	22,638,414	$23	$131,029	$(69,484)	$61,568	—	$—

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Convertible Preferred Stock
	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance at December 31, 2014	22,802,039	$23	$131,840	$(80,201)	$51,662	—	$—
Stock-based compensation expense	—	—	1,146	—	1,146	—	—
Shares issued upon exercise of stock options	34,880	—	35	—	35	—	—
Net loss	—	—	—	(10,373)	(10,373)	—	—

Balance at June 30, 2015	22,836,919	$23	$133,021	$(90,574)	$42,470	—	$—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating activities
Net loss	$(10,373)	$(7,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,146	809
Depreciation and amortization	386	393
Deferred rent costs	(142)	(130)
Changes in operating assets and liabilities:
Other receivables	—	(480)
Income tax receivable	(50)	4
Prepaid expenses and other current assets	(303)	(561)
Accounts payable and accrued expenses	1,204	69
Deferred revenue	(1,363)	(406)

Net cash used in operating activities	(9,495)	(7,330)

Investing activities
Purchases of property and equipment	(12)	(6)

Net cash used in investing activities	(12)	(6)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	57,762
Proceeds from the exercise of stock options	35	29

Net cash provided by financing activities	35	57,791

Net cash (decrease) increase for the period	(9,472)	50,455
Cash and cash equivalents at beginning of period	52,663	12,357

Cash and cash equivalents at end of period	$43,191	$62,812

Noncash financing activities
Conversion of convertible preferred stock to common stock	$—	$65,586
Reclassification of prepaid IPO costs paid in 2013	—	1,465
Unpaid IPO issuance costs	—	50

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

As of June 30, 2015, the Company has raised aggregate net proceeds of approximately $129,600 from several rounds of equity financing, including its initial public offering, and the issuance of debt. In addition, the Company received $30,100 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd. (“Maruishi”) and Chong Kun Dang Pharmaceutical Corp. (“CKD”), and an earlier product candidate for which development efforts ceased in 2007. Included in those aforementioned payments pursuant to license agreements, in April 2013, the Company received $15,000 as an upfront payment, and in August 2014, the Company received an additional $480 related to achievement of a milestone in connection with the license of rights to CR845 in Japan to Maruishi. In 2012, the Company received aggregate upfront and milestone payments of $1,190 pursuant to a license agreement with CKD, in connection with the license of rights to CR845 in South Korea. The Company has incurred substantial losses and negative cash flows from operating activities in nearly every fiscal period since inception, and expects operating losses and negative cash flows to continue into the foreseeable future.

As of June 30, 2015, the Company had unrestricted cash and cash equivalents of $43,191 and an accumulated deficit of $90,574. The Company had net cash used in operating activities of $9,495 and $7,330 for the six months ended June 30, 2015 and 2014, respectively. The Company expects that cash and cash equivalents at June 30, 2015 will be sufficient to fund its operations beyond one year. The Company recognized net losses of $5,684 and $10,373 for the three and six months ended June 30, 2015, respectively, and $3,645 and $7,028 for the three and six months ended June 30, 2014, respectively, and expects to incur additional losses for the full year ending December 31, 2015.

In order to fund future operations, including clinical trials, the Company filed a shelf registration statement on Form S-3 (File No. 333-203072), which the Securities and Exchange Commission (“SEC”) declared effective on May 13, 2015. The shelf registration statement provides for the offering of up to $150,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The Company may offer the securities under its shelf registration statement from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

On August 4, 2015, the Company closed an underwritten public offering of 4,327,956 shares of its common stock at a public offering price of $18.60 per share pursuant to its shelf registration statement, receiving net proceeds of approximately $75,060, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company (see Note 11, Subsequent Event, of Notes to Condensed Financial Statements).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 for the Company from January 1, 2017 to January 1, 2018. Earlier application by the Company will be permitted only as of January 1, 2017, including interim reporting periods within the year ending December 31, 2017. The Company does not expect to early adopt ASU 2014-09.

During April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) “Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring debt issuance costs (e.g., legal fees, printing costs) to be presented as a deduction from the corresponding debt liability rather than as assets, as under current guidance. ASU 2015-03 is effective for the Company for financial statements issued for periods beginning on January 1, 2016, including interim periods. Early adoption of ASU 2015-03 is permitted for financial statements that have not been previously issued. Upon adoption, the Company must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of ASU 2015-03 to have a material effect on its financial position, results of operations or cash flows.

Reclassifications

Certain revenue amounting to $132 and $159 within the Statements of Operations for the three and six months ended June 30, 2014, respectively, has been reclassified from Collaborative revenue to Clinical compound revenue to conform to the current year presentation.

3.	Fair Value Measurements

As of June 30, 2015 and December 31, 2014, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities. The carrying amount of each of those financial instruments is generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

The valuation techniques included in the guidance are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions and are classified into the following fair value hierarchy:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following table summarizes the financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	Level 1	Level 1
Financial assets
Cash equivalents:
Money market savings account	$42,415	$52,663
Restricted cash:
Bank certificate of deposit	700	700

Total	$43,115	$53,363

4.	Prepaid expenses and other current assets

As of June 30, 2015, prepaid expenses and other current assets were $590, consisting of $423 of prepaid insurance, $51 of prepaid offering costs, $35 of prepaid research and development (“R&D”) clinical costs and $81 of other costs. As of December 31, 2014, prepaid expenses and other current assets were $287, consisting of $92 of prepaid insurance, $177 of prepaid R&D clinical costs and $18 of other costs.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company has identified two deliverables under ASC 605-25, Revenue Recognition — Multiple Element Arrangements: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use. The Company has determined that the license has standalone value because Maruishi has the right to sublicense and manufacture CR845 in Japan. The second deliverable is the R&D services, which also have standalone value as similar services are sold separately by other vendors. Since both the license and the R&D services separability criteria have been met, they are being accounted for as separate units of accounting at the outset of the arrangement.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2015 and December 31, 2014, the Company had $89 and $1,452, respectively, of deferred revenue pursuant to the R&D services deliverable under the license agreement with Maruishi.

During the three months ended June 30, 2015 and 2014, the Company recognized $0 and $302, respectively, of license and milestone fee revenue, representing a portion of the amount earned by the Company upon achievement of a milestone by Maruishi in June 2014, $874 and $526, respectively, of collaborative revenue from the amortization of deferred revenue arising from the portion of the upfront payment received pursuant to the license agreement with Maruishi that was allocated to the R&D services deliverable and $0 and $132, respectively, of clinical compound revenue from the sale of CR845 clinical compound to Maruishi.

During the six months ended June 30, 2015 and 2014, the Company recognized $0 and $302, respectively, of license and milestone fee revenue, $1,363 and $677, respectively, of collaborative revenue and $0 and $159, respectively, of clinical compound revenue.

The Company incurred clinical trial costs related to the R&D services deliverable of $877 and $714 during the three months ended June 30, 2015 and 2014, respectively, and $1,475 and $1,112 during the six months ended June 30, 2015 and 2014, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$711	$515
Accrued research projects	1,552	549
Accrued professional fees	303	266
Accrued compensation and benefits	543	504
Accrued other	41	112

Total	$3,150	$1,946

7.	Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include convertible preferred stock, and outstanding stock options and stock warrants, which are included using the treasury stock method when dilutive. The computation of diluted net loss per share does not include common stock equivalents since such inclusion would be anti-dilutive. For the three and six months ended June 30, 2015 and 2014, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Weighted average common shares outstanding	22,828,612	22,608,324	22,818,601	19,150,412

Diluted:
Weighted average common shares outstanding - Basic	22,828,612	22,608,324	22,818,601	19,150,412
Common stock options*	—	—	—	—
Common stock warrants*	—	—	—	—
Convertible preferred stock*	—	—	—	—

Denominator for diluted net loss per share	22,828,612	22,608,324	22,818,601	19,150,412

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,684)	$(3,645)	$(10,373)	$(7,028)

Weighted-average common shares outstanding:
Basic and Diluted	22,828,612	22,608,324	22,818,601	19,150,412

Net loss per share, Basic and Diluted	$(0.25)	$(0.16)	$(0.45)	$(0.37)

Securities outstanding at the end of the respective periods presented below, that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive are as follows:

	June 30,
	2015	2014
Common stock options	1,583,480	1,058,160
Common stock warrants	—	19,851

Total	1,583,480	1,078,011

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

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2015, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the Company’s 2014 Equity Incentive Plan automatically increased from 1,600,000 to 2,284,061. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Under the 2014 Plan, the Company granted 309,000 and 604,000 stock options during the three and six months ended June 30, 2015, respectively, and 227,000 and 614,000 stock options during the three and six months ended June 30, 2014, respectively. The fair values of stock options granted during the three and six months ended June 30, 2015 and 2014 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.87% - 1.89%	1.80% - 1.99%	1.43% - 1.89%	1.80% - 2.72%
Expected volatility	64%	65%	64% - 67%	65% - 71%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of nonemployee options (in years)	10	10	10	10

The weighted average grant date fair value of options granted to employees and members of the Board of Directors for their service during the three and six months ended June 30, 2015 was $6.41 and $6.32, respectively, and during the three and six months ended June 30, 2014 was $8.53 and $7.55, respectively.

The weighted average fair value of outstanding vested options that had been granted to nonemployee consultants as re-measured in accordance with ASC 505-50 was $8.99 and $8.11 during the three and six months ended June 30, 2015, respectively, and $13.75 and $14.61, during the three and six months ended June 30, 2014, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three and six months ended June 30, 2015 and 2014, the Company recognized compensation expense relating to stock options, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$280	$159	$478	$231
General and administrative	420	297	668	578

Total stock option expense	$700	$456	$1,146	$809

A summary of stock option award activity as of and for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,022,360	$8.16
Granted	604,000	10.45
Exercised	(34,880)	1.02
Expired	(8,000)	0.25

Outstanding, June 30, 2015	1,583,480	9.23

Options exercisable, June 30, 2015	456,453	$6.25

9.	Income Taxes

For the three months ended June 30, 2015 and 2014, pre-tax losses were $5,719 and $3,656, respectively, and for the six months ended June 30, 2015 and 2014, pre-tax losses were $10,423 and $7,055, respectively. The Company recognized a full tax valuation allowance against net deferred tax assets at June 30, 2015 and December 31, 2014.

The benefit from income taxes of $35 and $11 for the three months ended June 30, 2015 and 2014, respectively, and $50 and $27 for the six months ended June 30, 2015 and 2014, respectively relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, which permits qualified small businesses engaged in research and development activities within Connecticut to exchange their unused research and development tax credits for a cash amount equal to 65% of the value of the exchanged credits.

10.	Commitments and Contingencies

Contractual obligations and commitments as of June 30, 2015 were as follows:

	Payment Due for the Year Ending December 31,
	2015	2016	2017	2018	Thereafter	Total
Operating lease (1)	$445	$913	$740	$—	$—	$2,098

(1)	The Company leases its operating facility located in Shelton, Connecticut.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

11.	Subsequent Event

On July 29, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 3,763,440 shares of its common stock (the “Offering”). The Company also granted the underwriters a 30-day option to purchase up to 564,516 additional shares of its common stock. The Offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-203072), filed with the SEC on March 27, 2015 and declared effective on May 13, 2015, and a related prospectus supplement dated July 29, 2015, which was filed with the SEC on July 30, 2015. On August 4, 2015, the Company received net proceeds, from the Offering and the full exercise by the underwriters of their option to purchase additional shares, of approximately $75,060, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the success and timing of our preclinical studies and clinical trials, including our planned Phase 3 clinical trials for I.V. CR845 in acute pain and uremic pruritus, and the reporting of clinical trial results;

•	the potential regulatory development pathway for I.V. CR845 in uremic pruritus, including the potential request for breakthrough therapy and orphan drug status;

•	our plans to develop and commercialize I.V. CR845 and our other product candidates, including Oral CR845;

•	the acceptability to the U.S. Food and Drug Administration (“FDA”) of our proposed Phase 3 program for I.V. CR845 in acute pain;

•	the potential results of ongoing and planned clinical trials and future regulatory and development milestones for our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. CR845 and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the potential of future scheduling of I.V. CR845 by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

•	the performance of our current and future collaborators, including Maruishi and CKD, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	the rate and degree of market acceptance of any approved products;

•	our planned use of our cash and cash equivalents, including the net proceeds from our recently completed follow-on offering, and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to maintain, obtain and protect our intellectual property portfolio; and

•	the performance of third-party manufacturers and clinical research organizations.

You should refer to Part I Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and to Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pain and pruritus by selectively targeting kappa opioid receptors. We are developing a novel and proprietary class of product candidates that target the body’s peripheral nervous system.

Our most advanced product candidate, intravenous, or I.V., CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three Phase 2 clinical trials in patients with acute postoperative pain without inducing many of the undesirable side effects typically associated with currently available pain therapeutics. In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of I.V. CR845 in which I.V. CR845 met the primary endpoint of demonstrating statistically significant lower “drug liking” scores as compared to the approved opoid, pentazocine. We believe that the totality of results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low (schedule V) scheduled peripheral opioid for acute pain.

In April 2015, we completed an End-of-Phase 2 meeting with the FDA, to discuss the design of pivotal trials for our I.V. CR845 product candidate in acute pain. Based upon discussions at that meeting, the first of our trials will be an adaptive design study in patients having abdominal surgery, including hysterectomy, prostatectomy and other procedures associated with moderate-to-severe postoperative visceral pain. This trial will evaluate several different dose levels administered pre- and post-operatively, with an interim analysis to identify optimal doses that will be used to complete the enrollment of this study. Subject to FDA protocol review, we anticipate initiating this trial in the third quarter of 2015, with completion of the study expected in 2016. We plan to initiate two additional Phase 3 trials of I.V. CR845 in the first half of 2016 in laparoscopic hysterectomy and bunionectomy. Based on guidance from the FDA, we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting a new drug application, or NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. In the second quarter of 2014, we initiated a Phase 1 trial of a tablet formulation of Oral CR845, for which we announced positive top-line data in the fourth quarter of 2014. We are preparing to advance this tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with osteoarthritis beginning in the third quarter of 2015, with top-line data expected by the end of 2015. Subject to the successful completion of this trial, we intend to initiate a larger Phase 2b clinical trial of Oral CR845 in a chronic pain indication in the first half of 2016.

We recently completed a proof-of-concept Phase 2 clinical trial of I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients, for which there are no approved therapeutics in the United States. In July 2015, we reported positive top-line efficacy results from this trial, in which we observed that I.V. CR845 achieved statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial. Based on the results of this trial, we intend to engage the FDA in a formal meeting to guide the structure of a potential Phase 3 pivotal trial. In addition, we intend to request breakthrough therapy designation and orphan drug status for I.V. CR845 for the treatment of uremic pruritus. If granted by the FDA, breakthrough designation could provide for expedited regulatory review of I.V. CR845 for the treatment of uremic pruritus, and orphan drug status could confer marketing exclusivity benefits. Subject to the feedback from the FDA, we intend to initiate a Phase 3 pivotal trial in uremic pruritus in the first half of 2016, which we believe would be sufficient, if the results of the trial are positive, to support an NDA.

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

Since our inception and through June 30, 2015, we have received net proceeds of $56.3 million from the sale of 5.75 million shares of our common stock in our initial public offering (“IPO”), after deducting underwriting discounts and commissions and offering expenses, net proceeds of $65.9 million from the sale of various series of convertible preferred stock, $3.6 million from the issuance of convertible promissory notes and $3.8 million from the issuance of long-term debt. On August 4, 2015, we completed a follow-on public offering of 4,327,956 shares of common stock, including 564,516 shares sold pursuant to the full exercise by the underwriters of their option to buy additional shares, receiving net proceeds of approximately $75.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. (see Note 11, Subsequent Event, of Notes to Condensed Financial Statements elsewhere in this Quarterly Report on Form 10-Q).

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

Since inception, we have incurred significant operating and net losses. Our net losses were $10.4 million and $7.0 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $90.6 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other research and development activities.

We anticipate that our expenses will increase substantially as we:

•	initiate our planned Phase 3 clinical trials of I.V. CR845;

•	continue the development of our I.V. CR845 uremic pruritus product candidate;

•	continue the research and development of our Oral CR845 and other product candidates;

•	seek regulatory approvals for I.V. CR845 and any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we seek to progress I.V. CR845 through Phase 3 trials in acute pain and uremic pruritus and the FDA approval process, and as we increase our development efforts for Oral CR845. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	Amounts in thousands			Amounts in thousands
License and milestone fees revenue	$—	$302	-100%	$—	$302	-100%
Collaborative revenue	874	526	66%	1,363	677	101%
Clinical compound revenue	—	132	-100%	—	159	-100%

Total revenue	$874	$960	-9%	$1,363	$1,138	20%

License and milestone fee revenue

License and milestone fees revenue for the three and six months ended June 30, 2014 of $302 thousand represents the portion of the $480 thousand milestone achieved under the license agreement with Maruishi, which was attributable to a previously delivered license.

Collaborative revenue

Collaborative revenue for the three months ended June 30, 2015 and 2014 of $874 thousand and $526 thousand, respectively, and for the six months ended June 30, 2015 and 2014 of $1.4 million and $677 thousand, respectively, consists of revenue that had been deferred upon entry into the license agreement with Maruishi.

Clinical compound revenue

Clinical compound revenue for the three and six months ended June 30, 2014 consists of $132 thousand and $159 thousand, respectively, from the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	Amounts in thousands			Amounts in thousands
Direct preclinical studies and clinical trial costs	$2,981	$1,939	54%	$4,808	$3,336	44%
Consultant services in support of preclinical studies and clinical trials	193	320	-40%	355	436	-19%
Stock-based compensation	280	159	77%	478	231	107%
Depreciation and amortization	104	106	-2%	208	212	-2%
Other R&D operating expenses	1,126	676	67%	2,220	1,186	87%

Total R&D expense	$4,684	$3,200	46%	$8,069	$5,401	49%

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from increases totaling $1.8 million for the Phase 2 I.V. CR845 uremic pruritus trial, the HAL study, preparation for the I.V. CR845 adaptive design trial and preparation for the Phase 2 Oral CR845 trial in patients with osteoarthritis. Those increases in costs were partially offset by a decrease of $650 thousand in connection with the Phase 1 Oral CR845 trial. The increase in stock-based compensation expense during the three months ended June 30, 2015 reflects higher expense related to additional grants to more employees than in the same period in 2014. The increase in other R&D operating expenses was primarily the result of a net increase of payroll and related costs associated with R&D personnel and recruiting costs.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from increases totaling $2.4 million for the Phase 2 I.V. CR845 uremic pruritus trial, the HAL trial, preparation for the I.V. CR845 adaptive design trial and preparation for the Phase 2 Oral CR845 trial in patients with osteoarthritis. Those increases in costs were partially offset by a decrease of $650 thousand in connection with the Phase 1 Oral CR845 trial. The increase in stock-based compensation expense during the six months ended June 30, 2015 reflects higher expense related to additional grants to more employees than in the same period in 2014. The increase in other R&D operating expenses was primarily the result of an increase of payroll and related costs associated with R&D personnel.

The following table summarizes our research and development expenses by product candidate for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Amounts in thousands		Amounts in thousands
External research and development expenses:
I.V. CR845	$2,577	$1,053	$4,322	$2,093
Oral CR845	597	1,193	841	1,678

Internal research and development expenses	1,510	954	2,906	1,630

Total research and development expenses	$4,684	$3,200	$8,069	$5,401

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	Amounts in thousands			Amounts in thousands
Professional fees and public/investor relations	$493	$373	32%	$969	$801	21%
Stock-based compensation	420	297	42%	668	578	15%
Depreciation and amortization	89	90	-1%	179	181	-1%
Other G&A operating expenses	920	712	29%	1,928	1,310	47%

Total G&A expense	$1,922	$1,472	31%	$3,744	$2,870	30%

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs and in legal fees. The increase in stock-based compensation expense primarily reflects higher expense related to additional grants to more employees than in the same period in 2014. The increase in other G&A operating expenses primarily includes an increase in payroll and related costs in connection with increased headcount.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs, in legal fees and in accounting and auditing fees. Those increases were partially offset by a decrease in consultant fees. The increase in stock-based compensation expense primarily reflects higher expense related to additional grants to more employees than in the same period in 2014. The increase in other G&A operating expenses primarily included increases in payroll and related costs, in connection with increased headcount, and in insurance costs.

Interest Income

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% change	2015	2014	% change
Amounts in thousands			Amounts in thousands
$13	$56	-77%	$27	$78	-65%

During the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, the respective decreases in interest income were primarily due to lower average balances of cash and cash equivalents during the 2015 periods.

Benefit from Income Taxes

For the three months ended June 30, 2015 and 2014, pre-tax losses were $5.7 million and $3.7 million, respectively, and we recognized a benefit from income taxes of $35 thousand and $11 thousand, respectively.

For the six months ended June 30, 2015 and 2014, pre-tax losses were $10.4 million and $7.1 million, respectively, and we recognized a benefit from income taxes of $50 thousand and $27 thousand, respectively.

The benefit from income taxes relates to state research and development tax credits exchanged for cash pursuant to the Connecticut Research and Development Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against net deferred tax assets at June 30, 2015 and December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2015, we have raised an aggregate of approximately $160 million to fund our operations, including proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses, from our IPO, which closed in February 2014, $30.1 million received under our license agreements, primarily with Maruishi and CKD, and an earlier product candidate for which development efforts ceased in 2007, $65.9 million of proceeds from the sale of shares of our convertible preferred stock and $7.4 million of net proceeds from debt financings. As of June 30, 2015, we had unrestricted cash and cash equivalents of $43.2 million, which we expect will be sufficient to fund our planned operating expenses and capital expenditure requirements for the next 12 months, without giving effect to any potential milestone payments we may receive under our collaboration agreements.

In order to fund future operations, including clinical trials, we filed a shelf registration statement on Form S-3 (File No. 333-203072), which the SEC declared effective on May 13, 2015. The shelf registration statement provides for the offering of up to $150 million of common stock, preferred stock, debt securities, warrants or any combination thereof. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

On August 4, 2015, we completed a follow-on public offering of 4,327,956 shares of our common stock including 564,516 shares sold pursuant to the full exercise by the underwriters of their option to buy additional shares, pursuant to the shelf registration statement and a related prospectus supplement dated July 29, 2015, filed with the SEC on July 30, 2015. We received net proceeds from the offering of approximately $75.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.

In addition to our existing cash and cash equivalents, under our agreement with Maruishi, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. During the second quarter of 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain for which we received a clinical development milestone payment of $0.5 million during the third quarter of 2014. The next potential milestone that we could be entitled to receive under the Maruishi license agreement will be a clinical development milestone for initiation of a Phase 1 clinical trial in Japan for a certain indication. If achieved, this milestone will result in a $2.0 million payment being due to us.

Under our agreement with CKD, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees. The next two potential milestones that we could be entitled to receive under the CKD license agreement will be clinical development milestones for completion of a Phase 1b Oral CR845 trial and a Phase 2 CR845 trial both in the U.S. for a certain indication. If achieved, these milestones will result in payments totaling $750 thousand being due to us.

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

We will require additional capital beyond our currently anticipated amounts, including the proceeds from our secondary financing, as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. In particular, because we do not have sufficient financial resources to meet all of our development objectives, especially the completion of our planned development of Oral CR845, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our current research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2015, together with the net proceeds from our follow-on offering completed on August 4, 2015, will be sufficient for us to fund our operating expenses and capital expenditure requirements through the end of 2017, without giving effect to any potential milestone payments we may receive under our collaboration agreements. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(9,495)	$(7,330)
Net cash used in investing activities	(12)	(6)
Net cash provided by financing activities	35	57,791

Net (decrease) increase in cash and cash equivalents	$(9,472)	$50,455

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2015 consisted primarily of a net loss of $10.4 million and a $0.5 million outflow from net changes in operating assets and liabilities, partially offset by $1.4 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of cash outflows of $0.3 million from an increase in prepaid expenses and other current assets, primarily related to an increase in prepaid insurance, and $1.4 million from a decrease in deferred revenue from the Maruishi license transaction. Those cash outflows were partially offset by a cash inflow of $1.2 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.4 million and stock-based compensation expense of $1.1 million, partially offset by deferred rent costs of $0.1 million.

Net cash used in operating activities for the six months ended June 30, 2014 consisted primarily of a net loss of $7.0 million, and a $1.4 million cash outflow from net changes in operating assets and liabilities, partially offset by $1.1 million of net non-cash charges. The net change in operating assets and liabilities mostly consisted of cash outflows of $0.6 million of prepaid expenses and other current assets, primarily related to prepaid insurance and prepaid clinical costs, $0.4 million of deferred revenue from the Maruishi license transaction and $0.5 million of other receivables, comprising the milestone earned in June 2014 under the license agreement with Maruishi. Those cash outflows were partially offset by a cash inflow of $0.1 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.4 million and stock-based compensation expense of $0.8 million, partially offset by deferred rent costs of $0.1 million.

Net cash used in investing activities

Net cash used in investing activities was $12 thousand and $6 thousand for the six months ended June 30, 2015 and 2014, respectively, related to the purchase of office and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2015 consisted primarily of proceeds of $35 thousand received from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2014 consisted primarily of gross proceeds of $63.2 million from our initial public offering, partially offset by $5.4 million of underwriting discounts and commissions and offering expenses paid during the six months ended June 30, 2014.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2015 consisted of operating lease obligations in connection with our operating facility in Shelton, Connecticut. See Note 10 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $43.2 million and $52.7 million, respectively. We generally hold our cash equivalents in interest-bearing money market savings accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the six months ended June 30, 2015, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

We may seek breakthrough therapy designation for I.V. CR845 for uremic pruritus, but even if it is granted, it may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that I.V. CR845 will receive marketing approval.

We may seek a breakthrough therapy designation for I.V. CR845 for uremic pruritus. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval if the relevant criteria are met.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe I.V. CR845 meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if I.V. CR845 qualifies as a breakthrough therapy, the FDA may later decide that it no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek orphan drug status for I.V. CR845 for uremic pruritus, but even if it is granted, we may be unable to maintain any benefits associated with orphan drug status, including market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

We may seek orphan drug status for I.V. CR845 for the treatment of uremic pruritus, although the FDA could decide not to grant orphan drug status, including if it were to determine that the uremic pruritus patient population in the United States exceeds 200,000. Moreover, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on February 3, 2014. As of June 30, 2015, we have used approximately $15.3 million of the funds received from our IPO for clinical trials and payments to research and development consultants.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1 +	Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc., as amended to date

31.1	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

101.DEF	XBRL Definition Linkbase Document.

+	Indicates management contract or compensatory plan.
(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: August 10, 2015	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By	/s/ Josef Schoell
Josef Schoell
Chief Financial Officer (Principal Financial and Accounting Officer)