Form 10-K
period 2015-12-31
Cara Therapeutics, Inc.
filed 2016-03-11
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36279

CARA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3175693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Parrott Drive

Shelton, Connecticut 06484

(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 567-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the NASDAQ Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $208,552,053. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2015 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 3, 2016 was 27,254,863.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CARA THERAPEUTICS, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the success and timing of our clinical trials, including our clinical trial programs for I.V. CR845 in acute pain and uremic pruritus and Oral CR845 in acute and chronic pain, and the reporting of clinical trial results;

•	the potential removal of the investigational new drug application, or IND, clinical hold relating to our pending adaptive pivotal trial for I.V. CR845 in postoperative pain, and the resumption of the trial;

•	the potential regulatory development pathway for I.V. CR845 in uremic pruritus, including the potential request for breakthrough therapy and orphan drug status;

•	our plans to develop and commercialize I.V. CR845 and our other product candidates, including Oral CR845;

•	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;

•	the size and growth of the potential markets for pain management, including the postoperative and chronic pain markets, and for our other product candidates and our ability to serve those markets;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the potential of future scheduling of I.V. CR845 by the United States Drug Enforcement Administration (“DEA”), if regulatory approval is received;

•	the performance of our current and future collaborators, including Maruishi Pharmaceuticals Co. Ltd, or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKD, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any approved products;

•	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;

•	our planned use of our cash and cash equivalents and marketable securities, including the net proceeds from our recently completed follow-on offering, and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	the success of competing drugs that are or become available; and

•	the performance of third-party manufacturers and clinical research organizations.

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

We commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from license agreements, although we have received nominal amounts of revenue under research grants.

According to IMS Health, an independent market research firm, the total U.S. market for pain management pharmaceuticals was $37.2 billion in 2015. The prescription pain management market in the United States is dominated by opioid analgesics, which, according to IMS Health data, represented 57% of the 433 million analgesic prescriptions written in 2015 and accounted for sales of $9.1 billion in that year. Opioid analgesics decrease the perception of pain by stimulating mu, delta and/or kappa opioid receptors. All of these receptors are involved in modulating pain signals. The most widely used opioid analgesics, including hydrocodone, oxycodone, morphine, and fentanyl, act primarily through the activation of mu opioid receptors in the central nervous system, or CNS. However, because of the wide distribution of mu opioid receptors throughout the brain, morphine and other mu opioid analgesics also trigger a characteristic pattern of adverse “central” side effects, including nausea and vomiting, itching and respiratory depression. Mu opioids are also known to cause euphoria, which can lead to misuse, abuse and addiction issues.

Our most advanced product candidate is based on our new chemical entity, CR845, which is designed to produce pain relief by specifically stimulating kappa, rather than mu, opioid receptors. We have designed CR845 with specific chemical characteristics to restrict its entry into the CNS and further limit CR845’s mechanism of action to kappa opioid receptors in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. In addition to the side effects associated with activation of mu opioid receptors in the CNS, activation of kappa receptors in the CNS is also known to result in side effects, including acute psychiatric disorders. Since CR845 is designed to modulate pain signals without activation of mu or kappa opioid receptors in the CNS, it is not expected to produce the psychiatric side effects of centrally-active prior kappa opioids or the CNS related side effects of mu opioids. CR845 has been administered to over 700 human subjects in Phase 1 and Phase 2/3 clinical trials as an intravenous infusion, rapid intravenous injection or oral capsule or tablet and was considered to be safe and well tolerated in these clinical trials.

Based on the clinical trials and preclinical studies we have completed to date, we believe that product candidates based on CR845, if approved, will be attractive to both patients and physicians as a treatment for moderate-to-severe pain due to the following attributes:

•	novel, peripherally-acting, kappa opioid receptor mechanism of action;

•	strong evidence of efficacy and anti-inflammatory activity;

•	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;

•	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;

•	absence of euphoria which lowers addiction or abuse potential;

•	avoidance of interactions with other drugs because, as a peptide composed of four non-natural D-amino acids that is not metabolized in the liver, CR845 does not interact with the liver enzymes responsible for the metabolism of most commonly used classes of drugs; and

•	availability in intravenous, or I.V., form for acute pain treatment in the hospital setting and oral form for treatment of acute and chronic pain in either a hospital or outpatient setting.

Our most advanced product candidate I.V. CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three randomized, double-blind, placebo-controlled Phase 2 clinical trials, in patients with acute postoperative pain who were undergoing soft tissue (laparoscopic hysterectomy) and hard tissue (bunionectomy) surgery, without inducing many of the undesirable side effects typically associated with currently available pain therapeutics.

In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of I.V. CR845. The top-line results from this HAL trial indicate that I.V. CR845 met the trial’s primary endpoint by demonstrating highly statistically significant lower “drug liking” scores as measured by visual analog scale (VAS) Emax (p <0.0001) when compared to pentazocine, an approved Schedule IV opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine. Additionally, I.V. CR845 showed no “drug liking” dose response as both doses of I.V. CR845 were the same. Those scores represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low (Schedule V) scheduled peripheral opioid for acute pain.

In April 2015, we completed an End-of-Phase 2 meeting with the FDA, to discuss the design of pivotal trials for our I.V. CR845 product candidate in acute pain. In September 2015, we initiated the Phase 3 program for our I.V. formulation of CR845 in postoperative pain with the dosing of the first subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries (see Our Product Candidates – I.V. CR845, below, for details of the Phase 3 trial).

In February 2016, the FDA advised us that our adaptive pivotal trial of I.V. CR845 for postoperative pain had been placed on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol. Four patients out of 90 total patients dosed to date, all of whom were in the highest I.V. CR845 dose group (5 ug/kg), exhibited transient serum sodium levels equal to or greater than 150 mmol/L (mild-to-moderate hypernatremia). All four patients were asymptomatic and sodium levels resolved to normal levels (less than 146 mmol/L) within 24 hours post-dosing with standard fluid management. No patients in the other two dose groups (2 ug/kg and 1 ug/kg) exhibited serum sodium levels greater than 150 mmol/L. A review of unblinded safety data has been undertaken by both us and the Independent Data Monitoring Committee in accordance with the clinical trial protocol.

The most common adverse events (> 5%) reported across treatment groups and placebo so far were nausea, hypernatremia, abdominal distension and procedural hypotension. All cases of abdominal distension and procedural hypotension were attributed to the surgical procedure and not to the dosing of I.V. CR845. There were no cases of respiratory depression, no adverse events greater than Grade 1, and no CR845-associated serious adverse events have been reported. We anticipate continuing the trial following FDA review of the patient safety data and removal of the clinical hold.

Based on previous guidance from the FDA, we believe we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting a new drug application, or NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

We are also developing an oral version of CR845, or Oral CR845, which we believe could be used to provide pain relief to patients with acute or chronic pain in an outpatient setting and also as an I.V.-to-oral transition, or step-down, therapy for hospital patients being prepared for discharge.

In August 2015, we advanced our tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with osteoarthritis, or OA, of the knee or hip. In December 2015, we announced positive top-line results from this Phase 2a trial. The results showed a dose-related reduction in mean baseline pain score up to 34% after two weeks, with a statistically significant reduction in mean rescue medication for the top 5.0 mg dose group of approximately 80%. See the section titled “Our Product Candidates – Oral CR845”, below, for details of this Phase 2a OA trial. We plan to initiate a double-blind, multiple dose Phase 2b clinical trial of Oral CR845 in the second half of 2016. The Phase 2b trial will include twice-daily doses of three tablet strengths of Oral CR845 or placebo over an eight-week treatment period in patients with moderate-to-severe pain associated with OA.

CR845 has exhibited anti-pruritic, or anti-itch, potency in standard preclinical models. In the fourth quarter of 2014, we reported positive top-line dose-ranging pharmacokinetic, or PK, and safety data from a Phase 1b clinical trial, which was part A of a Phase 2 proof-of-concept trial of I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients, for which there are no approved therapeutics in the United States. In July 2015, we reported positive top-line efficacy results from Part B of this Phase 2 proof-of-concept trial, in which we observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial.

Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA, the outcome of which will guide the overall design of our Phase 3 clinical trial program for I.V. CR845 for the treatment of uremic pruritus. Subject to the feedback from the FDA, we intend to initiate a first Phase 2/3 adaptive pivotal trial in uremic pruritus in the first half of 2016.

In the future, we intend to request breakthrough therapy designation and orphan drug status for I.V. CR845 for the treatment of uremic pruritus. If granted by the FDA, breakthrough designation could provide for expedited regulatory review of I.V. CR845 for the treatment of uremic pruritus, and orphan drug status could confer marketing exclusivity benefits.

We are also developing a peripherally-acting cannabinioid receptor agonist, CR701, which has demonstrated potent activity in preclinical models of inflammatory and neuropathic pain without producing CNS-related side effects. In addition, CR701 exhibits substantial oral bioavailability in preclinical studies. We have successfully conducted pre-GLP safety studies with CR701 and are exploring the option of conducting the necessary GLP studies (safety studies conducted under the regulatory standard of Good Laboratory Practices) necessary to file an IND to initiate a Phase 1 ascending single-dose tolerance and PK study in healthy human subjects.

CR845 and CR701 were discovered by our scientists. We own eight U.S. patents and two allowed applications with claims covering compositions of matter and methods of use for CR845. The earliest U.S. patent claiming CR845 compositions will expire no earlier than November 12, 2027. We also own four issued U.S. patents that cover the compound CR701, CR701 as a member of a class of related compounds and methods of using these compounds. These U.S. patents are due to expire no earlier than June 20, 2028.

We anticipate developing a distribution capability and commercial organization in the United States to market and sell our I.V. product candidates in the acute care setting, while out-licensing commercialization rights in certain geographical territories outside of the United States. For Oral CR845, we plan to explore late-stage development and commercialization partnerships both in the United States and worldwide. We have entered into collaboration agreements for both I.V. and Oral CR845 with Maruishi Pharmaceuticals, or Maruishi, in Japan and Chong Kun Dang Pharmaceutical Corp., or CKD, in South Korea, which provide them the exclusive right to develop and market CR845 for certain indications within those territories. As of December 31, 2015, we had received approximately $28 million in payments in connection with these collaborations and were eligible to receive further payments and royalties upon the achievement of future development and commercialization milestones.

Our current product candidate pipeline is summarized in the table below:

Product Candidate	Primary Indication(s)	Status	Commercialization Rights
I.V. CR845	Acute Pain	Phase 3 Clinical Trial Program Initiated (currently on IND clinical hold)	Cara (worldwide, other than Japan and South Korea) Maruishi (Japan) CKD (South Korea)

I.V. CR845	Uremic Pruritus	FDA Guidance Meeting Complete	Cara (worldwide, other than Japan and South Korea) Maruishi (Japan) CKD (South Korea)

Oral CR845	Acute & Chronic Pain	Phase 2a OA Clinical Trial Top-Line Data Reported	Cara (worldwide, other than Japan and South Korea) Maruishi (Japan–for acute pain indication only) CKD (South Korea)

CR701	Neuropathic & Inflammatory Pain	Preclinical	Cara (worldwide)

The Market Opportunity – Pain Management

Pain is generally categorized by its duration as either acute or chronic, by its severity, as mild, moderate or severe, and its type and/or causality, such as postoperative or neuropathic. Acute pain is typically caused by an injury resulting in nerve, tissue or bone damage and is expected to subside in severity when the injury heals. Postoperative pain is a subset of the acute pain market. Chronic pain, on the other hand, is prolonged, and can be the long-term result of an acute injury or an ongoing disease condition, such as neuropathic pain associated with diabetes. According to a recent Institute of Medicine report, chronic pain affects approximately 100 million U.S. adults, while millions of others experience acute pain caused by events such as surgery, injury, childbirth and illness. According to IMS Health, the total U.S. market for pain management pharmaceuticals was $37.2 billion in 2015. In 2012, according to Visiongain, an independent industry research company, total sales for pain therapies worldwide, exceeded $63 billion.

The severity of pain is the key factor in determining the appropriate therapy. Mild or mild-to-moderate pain is generally treated with non-opioid products, such as oral formulations of NSAIDs (e.g., ibuprofen, naproxen), aspirin, and acetaminophen. Moderate-to-severe pain, on the other hand, is typically treated with products containing traditional mu opioids. Mu opioid analgesics are effective to some degree for many patients, but have a poor side effect and abuse liability profile, which limits or precludes their use in treating less severe pain. For many people with moderate-to-severe pain, opioid analgesics are the only effective method of treating pain. As a result, these opioid analgesics are among the largest prescription drug classes in the United States. According to IMS Health, opioid analgesics represented approximately 57% of the nearly 433 million analgesic prescriptions written in 2015, accounting for $9.1 billion in sales.

Postoperative Pain Market

Postoperative pain represents a substantial part of the overall acute pain market. According to the International Association for the Study of Pain, more than 46 million inpatient and 53 million outpatient surgeries are performed annually in the United States. Moderate-to-severe pain in a hospital or other medical setting is most often treated with injectable analgesics. The U.S. I.V./injectable analgesic therapy market primarily consists of mu opioid agonists, such as morphine, hydromorphone and fentanyl, and certain non-opioid analgesics, such as Toradol (and related generic I.V. ketorolac products), Caldolor (I.V. ibuprofen), and Ofirmev (I.V. acetaminophen). In 2014, there were 234.3 million doses of injectable opioid analgesics used in United States according to the IMS Health NSP Audit.

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

Chronic Pain Market

The most common causes of moderate-to-severe chronic pain are musculoskeletal problems and inflammatory conditions. Injuries from accidents resulting in fractures, dislocations or soft tissue injury, as well as lower back pain, are the most frequent causes of musculoskeletal pain. Although these injuries are mostly non-fatal, the cost in terms of long-term disability, medical expense and lost productivity is large. Moderate-to-severe chronic pain is typically treated with prescription products including immediate release and long-acting opioids, such as the branded products OxyContin (oxycodone), Nucynta ER (tapentadol) and Opana ER (oxymorphone), and combination products that include an opioid combined with an NSAID or acetaminophen, such as the branded products Vicodin (hydrocodone and acetaminophen) and Percocet (oxycodone and acetaminophen). Prescription products for chronic pain are usually in oral tablet or capsule form because the vast majority of these patients are taking these medications outside of the hospital setting.

On April 7, 2005, the FDA announced a decision to require boxed warnings of potential cardiovascular risk for all NSAIDs. The 2005 FDA warning related to cardiovascular adverse events associated with NSAIDs and the increased awareness of the risk of liver toxicity associated with high doses of acetaminophen have led to increased use of mu opioid analgesics for the treatment of chronic pain. However, the use of mu opioid analgesics carries significant additional risks. Chronic opioid use causes patients to develop tolerance for the opioid, which results in the patient needing increasing opioid doses to achieve the same level of pain relief. For the most commonly prescribed analgesic combination products, the need for increasing doses to achieve the same level of pain relief means exposure to increasing amounts of NSAIDs or acetaminophen, which carry the risks attendant to these therapeutics. Moreover, due to their CNS activity, mu opioids produce feelings of euphoria, which can give rise to abuse and addiction. Underlining the severity of this issue, in September 2013, the FDA announced class-wide safety labeling changes and new post-market study requirements for all extended-release and long-acting mu opioid analgesics intended to treat pain. In support of this action, the FDA Commissioner stated that “[t]he FDA is invoking its authority to require safety labeling changes and post-market studies to combat the crisis of misuse, abuse, addiction, overdose, and death from these potent drugs that have harmed too many patients and devastated too many families and communities.” In addition, as a result of their potential for misuse, abuse and addiction, currently approved mu opioids are strictly regulated by the United States Drug Enforcement Agency, or DEA, under the Controlled Substances Act, which imposes strict registration, record keeping and reporting requirements, security control and restrictions on prescriptions, all of which significantly increase the costs and the liability attendant to prescription opioid analgesics.

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

Pruritus may be classified into the following categories on the basis of the underlying causative disease: renal or uremic pruritus, cholestatic pruritus, hematologic pruritus, endocrine pruritus, pruritus related to malignancy, dermatological pruritus and idiopathic generalized pruritus. According to a study Cara conducted with IMS Health utilizing medical claims data from 2013, nearly 45 million patients have been diagnosed with diseases known to trigger pruritus in the United States alone. Of those patients, nearly half (47%) or 21 million received a prescription for an anti-pruritic agent such as corticosteroids, antihistamines, select antidepressants, counterirritants, bile acid sequestrants, rifampin, narcotic antagonists and partial agonists, topical immunomodulators (Elidel, Protopic) or gabapentin.

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

Other Causes of Pruritus

There are many other systemic diseases that can trigger pruritus in patients. They include cholestatic liver disease endocrinologic disease (e.g. hyperthyroidism), malignancy (e.g. Hodgkin lymphoma), hematologic disease (e.g. polycythemia vera), atopic dermatitis, eczema, psoriasis, hives/urticarial, and lice/scabies. Data from a Cara-sponsored IMS Health study, utilizing medical claims data from 2013, indicate that over 20 million patients suffer from some level of pruritus in the United States. Many of these patients are sub-optimally treated for their pruritus with products not approved to treat their condition.

Our Product Candidates

I.V. CR845 – Acute Pain

Our most advanced product candidate, I.V. CR845, is an injectable version of our first-in-class, peripheral kappa opioid receptor agonist, which is intended for the treatment of acute pain in an acute care setting. I.V. CR845 is designed to provide pain relief without stimulating mu opioid receptors and therefore without mu opioid-related side effects, such as nausea, vomiting, respiratory depression and euphoria.

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

The safety profile of I.V. CR845 has been documented in nine clinical trials, including six Phase 1 and three Phase 2 studies. In these trials, CR845 was administered to approximately 500 human subjects at single or repeat doses ranging from 1mcg/kg to 40 mcg/kg up to a 1 week period, in the form of I.V. infusion or I.V. bolus injection. I.V. CR845 was considered to be generally safe and well tolerated in all of these clinical trials. The most common treatment-emergent adverse events, or TEAEs, across evaluated populations were transient facial tingling or numbness, dizziness and fatigue. In addition, a transient increase in urine output in the absence of electrolyte loss, otherwise known as aquaresis, was also observed, which in some subjects was accompanied by asymptomatic elevations in plasma sodium that were generally considered to be clinically unimportant. No clinically significant changes in electrocardiogram characteristics have been observed in any of these studies. Importantly, there appeared to be no cases of the characteristic CNS-related adverse events, such as acute psychiatric side effects, typically observed with prior-generation CNS-active kappa agonists.

In September 2015, we initiated our Phase 3 clinical trial program for I.V. CR845 in postoperative pain with the dosing of the first subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries. This trial is a multi-center, randomized, double-blind, placebo-controlled, parallel-group adaptive design trial with repeated doses of I.V. CR845 or placebo administered both prior to and following abdominal surgery in male and female patients. The trial will enroll up to 600 patients undergoing either hysterectomy, prostatectomy, hemi-colectomy or ventral hernia, all of which are associated with moderate-to-severe postoperative pain, at approximately 30 clinical sites within the United States. Three dose levels of I.V. CR845 (1.0, 2.0 and 5.0 ug/kg

I.V.) will be compared to placebo, with an interim conditional power assessment to identify optimal doses that will be used to complete the enrollment of this study. The primary efficacy measure is the Change in Pain Intensity over the 24-hour postoperative period (AUC-24) using the patient-reported Numeric Rating Scale (NRS) score collected at pre-specified time points through 24 hours. Postoperative nausea and vomiting (PONV) will be evaluated as a secondary efficacy measure. The impact of I.V. CR845 treatment on inflammatory biomarkers will also be explored.

In February 2016, the FDA advised us that our adaptive pivotal trial of I.V. CR845 for postoperative pain had been placed on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol. Four patients out of 90 total patients dosed to date, all of whom were in the highest I.V. CR845 dose group (5 ug/kg), exhibited transient serum sodium levels equal to or greater than 150 mmol/L (mild-to-moderate hypernatremia). All four patients were asymptomatic and sodium levels resolved to normal levels (less than 146 mmol/L) within 24 hours post-dosing with standard fluid management. No patients in the other two dose groups (2 ug/kg and 1 ug/kg) exhibited serum sodium levels greater than 150 mmol/L. A review of unblinded safety data has been undertaken by both us and the Independent Data Monitoring Committee in accordance with the clinical trial protocol.

The most common adverse events (> 5%) reported across treatment groups and placebo so far were nausea, hypernatremia, abdominal distension and procedural hypotension. All cases of abdominal distension and procedural hypotension were attributed to the surgical procedure and not to the dosing of I.V. CR845. There were no cases of respiratory depression, no adverse events greater than Grade 1, and no CR845-associated serious adverse events have been reported. We anticipate continuing the trial following FDA review of the patient safety data and removal of the clinical hold.

I.V. CR845 – Uremic Pruritus

Phase 1b Safety and PK in Dialysis Patients (CLIN2005) –Part A

In 2014, we conducted a Phase 1b clinical trial, which was part A of a Phase 2 proof-of-concept trial, as a double-blind, randomized, placebo-controlled trial designed to evaluate the safety and PK of I.V. CR845 in 24 hemodialysis patients. I.V. CR845 was administered in the form of I.V. bolus injection at doses ranging from 0.5 mcg/kg to 2.5mcg/kg after each dialysis session up to three times per week. Pharmacokinetic analysis indicated that I.V. CR845 exhibited dose linear increases in maximum serum concentration (“Cmax”) and total CR845 exposure, using a common measurement method known as area under the curve, or AUC, with an approximate 10-fold increase in AUC across doses in these dialysis patients compared to normal subjects.

I.V. CR845 was observed to be safe and well tolerated over the one-week dosing period. The most common AEs were transient facial tingling and headache. No serious AEs were reported. Although uremic pruritus was not an inclusion criterion for randomization, three subjects entered the trial with “worst itching” baseline scores in the moderate-to-severe range, > 4.0 on a 10.0 point visual analog scale, or VAS. All three of these subjects received dosing of I.V. CR845 up to three times per week (with two subjects receiving 1 mcg/kg and one receiving 2.5mcg/kg) and ended the one-week dosing period with reported “worst itching” scores of 1.0 or less on a VAS.

Phase 2 Efficacy in Dialysis Patients (CLIN2005) – Part B

Part B was a randomized, double-blind, placebo-controlled Phase 2 proof-of-concept trial, which measured the efficacy of I.V. CR845 compared to placebo in reducing the intensity of itch in dialysis patients with uremic pruritus who had baseline “worst itching” scores of 4.0 or greater on a VAS over a two-week dosing period. The primary endpoint of the study was the change from baseline in the average “worst itching” scores during the second week of treatment, as recorded on a VAS. Secondary endpoints focused on quality of life measures associated with pruritus burden using a series of previously validated self-assessment scales. The study enrolled a total of 65 dialysis patients at 21 sites in the United States. During the third quarter of 2015, we reported top-line efficacy results from Part B of the Phase 2 proof-of-concept trial.in which we observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements (Figure 1). We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial.

Figure 1: CR845 Significantly Reduces Itch Severity and Improves Quality of Life in Hemodialysis Patients with Uremic Pruritus

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

Phase 2a Trial of Oral CR845 (CLIN 2001-PO)

In August 2015, we advanced a tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with OA of the knee or hip. The Phase 2a trial was a single-blind, randomized, multiple ascending dose trial designed to evaluate the safety, PK and effectiveness of oral CR845 tablets dosed over a two-week treatment period in OA patients experiencing moderate-to-severe pain, defined as >4 on an 11-point Numerical Rating Scale, or NRS, at baseline. Patients discontinued current pain medications five days prior to baseline measurements. Four tablet strengths (0.25 mg, 0.5 mg, 1.0 mg and 5.0 mg) were administered twice a day over a two-week treatment period in a total of 80 OA patients enrolled at five sites in the U.S. (Figure 1). In addition to safety and PK observations, CR845’s effectiveness was assessed by: change from baseline in joint pain using the NRS, which was measured daily, change from baseline in the Western Ontario and McMaster Osteoarthritis Index, or WOMAC, which was measured at the end of Weeks 1 and 2 of treatment, change from baseline in rescue medication use, measured daily, and Patient Global Assessment, or PGA, which was measured on the last day of the study. Acetaminophen was the only allowable rescue medication. PK analyses indicated dose-proportional exposure of CR845 after oral administration, with the 5.0 mg dose group exhibiting an approximately five-fold increased mean AUC value compared to the 1.0 mg dose group.

In December 2015, we announced positive top-line results from this Phase 2a trial. The results show a dose-related reduction in mean baseline pain score up to 34% after two weeks, with a statistically significant reduction in mean rescue medication for top 5.0 mg dose of approximately 80% (ANOVA: p= 0.02, for 5.0 mg vs lower dose groups) (Figure 2). The effectiveness of the 5.0 mg dose was further supported by statistically significant, dose-related increases in the proportion of patients whose OA was “very much improved” or “much improved” as indicated by patient global assessment (Cochran-Mantel-Haenszel test, p=0.02, 2-sided). In this trial, all four tablet strengths were observed to be safe and well tolerated. The Phase 2a trial establishes therapeutic doses and a dosing regimen for a larger double-blind, placebo-controlled Phase 2b trial, which we plan to conduct during the second half of 2016.

Figure 2: Arithmetic Average Numeric Pain Rating Scores by Randomized Treatment Assignment (Cohort) and Treatment Day (Imputed Results Using the Last Observation Carried Forward [LOCF])

CR701

In addition to our CR845 family of peripheral kappa agonists, we have discovered and are developing lead molecules that selectively modulate peripheral cannabinoid receptors. Studies on the effects of cannabis have led to the discovery of an endogenous system of ligands in humans involved in a number of physiological processes, including pain and inflammation. The main naturally occurring ligands for this system, anandamide and 2-arachidonoylglycerol (2-AG), activate a number of cannabinoid receptors, including CB1 and CB2 receptors. Like opioid receptors, CB1 and CB2 receptors are members of the G protein-coupled receptor superfamily. CB1 receptors and associated ligands are mainly localized in the brain, whereas CB2 receptors are found mainly in peripheral tissues, particularly immune cells such as leukocytes and mast cells, which have been shown to be involved in pain and inflammatory responses. We are developing lead molecules that selectively modulate peripheral CB receptors without targeting CNS cannabinoid receptors. Our most advanced CB compound, CR701, is a peripherally-restricted, mixed-CB1/CB2 receptor agonist that selectively interacts with these cannabinoid receptor subtypes, with no off-target activities. The compound is orally bioavailable, active in preclinical models of inflammatory and neuropathic pain, and does not produce the side effects characteristic of centrally-active cannabinoids, such as sedation and hypothermia. Accordingly, CR701 would be expected to have substantially less abuse potential than centrally-active cannabinoids, but retain activity against therapeutically valuable peripheral targets, similar in principle to CR845.

Our Strategy

Our strategy is to develop and commercialize a novel and first-in-class portfolio of peripherally-acting analgesics, focused initially on kappa opioid receptor agonists, with I.V. CR845 and Oral CR845 as the lead candidates, and subsequently on cannabinoid receptor agonists. We have designed and are developing product candidates which have clearly defined clinical development programs and target large commercial market opportunities. The key elements of our strategy are as follows:

Continue to advance I.V. CR845 to approval for treating moderate-to-severe acute pain in acute care settings in the United States. In April 2015, we completed an End-of-Phase 2 meeting with the FDA, to discuss the design of our pivotal trials for our I.V. CR845 product candidate in acute pain. In September 2015, we initiated our Phase 3 clinical trial program for I.V. CR845 in postoperative pain with the dosing of the first subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries. In February 2016, the FDA placed this trial on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels greater than 150 mmol/L that was included in the clinical trial protocol. A review of unblinded safety data has been undertaken by both us and the Independent Data Monitoring Committee in accordance with the clinical trial protocol. We anticipate continuing the trial pending FDA review of the patient safety data. Based on previous guidance from the FDA, we believe we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting a new drug application, or NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

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

Advance Oral CR845 through a Phase 2b clinical trial and seek a global development and commercialization partner. The market for oral chronic pain medications is large and requires a significant sales and marketing infrastructure that other global pharmaceutical partners are better positioned to provide than we are. In December 2015, we announced positive top-line results from our Phase 2a clinical trial of Oral CR845 in patients with OA of the knee or hip. We plan to initiate a double-blind, multiple dose Phase 2b clinical trial of Oral CR845 in the second half of 2016. The Phase 2b trial will include twice-daily doses of three tablet strengths of Oral CR845 or placebo over an eight-week treatment period in patients with moderate-to-severe pain associated with OA. Following our Phase 2b trial, we intend to seek a global or regional partner for continued development and future commercialization of Oral CR845 internationally. We would intend to retain rights to co-promote Oral CR845 in the U.S.

Establish proof-of-concept for the utility of CR845 in additional, non-analgesic, clinical indications, such as pruritus, and seek additional global development and commercialization partners. Based on potent anti-pruritic (anti-itch) properties we observed CR845 to possess in standard preclinical models of itch, we began exploring I.V. CR845 as a potential treatment of uremic pruritus, a condition that is prevalent among kidney dialysis patients and is resistant to both anti-histamine and steroid treatments and for which there are no approved therapeutics in the United States. In the fourth quarter of 2014, we reported positive top-line dose-ranging PK and safety data from a Phase 2 proof-of-concept trial of I.V. CR845 for the treatment of uremic pruritus. In July 2015, we reported positive top-line efficacy results from this trial, in which we observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial. Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA, the outcome of which will guide the overall design of our Phase 3 clinical trial program for I.V. CR845 for the treatment of uremic pruritus. Subject to the feedback from the FDA, we intend to initiate a first Phase 2/3 adaptive pivotal trial in uremic pruritus in the first half of 2016.

Commercial Partnerships

Maruishi Pharmaceutical Co., Ltd.

In April 2013, we entered into a license agreement with Maruishi (“Maruishi”) (the “Maruishi Agreement”) under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing CR845 in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop CR845 and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. If we abandon development of CR845 and begin development of another kappa opioid receptor agonist that is covered by the claims of the patents we licensed to Maruishi, such other agonist will automatically be included in the license to Maruishi. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize CR845 in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States. We also agreed to use commercially reasonable efforts to supply Maruishi with its requirements of drug product containing CR845 or, at Maruishi’s election, CR845 drug substance. Maruishi may choose instead to manufacture its own requirements of CR845 drug product and/or drug substance.

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones. In August 2014, we received a milestone payment of $0.5 million upon the completion by Maruishi of a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain. In September 2015, Maruishi initiated a Phase 2 clinical trial of CR845 in Japan for uremic pruritus, which triggered a $1.7 million milestone payment (net of contractual foreign currency exchange adjustments of $0.3 million) to us, which was received in October 2015. We are also eligible to receive a one-time sales milestone of one billion Yen (approximately $8.8 million based on the US Dollar/Yen exchange rate as of March 3, 2016) when a certain sales level is attained. We also receive a mid-double digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated. Either we or Maruishi may terminate the Maruishi Agreement for the other party’s breach of the agreement or bankruptcy. Maruishi may terminate the agreement at any time at will. We may terminate the agreement as a whole if Maruishi challenges the licensed patent rights, and we may terminate the agreement with respect to any indication if Maruishi discontinues its development activities. In addition, in connection with the license agreement, Maruishi made an $8.0 million equity investment in our company.

Chong Kun Dang Pharmaceutical Corporation

In April 2012, we entered into a license agreement with CKD (the “CKD Agreement”) under which we granted CKD an exclusive license to develop, manufacture and commercialize drug products containing CR845 in South Korea. CKD is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize CR845 in South Korea. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States. We also agreed to supply CKD with its requirements of CR845 drug substance.

Under the terms of the CKD Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to earn up to an aggregate of $3.8 million in development and regulatory milestones. In addition, in connection with the CKD Agreement, CKD made a $0.4 million equity investment in our company. We will also receive a mid-double digit percentage of all non-royalty payments received by CKD from its sublicensees, if any. We are also eligible to receive tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKD’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. During 2012, we received an additional $0.6 million, net of foreign taxes, from CKD upon the achievement of clinical development milestones under the CKD Agreement. During 2015, we received a total of $0.6 million, net of foreign taxes, from CKD upon the achievement of two clinical development milestones under the CKD Agreement. The CKD Agreement continues until CKD no longer has any obligation to pay us royalties on any product. Either we or CKD may terminate the CKD Agreement for the other party’s breach of the CKD Agreement or bankruptcy. CKD may terminate the CKD Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKD, or a third party commercializes a product containing a compound identical to CR845 without infringing any of the licensed patent rights in South Korea. We may terminate the CKD Agreement if CKD challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims CR845 and CKD’s sale of products would infringe that patent.

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

Additionally in September 2014, we conducted a quantitative primary market research study to evaluate the commercial opportunity of Oral CR845 for both acute and chronic pain in the United States. The study surveyed 100 physicians (Pain Specialists, Orthopedic Surgeons, Primary Care Physicians and Rheumologists) on their current treatment of acute and chronic pain. Physicians were then shown a profile of oral CR845 based on Cara’s Phase 2 safety and efficacy data in laparoscopic hysterectomy and bunionectomy pain. Additionally, physicians were shown different levels of DEA drug scheduling for CR845 to evaluate. Key results were:

•	84% of surveyed physicians report they are likely to prescribe the product to their patients with moderate-to-severe pain, with 55% “very to extremely likely.”

•	Physicians rated CR845 very favorably on features that were important when making treatment decisions such as safety profile and low abuse potential.

•	Other key benefits mentioned included the fact that it has an appealing mechanism of action, and has lower CNS side effects.

•	Oral CR845 received significant preference share (>30%) for patients with acute and chronic moderate-to-severe pain.

As a result, we believe that oral CR845 represents a significant opportunity for patients in both acute and chronic pain.

Finally in 2015, we commissioned a qualitative market research study of nephrologists to evaluate the commercial potential of I.V. CR845 for uremic pruritus. The study suggests CR845 would be well received by nephrologists, if approved. The key findings from the study were:

•	There is a clear unmet need to manage uremic pruritus among dialysis patients.

•	Currently, there are no effective options for severe uremic pruritus.

•	CR845 demonstrates impressive efficacy for uremic pruritus.

•	Physicians were impressed with placebo-like adverse event profile.

•	I.V. CR845 can easily be incorporated into dialysis sessions.

As a result, we believe that I.V. CR845 is well positioned to address the unmet needs for hemodialysis patients suffering from uremic pruritus.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions of matter for and methods of using CR845. Eight issued U.S. patents directed to CR845 and its uses, and two allowed applications, when issued, are expected to expire no earlier than 2027. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to novel peripheral analgesics and novel uses of our proprietary compounds. We anticipate seeking patent protection in the United States and internationally for compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

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

CR845

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes ten issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894, 8,536,131, 8,906,859 and 8,951,970) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including CR845 and related molecules, as well as methods of using these compounds. U.S. Patent No. 7,402,564, which is the earliest issued U.S. patent claiming CR845 compositions is due to expire November 12, 2027, although under certain circumstances the patent term may be extended for up to a further five (5) years based upon the Hatch-Waxman Act. The CR845 patent portfolio also includes pending U.S. patent applications which claim additional uses and methods of administering CR845. Related foreign applications were filed in more than 40 other countries. National patents have been granted in 31 European countries, as well as in Australia, China, Hong Kong, Israel Japan, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. These granted foreign patents with claims to CR845 are due expire no earlier than November 12, 2027. Patent applications claiming CR845 are pending in Brazil and India and a Canadian application with claims covering CR845 has been allowed.

CR701

Our imidazoheterocycle cannabinoid compound patent portfolio, which is wholly owned by us, includes U.S. Patent Nos. 7,517,874, 8,431,565 and 8,859,538; and a pending U.S. patent application claiming CR701, related compounds, and methods of using these compounds. These U.S. patents are due to expire no earlier than June 20, 2028. A related international PCT application was filed and sixteen national patent applications and a European regional patent application has been filed based on the international patent application. The European regional patent has been granted as have national patents in Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, Russia and South Africa. These and any other patents resulting from the pending national patent applications, if issued, expire no earlier than June 20, 2028. Patent applications claiming CR701 are pending in Brazil, China, India and South Korea and has been allowed in Canada.

Other Cara Patents and Patent Applications

We also own several other U.S. Patents including U.S. Patent Nos. 7,741,350; 7,960,376; 7,960,377 and 8,211,926 with claims to other cannabinoid compounds and U.S. Patent No. 8,217,000 with claims to regulation of prolactin in mammals including humans.

In addition, our kappa receptor opioid peptide patent portfolio, which is wholly owned by us, includes U.S. Patent No. 5,965,701 claiming CR665, our first generation kappa opioid receptor agonist, related compounds, and methods of using these compounds. U.S. Patent No. 5,965,701 is due to expire no earlier than December 23, 2017. A related international PCT application was filed and national patent applications have been granted in over 40 other countries. Granted patents with claims to CR665 have been maintained in Brazil, Canada, China, France, Germany, India, Italy, Russia, Spain and U.K. are due to expire December 22, 2018.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a PCT application or a non-provisional patent application. The term of a patent in the United States can be adjusted and extended due to the failure of the United States Patent and Trademark Office following certain statutory and regulation deadlines for progressing prosecution and issuing a patent.

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

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development, or R&D, or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

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

If our product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the therapies and currently marketed drugs discussed below:

I.V. CR845 – Acute Pain. We are developing I.V. CR845 for the management of acute postoperative pain in adult patients. The market for management of postoperative pain is highly fragmented and can be segmented into three general classes of products:

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

I.V. CR845 - Uremic Pruritus. We are developing I.V. CR845 for the management of uremic pruritus in hemodialysis patients. Currently, there are no approved products for management of uremic pruritus in the United States. However, there are many products that are being tried to help manage uremic pruritus. The most common agents tried are anti-itch creams and emollients as well as oral or injectable antihistamines. All of these products have limited degrees of efficacy and are available generically. Additionally, patients may try several other agents such as gabapentin, naltrexone, and UVB light therapy, generally with limited success.

Because of the substantial unmet need for products that are safe and effective in uremic pruritus, there are several companies involved in the discovery, development, and/or marketing of such products. Such product candidates include nalbuphine, asimadoline and nalfurafine.

Oral CR845. We are developing Oral CR845 for the management of moderate-to-severe acute and chronic pain. The market for the management of moderate-to-severe acute and chronic pain is highly fragmented and includes numerous generic as well as brand name products, including oral formulations of NSAIDs and controlled-release mu opioids. Common NSAIDs include Celebrex, which is marketed by Pfizer, and naproxen and ibuprofen, which are available generically. Common branded oral mu opioids include, among others: Avinza, an extended-release morphine sulfate capsule marketed by Pfizer; EXALGO, an extended-release hydromorphone hydrochloride tablet marketed by Mallinckrodt; Kadian, an extended-release morphine sulfate capsule marketed by Actavis; NUCYNTA ER, an extended release formulation of tapentadol and OxyContin, a controlled-release oxycodone hydrochloride tablet marketed by Purdue Pharma. In addition to oral therapies, Janssen Pharmaceuticals markets Duragesic, a fentanyl transdermal patch.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was also amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively, the “Health Care Reform Law”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Federal false claims laws, including the federal civil False Claims Act prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Additionally, the civil monetary penalties statute, which, among other things, imposes fines against any person or entity who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third party payers and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, federal transparency laws, including the federal Physician Payment Sunshine Act created under Section 6002 of the Health Care Reform Law and its implementing regulations, require that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement Generally

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our product candidates. In the United States, private health insurers and other third party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. In addition, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform, or a predetermined rate for all hospital inpatient care provided as payment in full. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payers. Third-party payers are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Additionally, third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Therefore, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, and one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our product candidates in whole or in part.

Healthcare Regulatory Developments

In the United States and some foreign jurisdictions, the legislative landscape with respect to healthcare continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Health Care Reform Law was passed in March 2010 and includes provisions that have substantially changed healthcare financing by both governmental and private insurers. Among other provisions that could have an impact on our business, the Health Care Reform Law, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Health Care Reform Law implemented a new Medicare Part D coverage gap discount program in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the outpatient drugs being covered under Medicare Part D. The Health Care Reform Law’s full impact on our business is unclear as many of its reforms require the promulgation of additional detailed regulations implementing the statutory provisions which has not yet completely occurred. Further, there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, and we expect there will be additional challenges and amendments in the future.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year starting in 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect until 2025, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare payments and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $21.2 million, $15.1 million and $8.7 million in 2015, 2014 and 2013, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of I.V. CR845 and Oral CR845 and advance the development of CR701.

Employees

As of December 31, 2015, we had 20 employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing I.V. and Oral CR845 with the goal of achieving regulatory approval. We are presently on IND clinical hold for I.V. CR845. Since inception, we have incurred significant operating and net losses available to common stockholders. Our net losses available to common stockholders were $24.7 million, $17.7 million and $3.1 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $104.9 million. We expect to continue to incur significant expenses and operating and net losses over the next several years, as we continue to develop I.V. and Oral CR845 and our other product candidates. Our net losses may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other research and development activities.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to the commercialization of I.V. and Oral CR845 or our other product candidates, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	continue our I.V. CR845 pivotal clinical trial program in acute pain;

•	continue the development of our I.V. CR845 uremic pruritus product candidate;

•	continue our Phase 2 clinical trials for Oral CR845 in acute and chronic pain;

•	continue the research and development of CR701, our other product candidate, and any potential future product candidates;

•	seek regulatory approvals for I.V. CR845 and any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

We believe that with our available cash and cash equivalent and marketable securities balances as of December 31, 2015 we will have sufficient funds to meet our projected operating requirements until the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, especially the completion of our planned development of Oral CR845, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

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

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, one or more of our development programs or our commercialization efforts.

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

We initiated the first pivotal clinical trial for I.V. CR845 in acute pain in the third quarter of 2015. As described elsewhere in this report, in February 2016, the FDA placed the trial on IND clinical hold pending a safety review following the triggering of a stopping rule in the trial protocol. In addition to this clinical development, I.V. CR845 will require regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts and further investment before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates, including I.V. CR845, before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we do not receive FDA approval for, and successfully commercialize, I.V. CR845, we will not be able to generate revenue from I.V. CR845 in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing I.V. CR845 will have a substantial adverse impact on our business and financial condition.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that I.V. CR845 or any of our other product candidates will be successful in clinical trials or receive regulatory approval. Even though I.V. CR845 has completed three Phase 2 clinical trials and has begun its Phase 3 clinical trial program, it is, nonetheless, susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in subsequent clinical trials, including our planned Phase 3 clinical trials. Further, our product candidates, including I.V. CR845, may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from I.V. CR845 will depend on our ability to:

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

In connection with our agreements with Maruishi and CKD, we are obligated to negotiate in good faith to enter into supply agreements, pursuant to which, subject to certain conditions, we have obligations to supply CR845 to these parties for commercialization. At this time, our suppliers for I.V. CR845 include Polypeptide Laboratories, or Polypeptide, for the active pharmaceutical ingredient, and Patheon UK Limited or Patheon, for manufacturing of the finished clinical trial material. We have developed a formulation of Oral CR845 based on proprietary technology of Enteris Biopharma, Inc., or Enteris. Under the terms of our agreement with Polypeptide, it has agreed to manufacture and supply to us quantities of active pharmaceutical ingredient according to mutually agreed upon specifications for clinical trial purposes. In addition, under the terms of our agreement with Patheon, we have agreed to supply Patheon with sufficient quantities of active pharmaceutical ingredient, which it in turn manufactures into clinical trial material for use in our clinical trials. Under our agreement with Enteris, it is providing to us clinical supplies for an oral tablet formulation of CR845 on a fee for service basis. If we are unable to obtain an adequate supply of CR845 product from third-party suppliers to meet our obligations to Maruishi or CKD, we will be in breach of our supply obligations under the agreements, and may be liable for damages, which could also hurt our business and reputation. In addition, our failure to supply our partners with CR845 will inhibit their ability to commercialize CR845 products, which, in turn will result in a loss of revenue for us.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party Clinical Research Organizations, or CROs, and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend clinical trials, as in the case of the pending IND clinical hold related to our ongoing adaptive pivotal trial of I.V. CR845, or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	changes in marketing approval policies during the development period;

•	changes in or the enactment of additional statutes or regulations;

•	changes in regulatory review for each submitted product application;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

The FDA may determine that I.V. CR845, or any of our other product candidates, has undesirable side effects that could limit dosage in development, delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to limit dosage in development or interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in February 2016, the FDA placed our adaptive pivotal trial of I.V. CR845 for postoperative pain on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L. There can be no guarantee that the FDA will remove this clinical hold promptly or at all. If other concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, including during the FDA’s ongoing safety review related to I.V. CR845, the FDA may order us to cease further development, decline to approve the drug or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by I.V. CR845 or any of our other product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, and in turn prevent us from commercializing and generating revenues from the sale of I.V. CR845 or any other product candidate.

To date, the side effects observed in the completed I.V. CR845 clinical trials include dizziness, transient facial tingling, a state of near-sleep, or somnolence, and hypernatremia, an electrolyte disturbance that is defined by an elevated sodium level in the blood, which we believe is secondary, at least in part, to another side effect, aquaresis, that is defined as electrolyte-free urination. As described above, the observation of mild to moderate hypernatremia in our ongoing adaptive pivotal trial for postoperative pain triggered a stopping rule in the trial protocol and led the FDA to institute an IND clinical hold related to the trial, pending a safety review. Prolonged aquaresis can result in a negative fluid balance if the excreted water is not replaced by oral or intravenous fluids, and although we recommend steps to control fluid balance, we cannot be certain that such instructions will be followed by healthcare providers and/or patients, and failure to follow such instructions may be accompanied by adverse events associated with negative fluid balance, including disability and death. We believe that one such adverse event, which has been observed, postural tachycardia, an elevation of heart rate upon standing up, is a physiological reflex that can be triggered as a result of decreased intravascular volume caused by a negative fluid balance. We have observed transient prolactin elevations, which are brief increases in the concentration of the hormone prolactin in the bloodstream, in response to I.V. CR845, which we have measured as a nonselective opioid biomarker since both kappa and mu opioids elicit this effect. We cannot be certain that such elevations in prolactin will be transient, safe, and well tolerated in all patients. In addition, kappa opioid agonists, the class of drugs that I.V. CR845 belongs to, have been associated with poorly tolerated psychiatric side effects, such as a feeling of emotional and mental discomfort, or dysphoria, and hallucinations, at high doses, particularly for prior generations of kappa opioid agonists with substantially unrestricted or only partially restricted entry to the CNS. Although we have not observed psychiatric side effects in any CR845 clinical trials to date, we cannot be certain that these side effects or others will not be observed in the future, or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

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

Many currently approved mu opioid receptor agonists require REMS as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While CR845 has been well tolerated in clinical trials to date and has not shown any evidence of the euphoria that has led to misuse, abuse and addiction of mu opioids, including the results of our Human Abuse Liability, or HAL, trial, which we successfully completed in the fourth quarter of 2014, the FDA may still determine that CR845-based products require a REMS program. We cannot predict whether REMS will be required as part of the FDA’s approval of our product candidates and, if required, what those requirements might be. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize these product candidates. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates may also prevent or delay their approval for commercialization.

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

The results from our HAL trial suggest that CR845 may have the potential to be a Schedule V or non-scheduled peripheral opioid. However, while CR845-based products have not demonstrated any evidence of the euphoria that has led to misuse, abuse, and addiction of mu opioids, and while CR845-based products are not being treated as a controlled substance in clinical trials, it is possible that the DEA could determine that CR845-based products should be regulated as controlled substances.

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

Specifically, there are a large number of companies developing or marketing therapies for the treatment and management of postoperative acute pain, moderate to severe chronic pain and neuropathic pain, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Pfizer, Cumberland Pharmaceuticals, Horizon Pharmaceuticals, Mallinckrodt, Actavis, Purdue Pharma, Janssen Pharmaceuticals, Celgene, Endo Pharmaceuticals, Depomed, Pacira and Pernix..

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

Our ability to effectively promote and sell I.V. CR845 and any of our other product candidates will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, and our ability to obtain sufficient third-party coverage or reimbursement. Generally, before we can attempt to sell I.V. CR845 in a hospital, I.V. CR845 must be approved for addition to that hospital’s list of drugs approved for use in that hospital, or formulary list. In evaluating drugs for inclusion on the formulary list, hospitals evaluate a variety of factors, including cost. The frequency with which hospitals add and remove drugs from their formulary lists varies from hospital to hospital, and hospitals often require additional information prior to adding new drugs to their formulary, which may result in substantial delays in our receiving formulary approval for I.V. CR845. Since most hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates.

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

We rely on third-party CROs to conduct our preclinical and clinical trials for all of our product candidates, and do not plan to independently conduct clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our preclinical studies and clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and adversely affect our business.

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

We only have one contract manufacturer for each of I.V. CR845 and Oral CR845 for use in our clinical trials; Polypeptide for I.V. CR845 and Enteris for Oral CR845. In addition, we do not have any long-term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials would be jeopardized.

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our product candidates and our failure to negotiate the long term use of any such proprietary technology may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, we have developed a formulation of Oral CR845 based on proprietary technology of Enteris. Under our agreement with Enteris, it is providing to us clinical supplies for an oral tablet formulation of CR845 on a fee for service basis. Under the agreed scope of work for this agreement, Enteris is using its proprietary formulation technology for oral delivery of peptides to provide a tablet formulation of CR845 with suitable characteristics to use in clinical testing. We have not yet negotiated terms related to our use of such technology for commercial manufacturing of Oral CR845 and we may not be able to do so on commercially reasonable terms, or at all. If we fail to enter into an agreement to use such proprietary technology, we may be forced to reformulate Oral CR845 which could result in significantly delaying commercializing Oral CR845 and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA.

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

We are dependent on our collaboration agreements for certain revenues, and if our commercial partners do not perform their obligations under such agreements, we could lose revenues.

In April 2013, we entered into an agreement with Maruishi under which we granted Maruishi an exclusive license to develop, manufacture and commercialize products containing CR845 in Japan. Also, in April 2012, we entered into an agreement with CKD under which we granted CKD an exclusive license to develop, manufacture and commercialize products containing CR845 in South Korea. Both Maruishi and CKD are required to use commercially reasonable efforts, at their expense, to develop, obtain regulatory approval for and commercialize CR845 in Japan and South Korea, respectively. Our receipt of milestone payments and royalties under these agreements is dependent on the continued efforts by Maruishi and CKD, respectively, and their failure to adequately develop or commercialize the licensed products, or any default or inability to meet their payment obligations under their respective agreements, could harm our revenues and business.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, both the Maruishi and CKD agreements may be terminated by our collaborator for our breach or insolvency, Maruishi may terminate its agreement with us at will, and CKD may terminate its agreement with us in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in the section titled “Business –– Commercial Partnerships” above. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Our current collaborations and any future collaborations we might enter into may pose a number of risks, including the following:

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

In addition to extensive internal efforts, the successful commercialization of I.V. CR845 will require many third parties, over whom we have no control, to decide to utilize I.V. CR845 and to make it readily available at the point of care throughout their hospitals. These third parties include physicians, pharmacists, and hospital pharmacy and therapeutics committees, which are commonly referred to as P&T committees. Generally, even if I.V. CR845 is approved by the FDA, before we can attempt to sell I.V. CR845 in a hospital, I.V. CR845 must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s P&T committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various hospitals varies considerably, and P&T committees often require additional information to aid in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring I.V. CR845 for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add I.V. CR845 to the formulary, or to implement restrictions on the usage of the drug in order to control costs, either initially or later, when the increasing use of I.V. CR845 within their institution begins to significantly impact their budgets. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees and overcoming any financial objections raised by hospital pharmacists quickly enough to maintain and grow hospital sales of I.V. CR845.

Risks Related to Legal and Compliance Matters

If we fail to comply with federal and state healthcare laws, including fraud and abuse, transparency and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency and patients’ rights may be applicable to our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which regulates, among other things, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by HITECH, and their implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, including health plans, healthcare clearinghouses, certain healthcare providers, and their business associates;

•	federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Pharmaceutical and other healthcare companies continue to be prosecuted under the federal false claims laws for numerous activities, including those related to research, sales, marketing and promotional programs. In addition, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in U.S. federal or state health care programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, transparency and fraud and abuse laws may prove costly. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

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

We are subject to recent legislation, regulatory proposals and healthcare payer initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In March 2010, the President signed the Health Care Reform Law, which includes provisions that have changed, and likely will continue to change, health care financing and the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, that began in 2011;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new transparency requirements under the federal Physician Payment Sunshine Act;

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board which will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations;

•	establishment of a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect until 2025, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

These measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. Many of the details regarding the implementation of the Health Care Reform Law are yet to be determined, there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, and we expect that there will be additional challenges and amendments. Thus, the full effect that the Health Care Reform Law would have on our business remains unclear.

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

As of December 31, 2015, we had 20 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of I.V. CR845, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Form 10-K. However, while we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be an emerging growth company, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.

We may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The NASDAQ Global Market, the SEC or other regulatory authorities.

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

Since our initial public offering in January 2014 and through March 3, 2016, our stock price has been volatile, trading at prices ranging from $4.26.to $23.61, and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	developments regarding our pending IND clinical hold related to our ongoing adaptive pivotal clinical trial for I.V. CR845;

•	delays in the commencement, enrollment and ultimate completion of Phase 3 clinical trials for I.V. CR845;

•	any delay or refusal on the part of the FDA in approving an NDA for I.V. CR845 or our other product candidates;

•	the commercial success of I.V. CR845 or our other product candidates, if approved by the FDA;

•	results of clinical trials of I.V. CR845 or our other product candidates or those of our competitors;

•	actual or anticipated variations in quarterly or annual operating results;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;

•	introduction of competitive products or technologies;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	general economic and market conditions and overall fluctuations in U.S. equity markets;

•	developments concerning our sources of manufacturing supply, warehousing and inventory control;

•	disputes or other developments relating to patents or other proprietary rights;

•	additions or departures of key scientific or management personnel;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;

•	sales of our common stock, including sales by our directors and officers or significant stockholders;

•	changes in the market valuations of companies similar to us;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;

•	general conditions or trends in our industry; and

•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of March 3, 2016, we had approximately 27.3 million shares of our common stock outstanding. In addition, certain holders of shares of our common stock may require us, subject to certain conditions, to prepare and file a registration statement under the Securities Act of 1933, as amended, or the Securities Act, and are entitled to include their shares in any registration statement we may file for ourselves or other stockholders. If we register the resale of these shares in the future, the holders could sell those shares freely in the public market, without regard to the limitations of Rule 144 under the Securities Act. We have also registered for offer and sale all shares of common stock that we may issue under our stock-based compensation plans. These shares can generally be freely sold in the public market upon issuance. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We are an emerging growth company and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company and we are taking advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, which is December 31, 2019, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $95.9 million and

$89.9 million, respectively, and we also had federal and state research and development tax credit carryforwards of approximately $3.6 million and $0.7 million, respectively. Our net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2027 for state purposes if we have not used them prior to that time, and our federal tax credits will begin expiring in 2025 unless previously used. To the extent we have not exchanged our Connecticut research tax credits for a tax refund, those tax credits carryforward indefinitely. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offering in 2015, together with private placements and other transactions that have occurred, may trigger, or may have already triggered such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

In December 2015, we signed a lease agreement for approximately 24,000 square feet of office space in Stamford, Connecticut for the purpose of relocating our operating facility. The term of the lease begins on the date that renovations to the office space are completed, which is expected to be in May 2016, and ends 7.5 years thereafter. We believe that the office space in Stamford is suitable and adequate to meet our current needs and to allow for expansion as we increase our headcount. See Note 21 of Notes to Financial Statements, Commitments and Contingencies in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on The NASDAQ Global Market under the ticker symbol “CARA” and began trading on January 31, 2014, the day following the effective date of our initial public offering, or IPO. Prior to our IPO, there was no public market for our common stock.

Fiscal 2015	High	Low
First Quarter	$11.26	$9.00
(January 1, 2015 to March 31, 2015)
Second Quarter	$13.32	$9.36
(April 1, 2015 to June 30, 2015)
Third Quarter	$23.61	$11.66
(July 1, 2015 to September 30, 2015)
Fourth Quarter	$18.12	$13.17
(October 1, 2015 to December 31, 2015)

Fiscal 2014	High	Low
First Quarter	$23.25	$10.40
(January 31, 2014 to March 31, 2014)
Second Quarter	$20.70	$12.51
(April 1, 2014 to June 30, 2014)
Third Quarter	$17.77	$7.81
(July 1, 2014 to September 30, 2014)
Fourth Quarter	$10.57	$7.53
(October 1, 2014 to December 31, 2014)

The last reported sale price of our common stock as reported on The NASDAQ Global Market on March 3, 2016 was $5.64 per share.

Stockholders

As of March 3, 2016, there were 54 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Cumulative Total Return

	1/31/2014	6/30/2014	12/31/2014	6/30/2015	12/31/2015
Cara Therapeutics, Inc.	100	131.84	77.23	94.11	130.60
NASDAQ Composite	100	107.41	115.40	121.52	122.02
NASDAQ Biotechnology	100	104.55	123.71	150.45	137.83

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Recent Sales of Unregistered Securities

Not applicable.

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

As a result of the initial public offering, we received net proceeds on February 5, 2014 of approximately $58.8 million from the sale of 5,750,000 shares of common stock, after deducting approximately $4.4 million of underwriting discounts and commissions but before giving effect to any offering expenses borne by us. In addition, we have paid approximately an additional $2.5 million of offering expenses in connection with our IPO. None of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the Securities and Exchange Commission on February 3, 2014. As of December 31, 2015, we have used $24.8 million of the proceeds from our initial public offering for clinical trials and payments to research and development consultants.

Item 6. Selected Financial Data.

The following selected financial data for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and as of December 31, 2015 and December 31, 2014 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected financial data for the years ended December 31, 2012 and December 31, 2011 and as of December 31, 2013, 2012 and 2011 have been derived from our audited financial statements not included in this report. Our historical results for any prior periods are not necessarily indicative of results to be expected for any future period. The information set forth in the following table should be read in conjunction with Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
License and milestone fee revenue	$1,710	$302	$9,637	$1,190	$—
Collaborative revenue	2,093	2,201	2,225	—	—
Clinical compound revenue	—	674	102	—	—

Total revenue (1)	3,803	3,177	11,964	1,190	—
Operating expenses:
Research and development	21,221	15,068	8,685	4,597	7,159
General and administrative	7,770	6,181	3,516	2,829	2,407

Total operating expenses	28,991	21,249	12,201	7,426	9,566

Operating loss	(25,188)	(18,072)	(237)	(6,236)	(9,566)
Other income (expense), net (2)	101	126	(3,756)	(66)	(275)

Loss before benefit from income taxes	(25,087)	(17,946)	(3,993)	(6,302)	(9,841)
Benefit from income taxes	397	201	30	31	35

Net loss	$(24,690)	$(17,745)	$(3,963)	$(6,271)	$(9,806)

Net loss available to common stockholders	$(24,690)	$(17,745)	$(3,072)	$(6,271)	$(9,806)

Net loss per share available to common stockolders:
Basic and Diluted	$(1.00)	$(0.85)	$(0.74)	$(1.90)	$(3.03)

Weighted average shares:
Basic and Diluted	24,620,372	20,965,935	4,133,138	3,299,993	3,235,743

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents and marketable securities (3)	$106,740	$52,663	$12,357	$1,117	$4,097
Total assets	110,897	55,934	18,083	5,537	10,685
Deferred revenue	—	1,452	3,475	—	—
Total liabilities	5,853	4,272	6,572	3,098	4,581
Total convertible preferred stock (4)	—	—	65,586	58,522	58,168
Total stockholders’ equity (deficit)	105,044	51,662	(54,075)	(58,133)	(52,064)

(1)	The changes in revenue from the years ended December 31, 2011 through December 31, 2015 reflect upfront payments in connection with our entering into a license agreement with CKD in 2012 and a license agreement with Maruishi in 2013, continuing collaborative work with Maruishi in 2014 and 2015 and milestone payments earned under our collaborations with Maruishi in 2014 and 2015 and with CKD in 2015 (refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Collaborations with Maruishi and CKD, Results of Operations” and Note 14 of Notes to Financial Statements, Collaborations, in this Annual Report on Form 10-K).

(2)	The decrease in interest expense from the year ended December 31, 2013 to the year ended December 31, 2014 was due to the conversion of the outstanding convertible promissory notes during 2013 (refer to Note 9 of Notes to Financial Statements, Convertible Promissory Notes, in this Annual Report on Form 10-K).
(3)	The increase in cash and cash equivalents and marketable securities from December 31, 2014 to December 31, 2015 and from December 31, 2013 to December 31, 2014 reflects the proceeds from our follow-on offering of our common stock, which closed on August 4, 2015, and the proceeds from our IPO, which closed on February 5, 2014, respectively (refer to Note 12 of Notes to Financial Statements, Stockholders’ Equity, in this Annual Report on Form 10-K). The increase in cash and cash equivalents and marketable securities from December 31, 2012 to December 31, 2013 primarily reflects the sale of Junior A convertible preferred stock to Maruishi in June 2013 and the issuance of convertible promissory notes in February 2013 (refer to Note 14 of Notes to Financial Statements, Collaborations, and Note 9 of Notes to Financial Statements, Convertible Promissory Notes, respectively, in this Annual Report on Form 10-K).
(4)	The decrease in convertible preferred stock from December 31, 2013 to December 31, 2014 was a result of the automatic conversion of all outstanding shares of our convertible preferred stock to common stock upon the closing of our IPO on February 5, 2014 (refer to Note 11 of Notes to Financial Statements, Convertible Preferred Stock, in this Annual Report on Form 10-K).

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

Our most advanced product candidate, I.V. CR845, demonstrated significant pain relief and a favorable safety and tolerability profile in three randomized, double-blind, placebo-controlled Phase 2 clinical trials in patients with acute postoperative pain without inducing many of the undesirable side effects typically associated with currently available pain therapeutics. In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of I.V. CR845 in which I.V. CR845 met the primary endpoint of demonstrating statistically significant lower “drug liking” scores as compared to the approved schedule IV opioid, pentazocine. We believe that the totality of results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low scheduled (Schedule V) peripheral opioid for acute pain.

In April 2015, we completed an End-of-Phase 2 meeting with the FDA, to discuss the design of our pivotal trials for our I.V. CR845 product candidate in acute pain. In September 2015, we initiated our Phase 3 clinical trial program for I.V. CR845 in postoperative pain with the dosing of the first subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries. This trial is a multi-center, randomized, double-blind, placebo-controlled, parallel-group adaptive design trial with repeated doses of I.V. CR845 or placebo administered both prior to and following abdominal surgery in male and female patients. The trial will enroll up to 600 patients undergoing either hysterectomy, prostatectomy, hemi-colectomy or ventral hernia, all of which are associated with moderate-to-severe postoperative visceral pain, at approximately 30 clinical sites within the United States. Three dose levels of I.V. CR845 (1.0, 2.0 and 5.0 ug/kg I.V.) will be compared to placebo, with an interim conditional power assessment to identify optimal doses that will be used to complete the enrollment of this study. The primary efficacy measure is the Change in Pain Intensity over the 24-hour postoperative period, or AUC-24, using the patient-reported Numeric Rating Scale, or NRS, score collected at pre-specified time points through 24 hours. Postoperative nausea and vomiting, or PONV, will be evaluated as a secondary efficacy measure. The impact of I.V. CR845 treatment on inflammatory biomarkers will also be explored.

In February 2016, the FDA advised us that our adaptive pivotal trial of I.V. CR845 for postoperative pain had been placed on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol. Four patients out of 90 total patients dosed to date, all of whom were in the highest I.V. CR845 dose group (5 ug/kg), exhibited transient serum sodium levels equal to or greater than 150 mmol/L. All four patients were asymptomatic and sodium levels resolved to normal levels (less than 146 mmol/L) within 24 hours post-dosing with standard fluid management. No patients in the other two dose groups (2 ug/kg and 1 ug/kg) exhibited serum sodium levels greater than 150 mmol/L. A review of unblinded safety data has been undertaken by both us and the Independent Data Monitoring Committee in accordance with the clinical trial protocol.

The most common adverse events (> 5%) reported across treatment groups and placebo so far were nausea, hypernatremia, abdominal distension and procedural hypotension. All cases of abdominal distension and procedural hypotension were attributed to the surgical procedure and not to study drug. There were no cases of respiratory depression, no adverse events greater than Grade 1, and no CR845-associated serious adverse events have been reported. We anticipate continuing the trial following FDA review of the patient safety data and removal of the clinical hold.

Based on previous guidance from the FDA, we believe we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting a new drug application, or NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. In August 2015, we advanced our tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with osteoarthritis, or OA of the knee or hip. The Phase 2a trial was a single-blind, randomized, multiple ascending dose trial designed to evaluate the safety, pharmacokinetics, or PK, and effectiveness of oral CR845 tablets dosed over a two-week treatment period in OA patients experiencing moderate-to-severe pain, defined as >4 on an 11-point NRS at baseline. Patients discontinued current pain medications five days prior to baseline measurements. Four tablet strengths (0.25 mg, 0.5 mg, 1.0 mg and 5.0 mg) were administered twice a day over a two-week treatment period in a total of 80 OA patients enrolled at five sites in the United States. In addition to safety and PK observations, CR845’s effectiveness was assessed by: change from baseline in joint pain using the Numeric Rating Scale, or NRS, which was measured daily, change from baseline in the Western Ontario and McMaster Osteoarthritis Index, or WOMAC, which was measured at the end of Weeks 1 and 2 of treatment, change from baseline in rescue medication use, measured daily, and Patient Global Assessment, or PGA, which was measured on the last day of the study. Acetaminophen was the only allowable rescue medication. PK analyses indicated dose-proportional exposure of CR845 after oral administration, with the 5.0 mg dose group exhibiting an approximately five-fold increased mean AUC value compared to the 1.0 mg dose group.

In December 2015, we announced positive top-line results from this Phase 2a trial. The results show a dose-related reduction in mean baseline pain score up to 34% after two weeks, with statistically significant reduction in mean rescue medication for the top 5.0 mg dose group of approximately 80 percent (ANOVA: p= 0.02, for 5.0 mg vs lower dose groups). The effectiveness of the 5.0 mg dose was further supported by statistically significant, dose-related increases in the proportion of patients whose OA was “very much improved” or “much improved” as indicated by patient global assessment (Cochran-Mantel-Haenszel test, p=0.02, 2-sided). In this trial, all four tablet strengths were observed to be safe and well tolerated. The Phase 2a trial establishes therapeutic doses and a dosing regimen for a larger double-blind, placebo-controlled Phase 2b trial, which we plan to conduct during the second half of 2016.

CR845 has exhibited anti-pruritic, or anti-itch, potency in standard preclinical models. In the fourth quarter of 2014, we reported positive top-line dose-ranging PK and safety data from a Phase 1b clinical trial, which was part A of a Phase 2 proof-of-concept trial, of I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients, for which there are no approved therapeutics in the United States. In July 2015, we reported positive top-line efficacy results from Part B of this Phase 2 proof-of-concept trial, in which we observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial.

Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA, the outcome of which will guide the overall design of our Phase 3 clinical trial program for I.V. CR845 for the treatment of uremic pruritus. Subject to the feedback from the FDA, we intend to initiate a first Phase 2/3 adaptive pivotal trial in uremic pruritus in the first half of 2016.

See Part I, Item 1, Business – Our Product Candidates in this Annual Report on Form 10-K for a more detailed discussion of our clinical trials.

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

Since our inception and through December 31, 2015, we have received (1) net proceeds of $75.2 million from the sale of approximately 4.33 million shares of our common stock in a follow-on offering, which closed in August 2015, after deducting underwriting discounts and commissions and offering expenses paid by us (see Note 12 of Notes to Financial Statements, Stockholders’ Equity, elsewhere in this Annual Report on Form 10-K); (2) $56.3 million from the sale of 5.75 million shares of our common stock in our IPO, after deducting underwriting discounts and commissions and offering expenses paid by us; (3) net proceeds of $65.9 million from the sale of various series of our convertible preferred stock, (4) $3.6 million from the issuance of our convertible promissory notes and (5) $3.8 million from the issuance of long-term debt.

In addition to our financing activities, we have received aggregate payments of $32.5 million pursuant to license agreements with Maruishi Pharmaceutical Co., Ltd., or Maruishi, in Japan and Chong Kun Dang Pharmaceutical Corporation, or CKD, in South Korea (see the section titled “Collaborations with Maruishi and CKD”, below), related to CR845 and an earlier product candidate for which development efforts ceased in 2007.

Since inception, we have incurred significant operating and net losses available to common stockholders. Our net losses available to common stockholders were $24.7 million, $17.7 million and $3.1 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $104.9 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other research and development activities.

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

In April 2013, we entered into a license agreement with Maruishi (the “Maruishi Agreement”) under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing CR845 in Japan in the acute pain and uremic pruritus fields. We and Maruishi are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, we have provided Maruishi specific clinical development services for CR845 in Maruishi’s field of use.

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones. In August 2014, we received a clinical development milestone payment of $0.5 million upon completion by Maruishi of a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain. In October 2015, we received a $1.7 million milestone payment (net of contractual foreign currency exchange adjustments of $0.3 million) related to the initiation by Maruishi of a Phase 2 clinical trial of CR845 in Japan for uremic pruritus. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. In addition, in connection with the Maruishi Agreement, Maruishi purchased 2,105,263 shares of our Junior A Preferred Stock for $3.80 per share, for an aggregate purchase price of $8.0 million, which shares were automatically converted into 842,105 shares of common stock upon the closing of our initial public offering.

In April 2012, we entered into a license agreement with CKD (the “CKD Agreement”) under which we granted CKD an exclusive license to develop, manufacture and commercialize drug products containing CR845 in South Korea. We and CKD are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and South Korea, respectively.

Under the terms of the CKD Agreement, we received a non-refundable and non-creditable upfront license fee of $0.6 million and are eligible to receive up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones. We also issued 173,611 shares of our Junior Preferred Stock to CKD in consideration for $0.4 million, which shares were automatically converted into 69,444 shares of common stock upon the closing of our initial public offering. During 2012, we received $0.6 million, net of foreign taxes, from CKD upon the achievement of clinical development milestones under the CKD Agreement. In July 2015 and September 2015, we met the milestone criteria, as set forth in the CKD Agreement, for completion of a Phase 1b trial of Oral CR845 in the United States and for completion of a Phase 2 trial of CR845 in uremic pruritus patients in the United States, respectively. As a result, in August 2015 and October 2015, we received milestone payments of $0.2 million (net of South Korean withholding tax) and $0.4 million (net of South Korean withholding tax) from CKD. We are also eligible to receive tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with Maruishi and CKD for CR845, a portion of which was deferred upon receipt, as well as license agreements for CR665, our first generation drug program for which development efforts have ceased. To date, we have earned a total of $3.5 million in clinical development or regulatory milestone payments, net of contractual foreign currency adjustments and South Korean withholding taxes, but have not received any royalties, under these collaborations.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we seek to progress I.V. CR845 through Phase 3 trials in acute pain and the FDA approval process, and as we continue our development efforts for I.V. CR845 in uremic pruritus and Oral CR845 in OA. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees, insurance costs and fees for accounting and consulting services.

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

Other Income (Expense), Net

Other income (expense), net, consists of interest income earned on our cash, cash equivalents, marketable securities and restricted cash and realized gains and losses on the sale of marketable securities, as offset by interest paid on debt instruments, amortized deferred financing costs and amortized debt discount. The debt discount primarily consists of the intrinsic value of the beneficial conversion feature embedded in the convertible promissory notes we issued in December 2012 and February 2013. All convertible promissory notes were either converted to shares of series D convertible preferred stock or repaid prior to December 31, 2013.

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

Results of Operations

Comparison of the years ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015		2014		2013
		Dollar amounts in thousands
		% change		% change
License and milestone fee revenue	$1,710	466%	$302	-97%	$9,637
Collaborative revenue	2,093	-5%	2,201	-1%	2,225
Clinical compound revenue	—	-100%	674	561%	102

Total revenue	$3,803	20%	$3,177	-73%	$11,964

License and milestone fee revenue

License and milestone fee revenue consists of (1) for the year ended December 31, 2015, $1.1 million of the $1.7 million milestone payment earned in September 2015 under the Maruishi Agreement, which was attributable to the previously delivered license, and $0.6 million from the two milestone payments earned by us under the CKD Agreement in July and September 2015; (2) for the year ended December 31, 2014, $0.3 million of the $0.5 million milestone achieved under the Maruishi Agreement, which was attributable to a previously delivered license; and (3) for the year ended December 31, 2013, $9.6 million from the upfront payment under the Maruishi Agreement, which was entered into in April 2013.

Collaborative revenue

Collaborative revenue for the year ended December 31, 2015 consists of $0.6 million of the $1.7 million milestone payment earned in September 2015 under the Maruishi Agreement, which was attributable to the fully-delivered R&D services deliverable, and $1.5 million of revenue that had been deferred upon entry into the Maruishi Agreement. Collaborative revenue for each of the years ended December 31, 2014 and 2013 includes $2.2 million of revenue that had been deferred upon entry into the Maruishi Agreement.

Clinical compound revenue

Clinical compound revenue for the years ended December 31, 2015, 2014 and 2013 includes $0, $0.6 million and $0.1 million, respectively, from the sale of clinical compound to Maruishi.

Research and Development Expense

	Year Ended December 31,
	2015		2014		2013
		Dollar amounts in thousands
		% change		% change
Direct preclinical studies and clinical trial costs	$13,560	34%	$10,099	82%	$5,542
Consultant services in support of preclinical studies and clinical trials	999	-8%	1,091	394%	221
Stock-based compensation	1,073	208%	349	388%	71
Depreciation and amortization	447	6%	422	-1%	426
Other R&D operating expenses	5,142	65%	3,107	28%	2,425

Total R&D expense	$21,221	41%	$15,068	73%	$8,685

For the year ended December 31, 2015 compared to the year ended December 31, 2014, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from increases totaling $5.4 million for the I.V. CR845 Phase 2/3 adaptive study and the Phase 2a Oral CR845 study in patients with OA and a net increase of $1.4 million of CR845 drug manufacturing costs. Those costs were partially offset by decreases totaling $4.0 million in clinical trial costs in connection with the I.V. CR845 HAL trial and the Oral CR845 Phase 1a/1b trials. There was also a net increase of $0.6 million of preclinical costs. The increase in stock-based compensation expense mostly reflects additional grants to more employees. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel, recruiting costs and the cost of meetings and travel.

For the year ended December 31, 2014 compared to the year ended December 31, 2013, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from increases totaling $5.2 million for the Phase 1 Oral CR845 trial, the Phase 2 I.V. CR845 uremic pruritus trial and the I.V. CR845 HAL trial and a net increase of $2.6 million of CR845 drug manufacturing costs. Those increases in costs were partially offset by a decrease of $2.0 million in clinical trial costs in connection with the Phase 2 I.V. CR845 bunionectomy trial and the Phase 1 I.V. CR845 renal impairment trial. The increase in stock-based compensation expense reflects the granting of stock options in 2014, whereas there were no such grants in 2013. The increase in other R&D operating expenses was primarily the result of increases in payroll and related costs associated with R&D personnel and the cost of clinical compound sold to Maruishi as Maruishi increased its clinical trial activity in Japan.

The following table summarizes our research and development expenses by product candidate for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Dollar amounts in thousands
		% change		% change
External research and development expenses:
I.V. CR845	$9,149	25%	$7,369	84%	$3,995
Oral CR845	5,402	24%	4,371	139%	1,826
Internal research and development expenses	6,670	99%	3,328	16%	2,864

Total research and development expenses	$21,221	41%	$15,068	73%	$8,685

General and Administrative Expense

	Year Ended December 31,
	2015		2014		2013
	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$1,883	6%	$1,773	8%	$1,639
Stock-based compensation	1,441	41%	1,022	1876%	52
Depreciation and amortization	392	9%	361	0%	363
Other G&A operating expenses	4,054	34%	3,025	107%	1,462

Total G&A expense	$7,770	26%	$6,181	76%	$3,516

For the year ended December 31, 2015 compared to the year ended December 31, 2014, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs, in legal fees and in accounting and auditing fees. Those increases were partially offset by decreases in consultant fees and patent costs. The increase in stock-based compensation expense primarily reflects additional grants to more employees and members of our Board of Directors than in the same period in 2014. The increase in other G&A operating expenses included increases in payroll and related costs, in connection with increased headcount, and in insurance costs.

For the year ended December 31, 2014 compared to the year ended December 31, 2013, the increase in professional fees and public/investor relations costs included increases in directors’ fees as a result of our becoming a public company. Those increases were partially offset by decreases in consultant costs, primarily related to the success fee we incurred in connection with entering into the Maruishi Agreement in 2013, and decreased accounting and auditing fees, which were higher in 2013 in preparation for our initial public offering. Stock-based compensation expense increased due to the granting of stock options in 2014 in connection with the IPO. The increase in other G&A operating expenses included increases in payroll and related costs and directors’ and officers’ insurance costs, both as a result of our becoming a public company.

Other Income (Expense), net

Year Ended December 31,
2015		2014		2013
Dollar amounts in thousands
	% change		% change
$101	-20%	$126	-103%	$(3,756)

During 2015, there was $101 thousand of interest income and dividends earned on our cash and cash equivalents, marketable securities and restricted cash. The decrease in interest income from the year ended December 31, 2014 was due to lower interest rates on a higher average balance in 2015.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2015, we have raised an aggregate of approximately $237.5 million to fund our operations, including (1) proceeds of $75.2 million, net of underwriting discounts and commissions and offering expenses paid by us from our follow-on offering of our common stock, which closed in August 2015; (2) proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses paid by us, from our IPO, which closed in February 2014; (3) $32.5 million under our license agreements, primarily with Maruishi and CKD, and an earlier product candidate for which development efforts ceased in 2007; (4) proceeds of $65.9 million from the sale of shares of our convertible preferred stock, including Junior A convertible preferred stock; and (5) $7.4 million of net proceeds from debt financings, including convertible promissory notes and the Connecticut Innovations, Inc. Term Loan, described below. As of December 31, 2015, we had $106.7 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which we expect will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD.

In order to fund future operations, including our planned clinical trials, we filed a shelf registration statement on Form S-3 (File No. 333-203072), which the Securities and Exchange Commission (“SEC”) declared effective on May 13, 2015. This shelf registration statement provides for aggregate offerings of up to $150 million of common stock, preferred stock, debt securities, warrants or any combination thereof. On August 4, 2015, we completed a follow-on public offering of 4,327,956 shares of our common stock, including 564,516 shares sold pursuant to the full exercise by the underwriters of their option to buy additional shares, pursuant to this shelf registration statement and a related prospectus supplement dated July 29, 2015, filed with the SEC on July 30, 2015. We received gross proceeds from the offering of approximately $80.5 million, or net proceeds of $75.2 million after deducting the underwriting discounts and commissions and offering expenses paid by us. We may offer additional securities under this shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

In addition, under the Maruishi Agreement, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees.

During the second quarter of 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain for which we earned a clinical development milestone payment of $480 thousand, net of contractual foreign currency exchange adjustments of $20 thousand. During the third quarter of 2015, Maruishi initiated a Phase 2 trial in Japan related to CR845 for the treatment of uremic pruritus for which we earned a clinical development milestone payment of $1.7 million, net of contractual foreign currency exchange adjustments of $275 thousand.

Under the CKD Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees.

During the third quarter of 2015, we met the milestone criteria, as defined in the CKD Agreement, for both completion of a Phase 1b trial of Oral CR845 in the United States and completion of a Phase 2 trial of CR845 in the United States for the treatment of uremic pruritus, for which we earned clinical development milestone payments totaling $626 thousand, net of South Korean withholding tax of $124 thousand.

The next potential milestone payment that we could be entitled to receive under the Maruishi Agreement will be for a clinical development milestone for completion by us in the United States of the first Phase 3 pivotal trial of CR845 in acute pain. If achieved, this milestone will result in a payment of $1.0 million, before any foreign exchange adjustment, being due to us. The next potential milestone payment that we could be entitled to receive under the CKD Agreement will be for a clinical development milestone for completion of a Phase 3 trial of CR845 in the United States for uremic pruritus. If achieved, this milestone will result in a payment $750 thousand, before South Korean withholding tax, being due to us.

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

Connecticut Innovations, Inc. Term Loan

In September 2007, we entered into a $4.0 million term loan with Connecticut Innovations, Inc., or CII. The loan bore interest at a 7.0% rate and was payable in monthly installments over five years. In connection with the loan, we also issued a warrant to CII to purchase 19,851 shares of our common stock at an exercise price of $10.08. In September 2012, we amended the terms of the loan to defer all payments due between July 1, 2012 and December 31, 2012 until January 2, 2013 and to increase the interest rate on the loan to 8.5%. We repaid the outstanding amount of $307 thousand under the loan from CII, including accrued interest, in April 2013. On July 31, 2014, CII exercised its outstanding warrant to purchase 19,851 shares of our common stock, in a cashless exercise, resulting in the issuance of 6,383 shares of our common stock.

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. See Part II Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Use of Proceeds in this Annual Report on Form 10-K regarding the use of the net proceeds from our IPO.

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

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. In particular, because we do not have sufficient financial resources to meet all of our development objectives, especially the completion of our planned development of Oral CR845 and I.V. CR845 in uremic pruritus, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include: (1) completing required trials for I.V. CR845 in postoperative pain to enable an NDA submission; (2) completing a Phase 2b trial of Oral CR845 in chronic pain; and (3) advancing our CR845 uremic pruritus program through a Phase 2/3 adaptive pivotal trial, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of December 31, 2015 will be sufficient for us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash (used in) provided by operating activities	$(21,478)	$(17,642)	$2,829
Net cash used in investing activities	(91,677)	(42)	(5)
Net cash provided by financing activities	75,593	57,990	8,416

Net increase (decrease) in cash and cash equivalents	$(37,562)	$40,306	$11,240

Net cash (used in) provided by operating activities

Net cash used in operating activities for the year ended December 31, 2015 consisted primarily of a net loss of $24.7 million, a $0.2 million inflow from net changes in operating assets and liabilities and a $3.0 million cash inflow from net non-cash charges. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.8 million and stock-based compensation expense of $2.5 million, partially offset by deferred rent costs of $0.3 million. The net change in operating assets and liabilities primarily consisted of cash outflows from a $1.5 million decrease in deferred revenue, in connection with the completion of our obligation to deliver R&D services to Maruishi in 2015 under the Maruishi Agreement, a $1.4 million increase in prepaid expenses, primarily related to increases in prepaid clinical costs and an increase in income tax receivable of $0.2 million. Those cash outflows were partially offset by a cash inflow from a $3.3 million increase in accounts payable and accrued expenses.

Net cash used in operating activities for the year ended December 31, 2014 consisted primarily of a net loss of $17.7 million and a $1.8 million outflow from net changes in operating assets and liabilities, partially offset by $1.9 million cash inflow from net non-cash charges. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.8 million and stock-based compensation expense of $1.4 million, partially offset by deferred rent costs of $0.3 million. The net change in operating assets and liabilities primarily consisted of cash outflows from a $2.0 million decrease in deferred revenue from the Maruishi Agreement and a $0.1 million cash outflow related to income tax receivable. Those cash outflows were partially offset by a cash inflow of $0.4 million from a decrease in prepaid expenses, primarily related to decreases in prepaid clinical costs.

Net cash provided by operating activities for the year ended December 31, 2013 consisted primarily of a net loss of $4.0 million, offset by $4.4 million of net non-cash charges and a $2.4 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of $3.6 million of aggregate non-cash interest and amortization of beneficial conversion feature on our convertible promissory notes, depreciation and amortization expense of $0.8 million, amortization of deferred financing costs of $0.1 million and $0.1 million of stock-based compensation expense. Those increases were partially offset by deferred rent costs of $0.2 million. The net change in operating assets and liabilities primarily consisted of cash inflows from a $3.5 million increase in deferred revenue from the Maruishi Agreement and a $0.7 million increase in accounts payable and accrued expenses, partially offset by a cash outflow of $1.7 million, primarily related to costs of our IPO included in prepaid expense.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2015, primarily included a cash outflow of $91.7 million related to the purchase of available-for-sale marketable securities. Net cash used in investing activities for the years ended December 31, 2014 and 2013 related to the purchase of office equipment and furniture.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2015 consisted primarily of gross proceeds of $80.5 million from our follow-on offering of common stock, partially offset by $5.3 million of underwriting discounts and commissions and offering expenses paid by us during the year ended December 31, 2015, and proceeds of $0.4 million received from stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2014 consisted primarily of gross proceeds of $63.3 million from our IPO, partially offset by $5.5 million of underwriting discounts and commissions and offering expenses paid by us during the year ended December 31, 2014, proceeds of $0.1 million received from stock option exercises and proceeds of $0.1 million from the sale of our common stock to our Chief Medical Officer.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2015 (in thousands).

	Payment Due for the Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Shelton operating lease (1)	$913	$740	$—	$—	$—	$—	$1,653
Stamford operating lease (2)	288	875	1,093	1,217	1,241	3,650	8,364

	$1,201	$1,615	$1,093	$1,217	$1,241	$3,650	$10,017

(1)	We lease our operating facility located in Shelton, Connecticut (see Note 21 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K).
(2)	In December 2015, we signed a lease for office space in Stamford, Connecticut for the purpose of relocating our operating facility as of May, 2016 (see Note 21 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K).

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

Stock-Based Compensation

We grant stock options to employees, non-employee directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the Board of Directors’ awards of stock-based compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the Statements of Comprehensive Loss based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model.

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

Expected volatility is based on an analysis of guideline companies, which is applied consistently from period to period, in accordance with ASC 718. The expected life of stock options granted to employees and non-employee directors is determined using the average of the vesting period and term, an accepted method for our option grants under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. A higher volatility input to the Black-Scholes option valuation model increases the resulting compensation expense, while a shorter expected term would result in a lower compensation expense.

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

Marketable Securities

We invest our excess cash in various types of securities, including money market funds, corporate notes, commercial paper and obligations of the U.S. government and government-sponsored entities. We deem certain of those investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification section 320-10-20. We consider our marketable securities to be available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. All marketable securities are reported in Marketable Securities in the Balance Sheets.

We review each of our available-for-sale marketable securities for other-than-temporary impairment declines in fair value below its amortized cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

If a decline in the fair value of an available-for-sale marketable debt security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value. If we intend to sell the security or it is more likely than not that we will be forced to sell the security before recovery of the amortized cost of the security, the loss is recognized in net income. Otherwise, the loss is separated into a portion representing a credit loss, which is recorded in net income, and the remainder is recorded in Other Comprehensive Income, net of taxes. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks.

Our financial instruments consist of cash, cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Marketable securities are reported on our Balance Sheets at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by pricing services, as described below.

In accordance with the accounting standard for fair value measurements, we have classified our financial instruments as level 1 or level 2 within the fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets and liabilities. Fair values determined by Level 2 inputs use observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data. We did not have any financial instruments classified as Level 3 during the years ended December 31, 2015, 2014 or 2013.

We estimate the fair values of our financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, other U.S. government agency obligations, corporate bonds and commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service.

We validate the prices provided by our third party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the pricing service. After completing its validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2015. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations.

Research and Development Expenses

R&D costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Research and development expenses include, among other costs, salaries and other personnel-related costs, costs to conduct clinical trials, costs to manufacture product candidates and clinical supplies, laboratory supplies costs and facility-related costs. Non-refundable research and development advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed.

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

We did not issue shares of common stock, options or warrants to purchase common stock or, except as described above, any other instruments convertible into. common stock between January 1, 2012 and January 30, 2014, the effective date of our initial public offering, other than the issuance of common stock upon the exercise of outstanding stock options. However, we estimated the fair value of our common stock as of December 31, 2012 and December 31, 2013 for purposes of revaluing outstanding options held by non-employee consultants and adjusting compensation expense accordingly during the vesting period of those options as required by GAAP. We also estimated the fair value of our common stock as of February 28, 2013 for purposes of accounting for the conversion of preferred stock, as described above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest a majority of our cash reserves in a variety of available-for-sale marketable securities, including money market funds and investment-grade debt instruments, principally corporate notes, commercial paper and direct obligations of the U.S. government and government-sponsored entities, and in cash equivalents. As of December 31, 2015, we have invested $91.6 million of our cash reserves in such marketable securities. Those marketable securities include $49.7 million of investment grade debt instruments with an average interest rate of approximately 0.53% and maturities through September 2016 and $41.9 million of money market funds with an average interest rate of 0.26%. As of December 31, 2014, we had $52.7 million of interest-bearing money market accounts, classified as cash equivalents. We maintain an investment portfolio in accordance with our investment policy, which includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and to meet operating needs. Our investments are subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated and we do not believe a change in interest rates would have a material impact on our financial statements. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 of Part II is incorporated by reference to the Financial Statements filed with this Annual Report on Form 10-K. See Item 15. Exhibits, Financial Statement Schedules in this Annual Report on Form 10-K.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on the assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an audit or attestation report from our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report for so long as we remain an “emerging growth company” under the Jumpstart Our Business Startups Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Executive Officers and Directors of Cara”, “Director Nomination Process”, “Information Regarding the Board of Directors and its Committees – Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Compensation of Named Executive Officers”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons” and “Independence of the Board of Directors” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

3.    List of Exhibits

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

10.1+(3)	Form of Indemnity Agreement.

10.2+(4)	2004 Stock Incentive Plan, as amended, and forms of Stock Option Agreement thereunder.

10.3+(3)	2014 Equity Incentive Plan.

10.3.1(3)	Form of Stock Option Agreement under 2014 Equity Incentive Plan

10.3.2(3)	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan

10.4+(3)	Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc., as amended to date.

10.5(4)	Fourth Amended and Restated Investors Rights Agreement dated April 25, 2013 among the Registrant and certain of its stockholders, as amended.

10.6(4)	Lease Agreement dated September 18, 2006 between the Registrant and Shelton Parrott Associates, L.L.C., as amended.

10.7*(4)	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.

10.8*(4)	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.

10.9(4)	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.

Exhibit No.	Description of Exhibit

10.10+(5)	Employment Agreement with Derek Chalmers.

10.11+(6)	Employment Agreement with Frédérique Menzaghi.

10.12+(7)	Employment Agreement with Josef Schoell.

10.13+(3)	Non-Employee Director Compensation Policy.

10.14+(8)	Employment Agreement with Joseph Stauffer.

10.15(9)	Lease Agreement dated December 21, 2015 between the Registrant and Four Stamford Plaza Owner L.L.C.

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Definition Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith
(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36279) filed with the Securities and Exchange Commission on August 10, 2015 and incorporated herein by reference.
(4)	Filed as an exhibit (having the same exhibit number) to the Registration Statement on Form S-1 Registration No. 333-192230) filed with the Securities and Exchange Commission on January 17, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(6)	Filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(7)	Filed as exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(8)	Filed as exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36279) filed with the Securities and Exchange Commission on March 27, 2015 and incorporated herein by reference.
(9)	Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on December 23, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2016.

CARA THERAPEUTICS, INC.

By:	/s/ DEREK CHALMERS
Name: Derek Chalmers, Ph.D., D.Sc.
Title: President and Chief Executive Officer

Signature	Title	Date

/s/ DEREK CHALMERS Derek Chalmers, Ph.D., D.Sc.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ JOSEF SCHOELL Josef Schoell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2016

/s/ HARRISON BAINS Harrison Bains	Director	March 10, 2016

/s/ JEFFREY IVES Jeffrey Ives, Ph.D.	Director	March 10, 2016

/s/ DEAN SLAGEL Dean Slagel	Director	March 10, 2016

/s/ MARTIN VOGELBAUM Martin Vogelbaum	Director	March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cara Therapeutics, Inc.

We have audited the accompanying balance sheets of Cara Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cara Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Stamford, Connecticut

March 10, 2016

CARA THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$15,101	$52,663
Marketable securities,	91,640	—
Income tax receivable	384	200
Interest receivable	80	—
Prepaid expenses	1,729	287

Total current assets	108,934	53,150
Property and equipment, net	1,263	2,084
Restricted cash	700	700

Total assets	$110,897	$55,934

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,268	$1,946
Deferred Revenue	—	1,452

Total current liabilities	5,268	3,398
Deferred lease obligation	585	874
Commitments and contingencies (Note 21)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2015 and December 31, 2014; zero shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and December 31, 2014; 27,254,863 shares and 22,802,039 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	209,943	131,840
Accumulated deficit	(104,891)	(80,201)
Accumulated other comprehensive loss	(35)	—

Total stockholders’ equity	105,044	51,662

Total liabilities and stockholders’ equity	$110,897	$55,934

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
License and milestone fees	$1,710	$302	$9,637
Collaborative revenue	2,093	2,201	2,225
Clinical compound revenue	—	674	102

Total revenue	3,803	3,177	11,964

Operating expenses:
Research and development	21,221	15,068	8,685
General and administrative	7,770	6,181	3,516

Total operating expenses	28,991	21,249	12,201

Operating loss	(25,188)	(18,072)	(237)
Other income (expense), net	101	126	(3,756)

Loss before benefit from income taxes	(25,087)	(17,946)	(3,993)
Benefit from income taxes	397	201	30

Net loss	$(24,690)	$(17,745)	$(3,963)

Net loss available to common stockholders:
Basic and Diluted	$(24,690)	$(17,745)	$(3,072)

Loss per share available to common stockholders:
Basic and Diluted	$(1.00)	$(0.85)	$(0.74)

Weighted average shares:
Basic and Diluted	24,620,372	20,965,935	4,133,138

Other comprehensive loss, net of tax of $0:
Unrealized gains (losses) on available for sale marketable securities	(35)	—	—

Total comprehensive loss	$(24,725)	$(17,745)	$(3,072)

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ (Deficit) Equity	Convertible Preferred Stock		Beneficial Conversion Feature on Convertible Promissory Notes Amount
	Shares	Amount					Shares	Amount
Balance at December 31, 2012	3,328,698	$3	$1,248	$(59,384)	$—	$(58,133)	26,636,118	$58,522	$2,050
Issuance of Junior A convertible preferred stock	—	—	—	—	—	—	2,105,263	7,642	—
Preferred stock converted to common shares	959,545	1	3,574	891	—	4,466	(2,246,743)	(4,466)	—
Convertible promissory notes converted to Series D preferred stock	—	—	—	—	—	—	2,692,291	3,888	—
Beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	1,382
Reclassification of beneficial conversion feature	—	—	3,432	—	—	3,432	—	—	(3,432)
Stock-based compensation expense	—	—	123	—	—	123	—	—	—
Net loss	—	—	—	(3,963)	—	(3,963)	—	—	—

Balance at December 31, 2013	4,288,243	4	8,377	(62,456)	—	(54,075)	29,186,929	65,586	—
Preferred stock converted to common shares	12,554,171	13	65,573	—	—	65,586	(29,186,929)	(65,586)	—
Sale of common stock in initial public offering ($11.00 per share), net of underwriting discounts and commissions and offering expenses of $6,953	5,750,000	6	56,291	—	—	56,297	—	—	—
Sale of common stock in a private placement ($8.74 per share)	11,442	—	100	—	—	100	—	—	—
Stock-based compensation expense	—	—	1,371	—	—	1,371	—	—	—
Shares issued upon exercise of stock options	191,800	—	128	—	—	128	—	—	—
Shares issued upon cashless exercise of warrants	6,383	—	—	—	—	—	—	—	—
Net loss	—	—	—	(17,745)	—	(17,745)	—	—	—

Balance at December 31, 2014	22,802,039	23	131,840	(80,201)	—	51,662	—	—	—
Sale of common stock in a follow-on public offering ($18.60 per share), net of underwriting discounts and commissions and offering expenses of $5,269	4,327,956	4	75,227	—	—	75,231	—	—	—
Stock-based compensation expense	—	—	2,514	—	—	2,514	—	—	—
Shares issued upon exercise of stock options	124,868	—	362	—	—	362	—	—	—
Net loss	—	—	—	(24,690)	—	(24,690)	—	—	—
Other comprehensive income (loss)	—	—	—	—	(35)	(35)	—	—	—

Balance at December 31, 2015	27,254,863	$27	$209,943	$(104,891)	$(35)	$105,044	—	$—	$—

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(24,690)	$(17,745)	$(3,963)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Stock-based compensation expense	2,514	1,371	123
Change in fair value of liability under license agreement	—	—	(35)
Accrued interest and amortization of beneficial conversion feature on promissory notes	—	—	3,605
Loss on write-off of fixed assets	2	—	—
Depreciation & amortization	839	783	789
Amortization/accretion of available-for-sale securities	(18)	—	—
Deferred rent costs	(289)	(265)	(238)
Amortization of financing costs	—	—	117
Changes in operating assets and liabilities:
Income tax receivable	(184)	(139)	(30)
Interest receivable	(80)	—	—
Prepaid expenses	(1,442)	388	(1,736)
Accounts payable and accrued expenses	3,322	(12)	722
Deferred revenue	(1,452)	(2,023)	3,475

Net cash (used in) provided by operating activities	(21,478)	(17,642)	2,829

Investing activities
Purchase of available-for-sale marketable securities	(91,657)	—	—
Purchases of property and equipment	(20)	(42)	(5)

Net cash used in investing activities	(91,677)	(42)	(5)

Financing activities
Proceeds from convertible promissory notes	—	—	1,462
Financing costs on convertible promissory notes	—	—	(70)
Repayment of convertible promissory notes	—	—	(311)
Repayment of long-term debt	—	—	(307)
Proceeds from sale of common stock	—	100	—
Proceeds from sale of Junior A convertible preferred stock	—	—	7,642
Proceeds from the exercise of stock options	362	128	—
Proceeds from initial public offering, net of issuance costs	—	57,762	—
Proceeds from follow-on offering, net of issuance costs	75,231	—	—

Net cash provided by financing activities	75,593	57,990	8,416

Net cash increase (decrease) for the period	(37,562)	40,306	11,240
Cash and cash equivalents at beginning of period	52,663	12,357	1,117

Cash and cash equivalents at end of period	$15,101	$52,663	$12,357

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$37
Noncash financing activities
Conversion of convertible preferred stock to common stock	$—	$65,586	$—
Reclassification of prepaid IPO costs paid in 2013	—	1,465	—
Conversion of convertible promissory notes to Series D convertible preferred stock	—	—	3,888

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

As of December 31, 2015, the Company has raised aggregate net proceeds of approximately $204,800 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and its follow-on offering, which closed in August 2015 (see Note 12, Stockholders’ Equity), and the issuance of debt. In addition, the Company earned approximately $32,500 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd. (“Maruishi”) and Chong Kun Dang Pharmaceutical Corp. (“CKD”), and for an earlier product candidate for which development efforts ceased in 2007.

In connection with the license of rights to CR845 in Japan to Maruishi and as part of the earnings described above, in April 2013, the Company received an upfront payment of $15,000, and in August 2014 and September 2015, the Company received an additional $480 and $1,725 (net of contractual foreign currency exchange adjustments), respectively, in milestone payments. In connection with the license of rights to CR845 in South Korea to CKD and as part of the earnings described above, in 2012, the Company received aggregate upfront and milestone payments of $1,190, and in August 2015 and October 2015, the Company received an additional $209 and $417 (net of South Korean withholding taxes), respectively, in milestone payments.

As of December 31, 2015, the Company had unrestricted cash and cash equivalents and marketable securities of $106,740 and an accumulated deficit of $104,891. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized a net loss of $24,690 and had net cash used in operating activities of $21,478 for the year ended December 31, 2015. The Company expects that cash and cash equivalents and marketable securities at December 31, 2015 will be sufficient to fund its operations beyond one year.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally-accepted accounting principles in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from the Company’s estimates and assumptions. Significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, useful lives of fixed assets, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, the determination of prepaid research and development clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company invests its cash reserves in money market funds or high-quality marketable securities in accordance with its investment policy. The stated objectives of its investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. The Company’s cash, cash equivalents and marketable securities are held by a few major financial institutions. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, deposits with banks and highly liquid money market funds with holdings of cash.

Marketable Securities

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification section 320-10-20. The Company considers its marketable securities to be available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in accumulated other comprehensive income (loss) (“AOCI”) as a separate component of stockholders’ equity. Marketable securities are reported in Marketable Securities in the Balance Sheets. Other income (expense), net, includes interest, realized gains and losses on sales of securities and other-than-temporary impairment (“OTTI”) declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

The Company reviews its available-for-sale marketable securities for OTTI declines in fair value below its cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

If a decline in the fair value of an available-for-sale marketable debt security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value. If the Company intends to sell the security or it is more likely than not that the Company will be forced to sell the security before recovery of the amortized cost of the security, the loss is recognized in net income. Otherwise, the loss is separated into a portion representing a credit loss, which is recorded in net income, and the remainder is recorded in Other Comprehensive Income (“OCI”), net of taxes. See Note 3, Marketable Securities, and Note 13, Fair Value Measurement.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks.

The Company’s financial instruments consist of cash, cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Marketable securities are reported on the Company’s Balance Sheets at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by pricing services, as described below.

Current accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with Accounting Standards Codification (“ASC”) section 820, and requires certain disclosures about fair value measurements. The valuation techniques included in the guidance are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

The Company classifies its investments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

The Company records transfers between levels in the hierarchy by assuming that the transfer occurred at the end of the quarter or year-to-date period.

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, other U.S. government agency obligations, corporate bonds and commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

The Company validates the prices provided by its third party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the pricing service. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2015. The Company did not have any financial instruments categorized as level 2 as of December 31, 2014.

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

Asset Category	Useful Lives
Computer and office equipment	5 years
Laboratory equipment	8 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Lesser of 10 years or life of lease

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

Common Stock and Convertible Preferred Stock Valuation

Due to the absence of an active market for the Company’s common stock and convertible preferred stock prior to its IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”) to estimate the fair value of its common stock and convertible preferred stock at various reporting dates and in conjunction with various transactions. Each valuation included estimates and assumptions that required the Company’s judgment. These estimates included assumptions regarding future performance, including the probability of successful completion of preclinical studies and clinical trials and FDA approval of product candidates containing CR845, and the probability and estimated time to complete financing and collaborative transactions. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock and convertible preferred stock at each valuation date. At the time of the completion of the Company’s IPO on February 5, 2014, all convertible preferred stock was converted to its common stock. Subsequent to the IPO, the fair value of the Company’s common stock is determined by reference to the relevant closing price of the Company’s common stock on the NASDAQ Global Market.

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

Research and Development Expenses

Research and development (“R&D”) costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Research and development expenses include, among other costs, salaries and other personnel-related costs, costs to conduct clinical trials, costs to manufacture product candidates and clinical supplies, laboratory supplies costs and facility-related costs. Non-refundable research and development advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2015 and 2014, the Company recorded $1,500 and $177 as prepaid R&D expense, respectively.

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There were no material uncertain tax positions taken as of December 31, 2015 and December 31, 2014. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

Stock-Based Compensation

The Company grants stock options to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the Board of Directors’ awards of stock-based compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the Statements of Comprehensive Loss based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model.

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

Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents may include convertible preferred stock, convertible promissory notes and outstanding stock options and stock warrants, which are included under the treasury stock method when dilutive. The computation of diluted net loss per share for each of the years ended December 31, 2015, 2014 and 2013 does not include common stock equivalents since such inclusion would be antidilutive.

During the year ended December 31, 2013, the Company computed basic net income (loss) per share available to common stockholders using the “two-class” method, which includes the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). Prior to its IPO, the Company’s shares of convertible preferred stock were participating securities as defined by ASC 260-10, Earnings Per Share. In conjunction with the closing of the IPO on February 5, 2014, all outstanding shares of convertible preferred stock were automatically converted to shares of the Company’s common stock (see Note 11, Convertible Preferred Stock).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Under the two-class method, basic net income (loss) per share available to common stockholders is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company allocates net income on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. Diluted net income (loss) per share is computed using the more dilutive of (1) the two-class method, or (2) the “if-converted” method. Refer to Note 18, Net Loss per Share, for the Company’s calculations of net loss per share available to common stockholders for the periods presented.

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

Leases

The Company recognizes rent expense for operating leases on a straight-line basis over the term of the lease, beginning on the date the Company takes possession of the property. Rent expense includes the base amounts stated in the lease agreement as well as the effect of reduced or free rent and rent escalations. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at the Company’s sole discretion. The expected lease term is one of the factors used to determine whether a lease is classified operating or capital and is used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent and classified within long-term liabilities. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and classified as long-term liabilities. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense. Penalties paid to landlords to terminate a lease before the contractual end date of the lease are recognized on an undiscounted basis in the Statements of Comprehensive Loss.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for periods beginning after December 15, 2018 and is required to be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as part of its simplification initiative to reduce complexity in accounting standards. ASU 2015-17 was issued because the current requirement that current and noncurrent portions of deferred taxes be presented separately on the balance sheet results in little or no benefit to

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

users of financial statements since the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. Earlier application of ASU 2015-17 is permitted for all entities as of the beginning of any interim or annual reporting period. The Company intends to adopt ASU 2015-17 prospectively as of January 1, 2017, which is not expected to have a material effect on its results of operations, financial position or cash flows.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which changes the principle under which the Company will recognize revenue from contracts with customers from one which requires the Company to satisfy specific criteria before recognizing revenue to one which requires the Company to recognize revenue in an amount that reflects the

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. The amount of revenue to be recognized in any reporting period is determined by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (i.e., January 1, 2018). The Company is allowed to adopt ASU 2014-09 either (1) retrospectively to each prior reporting period presented using several practical expedients related to completed contracts and required disclosures, or (2) using a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application, including disclosure of the effect of using this method of adoption on the financial statement line items. The Company is currently in the process of deciding which method of adoption it will use and the effect of adoption of ASU 2014-09 on its results of operations, financial position and cash flows.

3. Available-for-Sale Marketable Securities

As of December 31, 2015, the Company’s available-for-sale marketable securities consisted of money market mutual funds and debt securities issued by the U.S. government and government-sponsored entities and by investment grade institutions. As of December 31, 2014 and for the years ended December 31, 2014 and 2013, all of the Company’s funds were held in money market savings and checking accounts that were classified as cash equivalents and not as available-for-sale marketable securities.

The following table summarizes the Company’s available-for-sale marketable securities by major type of security as of December 31, 2015:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
Type of Security		Gains	Losses
Money market mutual funds	$42,017	$—	$(31)	$41,986
U.S. Treasury securities	2,528	—	—	2,528
Other U.S. government agency obligations	13,492	4	—	13,496
Corporate bonds	14,194	—	(6)	14,188
Commercial paper	19,444	1	(3)	19,442

Total available-for-sale marketable securities	$91,675	$5	$(40)	$91,640

All available-for-sale marketable securities are classified in the Balance Sheets as Marketable Securities.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company classifies its marketable debt securities based on their contractual maturity dates. The marketable debt securities as of December 31, 2015 mature at various dates through September 2016. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for-sale marketable securities.

	As of December 31,
	2015		2014
Contractual maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$49,653	$49,657	$—	$—

For the year ended December 31, 2015, there were no sales of available-for-sale marketable securities.

The following table shows the fair value of the Company’s available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market mutual funds	$30,985	$(31)	$—	$—	$30,985	$(31)
Corporate bonds	14,187	(6)	—	—	14,187	(6)
Commercial paper	11,960	(3)	—	—	11,960	(3)

Total	$57,132	$(40)	$—	$—	$57,132	$(40)

As of December 31, 2015, the Company held a total of 15 positions that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of December 31, 2015. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the year ended December 31, 2015. As of December 31, 2014 and for the years ended December 31, 2014 and 2013, all of the Company’s funds were held in money market savings and checking accounts that were classified as cash equivalents and not as available-for-sale marketable securities. For the year ended December 31, 2015, there were no reclassifications from AOCI since there were no sales of available-for-sale marketable securities.

Total Accumulated Other Comprehensive (Loss)
Balance, December 31, 2014	$—

Other comprehensive loss before reclassifications	(35)
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive loss	(35)

Balance, December 31, 2015	$(35)

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

5. Prepaid Expenses

As of December 31, 2015, prepaid expenses was $1,729, consisting of $1,500 of prepaid R&D clinical costs, $98 of prepaid insurance, $96 of prepaid rent and $35 of other costs. As of December 31, 2014, prepaid expenses was $287, consisting of $92 of prepaid insurance, $177 of prepaid R&D clinical costs and $18 of other costs.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2015	2014
Computer and office equipment	$314	$309
Laboratory equipment	232	233
Furniture and fixtures	155	156
Software	126	126
Leasehold improvements	7,453	7,453

	$8,280	$8,276
Less accumulated depreciation and amortization	7,017	6,192

Property and equipment, net	$1,263	$2,084

Depreciation and amortization expense included in research and development expense and general and administrative expense was $839, $783 and $789 for the years ended December 31, 2015, 2014 and 2013, respectively.

In connection with the Company’s relocation of its operating facility from Shelton, Connecticut to Stamford, Connecticut, the Company began accelerating the amortization of the Shelton leasehold improvements from December 2015 (see Note 21, Commitments and Contingencies).

7. Restricted Cash

The Company is required to maintain stand-by letters of credit as a security deposit under each of the Shelton Lease and the Stamford Lease (refer to Note 21, Commitments and Contingencies). The fair value of each letter of credit approximates its contract value. In each case, the Company’s bank requires the Company to maintain restricted cash balances to serve as collateral for the letter of credit issued to the respective landlords by the bank. As of December 31, 2015, the restricted cash balance for the Shelton Lease was invested in a bank certificate of deposit and remains at $700 through the end of the lease term in 2017.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

For the Stamford Lease, the letter of credit balance remains at $769 for the first three years following commencement of the Stamford Lease and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in 2023. The reduction in the balance of the Letter of Credit for the Stamford Lease is contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. As of December 31, 2015, the money market account into which the Company will deposit the cash collateral for the letter of credit for the Stamford Lease had not been established and none of that cash was restricted. The restricted money market account was funded in January 2016. As of both December 31, 2015 and 2014, the Company had $700 of restricted cash in long-term assets.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2015	2014
Accounts payable	$1,965	$515
Accrued research projects	1,542	549
Accrued professional fees	371	266
Accrued compensation and benefits	1,204	504
Accrued other	186	112

	$5,268	$1,946

9. Convertible Promissory Notes

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

Deferred financing costs related to the convertible promissory notes were amortized over the life of the related debt using the effective interest method. For the year ended December 31, 2013, deferred financing cost of $117 was amortized and included in interest expense, within other income (expense), net.

10. Long-Term Debt

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

11. Convertible Preferred Stock

In connection with the Notes (refer to Note 9, Convertible Promissory Notes), as of February 2013, the holders of 2,246,743 shares of preferred stock who did not participate in the Note financing had their shares of preferred stock converted into 959,545 shares of common stock.

In April 2013, the Company issued to Maruishi (refer to Note, 14, Collaborations) 2,105,263 shares of Junior A convertible preferred stock (“Junior A Preferred Stock”), having an estimated fair value of $7,663. The shares were sold as part of the license transaction with Maruishi.

In September 2013, the Company issued an aggregate of 2,692,291 shares of Series D convertible preferred stock upon the conversion of the Notes (refer to Note 9, Convertible Promissory Notes). Each series of convertible preferred stock is referred to as that series’ Preferred Stock. All series of convertible stock are, collectively, referred to as Preferred Stock.

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

Upon the closing of the Company’s IPO on February 5, 2014, all 29,186,929 shares of the Company’s Preferred Stock that were issued and outstanding on that date were automatically converted into an aggregate of 12,554,171 shares of its common stock. As of December 31, 2015 and 2014, there were no shares of Preferred Stock issued or outstanding.

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

Dividends

Dividends on all series of outstanding Preferred Stock were payable when and if declared by the Company’s Board of Directors. No dividends shall be paid to the holders of the Company’s common stock unless equivalent dividends have been declared and paid on each series of outstanding Preferred Stock. No dividends were declared or paid by the Company for any period during which the Preferred Stock was outstanding through the date of the closing of the Company’s IPO.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Registration Rights

The former holders of shares of Preferred Stock have certain registration rights as set forth in an amended and restated investors’ rights agreement by and among the Company and certain of its stockholders.

12. Stockholders’ Equity

The Company’s Board of Directors has authorized 100,000,000 shares of the Company’s common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2015, there were 27,254,863 shares of common stock and no shares of preferred stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

On January 30, 2014, the Company’s registration statement on Form S-1 relating to its IPO was declared effective, providing for the sale of 5,750,000 shares of the Company’s common stock at a public offering price of $11.00 per share, for an aggregate offering price of $63,250. As a result of the IPO, the Company received net proceeds of $56,297 after deducting $6,953 of underwriting discounts and commissions and offering expenses paid by the Company.

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

On July 29, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 3,763,440 shares of its common stock (the “Offering”). The Offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-203072), filed with the SEC on March 27, 2015 and declared effective on May 13, 2015, and a related prospectus supplement dated July 29, 2015, which was filed with the SEC on July 30, 2015. As part of the Offering, the Company granted the underwriters an option to purchase 564,516 additional shares of common stock. On August 4, 2015, the Company closed the Offering, including the full exercise of the underwriters’ option to purchase 564,516 additional shares of common stock, at a public offering price of $18.60 per share. The Company received net proceeds of approximately $75,231, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

13. Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2015:

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument
Cash and cash equivalents:
Money market mutual funds, savings account and checking account	$15,101	$15,101	$—	$—

Available-for-sale marketable securities:

Money market mutual funds	41,986		41,986	—

U.S. Treasury securities	2,528		2,528	—
Other U.S. government agency obligations	13,496		13,496	—
Corporate bonds	14,188		14,188	—
Commercial paper	19,442		19,442	—

Restricted cash:

Bank Certificate of Deposit	700	700	—	—

Total financial assets	$107,441	$15,801	$91,640	$—

Fair value measurement as of December 31, 2014:

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument
Cash equivalents:
Money market savings account and checking account	$52,663	$52,663	$—	$—

Restricted cash:
Bank Certificate of Deposit	700	700	—	—

	$53,363	$53,363	$—	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2015, 2014 and 2013. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2015, 2014 and 2013.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

14. Collaborations

Chong Kun Dang Pharmaceutical Corporation

In April, 2012, the Company entered into a license agreement with CKD (the “CKD Agreement”) that provides CKD with the exclusive rights to develop, manufacture and commercialize products containing CR845 in South Korea. Under the CKD Agreement, the Company received a non-refundable and non-creditable amount of $1,000 and is eligible to receive milestone payments totaling $3,750, relating to pre-defined clinical development ($2,250) and regulatory events ($1,500), as well as royalties on sales of any marketed products containing CR845. The Company has accounted for the milestones under ASC 605 Revenue Recognition – Milestone Method. At the time of execution of the CKD Agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones are substantive in nature as they are commensurate with the enhancement of value of the delivered license because they relate to clinical success and advancement within the FDA drug development platform. The milestones also relate solely to past performance and monetary investment of the Company to achieve the clinical advancement.

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

In July 2015, the Company met the milestone criteria, as set forth in the CKD Agreement, for completion of a Phase 1b trial of Oral CR845 in the United States. As a result, in August 2015, the Company received a milestone payment of $209 (net of South Korean withholding tax of $41) from CKD. In September 2015, the Company met the milestone criteria, as set forth in the CKD Agreement, for completion of a Phase 2 trial of CR845 in uremic pruritus patients in the United States. As a result, in October 2015, the Company received a milestone payment of $417 (net of South Korean withholding tax of $83) from CKD. Both milestones were considered to be substantive and the full amount of the milestone payments was recognized as milestone revenue when the milestones were achieved.

The next potential milestone that the Company could be entitled to receive under the CKD Agreement will be a clinical development milestone for completion of a Phase 3 trial of CR845 in uremic pruritus in the United States. If achieved, this milestone will result in a payment of $750, before South Korean withholding taxes, being due to the Company.

Maruishi Pharmaceutical Co., Ltd

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

Under the terms of the agreement, the Company received an upfront non-refundable, non-creditable license fee of $15,000. As indicated in Note 2, Summary of Significant Accounting Policies – Revenue Recognition, the Company accounts for arrangements of this type under ASC 605-25, Revenue Recognition - Multiple Element Arrangements. The Company has identified two deliverables under this guidance: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use. The Company has determined that the license has standalone value because Maruishi has the right to sublicense and manufacture CR845 in Japan. The second deliverable is the R&D services, which also have standalone value as similar services are sold separately by other vendors. Since both license and R&D services separability criteria have been met, they are being accounted for as separate units of accounting at the outset of the arrangement.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As a result, the total value of the arrangement of $15,337 (consisting of the $15,000 upfront payment, plus the additional amount assigned to these deliverables as a result of the Junior A Preferred Stock premium, see below) was allocated between the two units of accounting. The Company used its best estimate of the selling price of these units of accounting, since, as described in Note 2 Summary of Significant Accounting Policies – Revenue Recognition, neither VSOE nor TPE was available. To determine these estimates, the Company used a discounted cash flow method that forecasted and analyzed CR845 in the Japanese market, the phase of clinical development as well as considering recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, etc. As a result, at inception of this license agreement, the management of the Company determined that the license and the R&D services had estimated selling prices of $10,200 and $6,200, respectively. The resulting percentage allocations were applied to the $15,337 of total consideration, which resulted in $9,637 being assigned to the license unit of accounting, which was recognized immediately as license revenue, while $5,700 was assigned to the R&D services unit of accounting. The amount assigned to the R&D services unit of accounting was initially recorded as deferred revenue and was recognized as collaborative revenue as the services were provided through July 2015. As of December 31, 2015 and 2014, the Company had $0 and $1,452, respectively, of deferred revenue pursuant to the R&D services deliverable under the Maruishi Agreement.

Under the terms of the Maruishi Agreement, the Company is also entitled to receive aggregate milestone payments of $8,000 for events performed by Maruishi in Japan and $2,500 for events performed by the Company in the United States. At the time of execution of the Maruishi Agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones achieved in the United States are substantive in nature as they are commensurate with the enhancement of value of the delivered license as they relate to clinical success and advancement within the FDA drug development platform. The Company accounts for those milestone payments under ASC 605-28 Revenue Recognition – Milestone Method. However, the milestones achieved by Maruishi in Japan are not substantive and are accounted for in accordance with the multiple-element arrangement guidance in ASC 605-25.

During June 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain, which constituted achievement of one of the milestones specified in the license agreement and was considered not to be substantive. Accordingly, the Company allocated the non-refundable payment of $480, net of a contractual foreign currency exchange adjustment, to the two deliverables in the same proportion as the initial upfront payment had been allocated. The portion of the payment allocated to the previously delivered license deliverable ($302) was recognized as license revenue entirely at the time of achievement of the milestone. A portion of the payment allocated to the R&D services deliverable ($88) was recognized as collaborative revenue at the time of achievement of the milestone to the extent of R&D services provided through that date and the remainder ($90) was deferred and was recognized as collaborative revenue through July 2015, which was the period during which the Company provided R&D services to Maruishi.

In September 2015, Maruishi initiated a Phase 2 clinical trial of CR845 in Japan for uremic pruritus, which triggered a $1,725 milestone payment (net of contractual foreign currency exchange adjustments of $275) to the Company. At the time of achievement of the milestone, the Company had delivered all deliverables under the Maruishi Agreement. Since the milestone was achieved in Japan, it was deemed not to be substantive. Accordingly, the Company recognized $1,084 as milestone revenue and $641 as collaborative revenue in connection with achievement of this milestone.

The next potential milestone that the Company could be entitled to receive under the Maruishi Agreement will be a clinical development milestone for the completion of the first Phase 3 pivotal trial of CR845 in acute pain in the United States. If achieved, this milestone will result in a payment of $1,000, before contractual foreign currency exchange adjustments, being due to the Company.

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

Once the Company had title to the CR845 and had delivered it to Maruishi, prepaid expense related to that CR845 was reduced with an offset to R&D expense. At that time, Maruishi reimbursed the Company for its external and internal costs for purchasing CR845 and processing the sale to Maruishi and the Company recognized clinical compound revenue for the reimbursement amount. During the years ended December 31, 2015, 2014 and 2013, the Company recognized clinical compound revenue of $0, $674 and $102, respectively. Deposits received from Maruishi prior to delivery of CR845 were recorded as deferred revenue.

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

The Company incurred R&D expense related to the Maruishi Agreement of $1,583 (consisting of clinical trial costs related to the R&D services deliverable), $3,558 (consisting of $3,000 of clinical trial costs related to the R&D services deliverable and $558 related to cost of clinical compound sold to Maruishi) and $2,452 (consisting of $2,420 of clinical trial costs related to the R&D services deliverable and $32 related to cost of clinical compound sold to Maruishi) during years ended December 31, 2015, 2014 and 2013, respectively.

15. Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof (the “Plan Administrator”). The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation (collectively, “Stock Awards”). Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and non-employee consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan Administrator, which, to date, has been 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. The Plan Administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to Stock Awards under the 2014 Plan was 1,600,000 shares. Additionally, the number of shares of the Company’s common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued pursuant to the

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

exercise of incentive stock options under the 2014 Plan is 30,000,000 shares. On January 1, 2015 and January 1, 2016, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the Company’s 2014 Equity Incentive Plan automatically increased to 2,284,061 and 3,101,707, respectively.

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

The Company accounts for stock options granted to employees and non-employee members of the Board of Directors in accordance with ASC 718, Compensation – Stock Compensation. The Company also occasionally grants stock options to non-employee consultants. Such grants are accounted for pursuant to ASC 505-50, Equity-Based Payments to Non-Employees (refer to Note 2, Summary of Significant Accounting Policies - Stock-Based Compensation).

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants as of December 31, 2015 and changes during the year then ended is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,022,360	$8.16
Granted	774,000	11.77
Exercised	(124,868)	2.89
Expired	(8,000)	0.25
Forfeited	(5,084)	10.45
Outstanding at December 31, 2015	1,658,408	$10.27	$11,058
Weighted average remaining contractual life as of December 31, 2015 (yrs)	8.31
	510,298	$7.78	$4,634
Weighted average remaining contractual life as of December 31, 2015 (yrs)	6.59
Options vested and expected to vest at December 31, 2015	1,574,746	$10.14	$10,693

Weighted average remaining contractual life as of December 31, 2015 (yrs)	8.26

The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $2,489, $393 and $75, respectively. The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,748, $2,055 and $0, respectively.

During the years ended December 31, 2015 and 2014, the Company granted 774,000 and 884,000 stock options, respectively, to employees, non-employee members of the Board of Directors or non-employee consultants.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company did not grant any stock options during the year ended December 31, 2013. The fair values of the stock options granted to those groups were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies - Stock-Based Compensation):

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.43% - 1.89%	1.64% - 2.72%
Expected volatility	64.0% - 67.4%	64.9% - 71.3%
Expected dividend yield	0%	0%
Expected life of employee and Board of Directors’ options (in years)	6.25	6.25
Expected life of non-employee options (in years)	10	10

The weighted average grant date fair value of options granted to employees, non-employee members of the Board of Directors for their Board service and non-employee consultants during the years ended December 31, 2015 and 2014 was $7.17 and $7.09, respectively.

At the end of each fiscal quarter during the years ended December 31, 2015, 2014 and 2013, the Company used the Black-Scholes option valuation model with the following ranges of assumptions to re-measure the fair value of all outstanding unvested options that had been granted to non-employee consultants until each option grant was fully vested.

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.81% - 2.15%	1.96% - 2.72%	2.5% - 3.2%
Expected volatility	70.6% - 72.2%	69% - 71%	71% - 72%
Expected dividend yield	0%	0%	0%
Expected life of non-employee options (in years)	8.1 - 8.8	6 - 10	1.5 – 7

Under ASC 505-50, upon re-measurement of each award, income or expense is recognized during its vesting term.

The weighted average fair values of outstanding unvested options that had been granted to non-employee consultants as re-measured during the years ended December 31, 2015, 2014 and 2013 were $10.05, $10.77 and $6.54, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense in the accompanying Statements of Comprehensive Loss relating to stock options, as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,073	$349	$71
General and administrative	1,441	1,022	52

Total stock option expense	$2,514	$1,371	$123

As of December 31, 2015, the total compensation expense relating to unvested options granted to employees, non-employee members of the Board of Directors and non-employee consultants that had not yet been recognized was $7,036, which is expected to be realized over a weighted average period of 2.98 years. The Company will issue shares upon exercise of options from common stock reserved.

16. Income Taxes

The Company’s benefit from income taxes is as follows:

	December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	(397)	(201)	(30)

	(397)	(201)	(30)

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Benefit from income taxes	$(397)	$(201)	$(30)

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2015	2014	2013
Income taxes using U.S. federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.95%	5.23%	6.03%
Impact of R&D tax credit on effective tax rate	3.14%	3.03%	12.04%
Stock option shortfalls and cancellations	-0.03%	-0.69%	0.00%
Permanent items and other	-0.41%	-0.57%	-1.42%
Change in valuation allowance	-41.07%	-39.88%	-49.90%

	1.58%	1.12%	0.75%

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2015	2014
Net operating loss carryforwards	$36,217	$27,094
Federal and state tax credits	4,315	3,508
Accelerated depreciation	1,206	1,018
Deferred revenue	—	566
Stock-based compensation expense	1,106	333
Other	189	197

	43,033	32,716
Valuation allowance	(43,033)	(32,716)

Net deferred tax asset	$—	$—

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2015 and 2014 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2015 and 2014 was $10,317 and $7,156, respectively.

The Company has a tax benefit of approximately $839 related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options. Pursuant to ASC 718, the benefit will be recognized and recorded to additional paid-in-capital when the benefit is realized through the reduction of taxes payable.

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

As of December 31, 2015, the Company’s U.S. federal tax return for 2014 is under examination by the Internal Revenue Service.

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $95,900 and $89,899, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2027, respectively, unless previously utilized. The losses may also be subject to limitation pursuant to Internal Revenue Code 382. The Company also had federal and state research and development tax credit carryforwards of approximately $3,642 and $707, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the net operating loss and research credit carryforwards, tax years 2007 through 2015 remain open to U.S. federal and state tax examinations.

17. License and Research Agreement

Effective April 2005, the Company entered into a semi-exclusive worldwide royalty-free license agreement (the “Glasgow License Agreement”) for a certain G protein-coupled receptor (“GPCR”) assay technology with the University of Glasgow (“Glasgow”). The Company issued 200,000 shares of its common stock to Glasgow as compensation for this license.

Upon an exit event, including an IPO or as otherwise defined in the Glasgow License Agreement, Glasgow had the option to require the Company to guarantee a return of $1,000 on its 200,000 shares of common stock. If the proceeds from the exit event resulted in a return of less than $1,000, the Company was required to make an additional license payment by giving Glasgow cash or through the issuance of additional shares (at the Company’s option), as specified in the Glasgow License Agreement. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company initially recorded the fair value of this option as both a long-term liability and research and development expense. The Company estimated the fair value of the option using the Black-Scholes option valuation model with consideration given to the probability of an exit event occurring below the guaranteed amount. The fair value of the liability was estimated at each subsequent balance sheet date, with any increases or decreases to the fair value recorded as increases or decreases to research and development expense and the related liability. As of December 31, 2013, the estimated fair value of the liability was reduced to zero based on the Company’s estimated fair value of common stock after the Maruishi transaction (see Note 11, Collaborations). The Company classified the liability within Level 3 as the probability factor is an unobservable input and significant to the valuation model. The Company used a probability factor of 10% in all periods from 2005 to 2013. The probability rate was based on the successful progress of the Company’s product candidates containing CR845 and the Company’s expectation of an exit event value below the guaranteed amount. An increase in the probability rate would have resulted in a higher liability while an increase in the stock price would have reduced the liability. The decrease in the value of the liability of $35 in 2013 was the result of changes in the observable inputs (i.e. stock value, interest rates and volatility) and was recorded in research and development expense. The closing of the Company’s IPO on February 5, 2014 constituted an exit event under the Glasgow License Agreement. Since the public offering price in the IPO was $11.00 per share, the aggregate exit event value was greater than the guaranteed amount. Consequently, as of December 31, 2014, the Company no longer had a liability under the Glasgow License Agreement.

18. Net Loss per Share

The Company computes net loss per share available to common stockholders in accordance with ASC 260-10, Earnings per Share (see Note 2, Significant Accounting Policies – Income (Loss) per Share).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The denominators used in the net loss per share available to common stockholders computations are as follows:

	Year Ended December 31,
	2015	2014	2013
Basic:
Weighted average shares outstanding	24,620,372	20,965,935	4,133,138

Diluted:
Weighted average shares outstanding - Basic	24,620,372	20,965,935	4,133,138
Convertible preferred stock*	—	—	—
Common stock options*	—	—	—
Common stock warrants*	—	—	—
Convertible promissory notes (as converted)*	—	—	—

Demoninator for diluted net loss per share available to common stockholders	24,620,372	20,965,935	4,133,138

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share available to common stockholders are computed as follows:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(24,690)	$(17,745)	$(3,963)
Add back: extinguishment of preferred shares	—	—	891

Net loss available to common stockholders - Basic and Diluted	$(24,690)	$(17,745)	$(3,072)

Weighted-average common shares outstanding available to common stockholders
Basic and Diluted	24,620,372	20,965,935	4,133,138
Net loss per share available to common stockholders:
Basic and Diluted	$(1.00)	$(0.85)	$(0.74)

Securities outstanding at the end of the respective periods presented below, that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted net loss per share because to do so would have been antidilutive are as follows:

	Year Ended December 31,
	2015	2014	2013
Convertible preferred stock	—	—	12,554,171
Common stock options	1,658,408	1,022,360	490,160
Common stock warrants	—	—	19,851

All shares of the Company’s convertible preferred stock were automatically converted to shares of the Company’s common stock upon the closing of the IPO on February 5, 2014 (see Note 11, Convertible Preferred Stock). All common stock warrants were exercised in a cashless exercise on July 31, 2014 (see Note 10, Long-Term Debt).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

19. Related Party Transactions

The Company is party to a consulting agreement with a founder and a common stockholder of the Company who provides scientific advisory services. Total expenses under this agreement were $164, $169 and $134 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in accounts payable and accrued expenses as of December 31, 2015 and 2014, respectively, was $21 and $35 for amounts due to this stockholder.

20. Employee Benefit Plan

In February 2006, the Company adopted a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan after three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the quarter on or after the day all age and service requirements have been met. The plan allows the Company to match employee contributions; however, there were no matching contributions paid through December 31, 2014. Effective January 1, 2015, all eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the year ended December 31, 2015, employer contributions to the plan were $80.

21. Commitments and Contingencies

Shelton Operating Lease

As of December 31, 2015, the Company leases its operating facility located in Shelton, Connecticut. The lease agreement, as amended, requires monthly lease payments through October 13, 2017. At inception of the lease, the Company received an incentive allowance from the landlord of $2,127. The Company recorded the incentive allowance as leasehold improvements and deferred lease obligation. The Company is recording monthly rent expense associated with the lease on a straight-line basis over the ten-year minimum term of the lease reduced by the amortization of the deferred lease obligation over the same time period. As a result of this straight-line basis, deferred lease obligation includes $374 and $582 of unamortized incentive allowance plus $211 and $292 of accrued rent at December 31, 2015 and 2014, respectively.

Total rent expense under the operating lease was $665, $643 and $616 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rental payments under the Shelton operating lease at December 31, 2015 are as follows:

2016	$913
2017	740

Total	$1,653

In conjunction with the signing of the Shelton, Connecticut lease, the Company entered into a standby letter of credit agreement for $2,170, which expires on May 31, 2017 as a security deposit for the premises. In accordance with the terms of the lease, because no drawing was made against the standby letter of credit nor has any default under the operating lease occurred, the amount of the letter of credit was automatically reduced by $294 annually starting March 1, 2008 until the stated amount reached a balance of $700, which occurred in 2012. This standby letter of credit is secured with restricted cash (refer to Note 7, Restricted Cash).

In connection with the relocation of the Company’s operating facility from Shelton to Stamford, Connecticut (see below), as of December 31, 2015, the Company was negotiating with the Shelton landlord regarding the Company’s future obligations under the Shelton lease.

The Company is accelerating the amortization of the Shelton leasehold improvements from the date of signing of the Stamford lease through the expected date that the Company will vacate the Shelton facility. Additional amortization expense as a result of such acceleration amounted to $67 during the year ended December 31, 2015 and will be $899 for the period from January through May 2016.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stamford Operating Lease

In December 2015, the Company entered into a lease agreement (the “Stamford Lease”) with Four Stamford Plaza Owner LLC (the “Landlord”) for office space in Stamford, Connecticut (the “Premises”). The purpose of the Stamford Lease is to relocate the Company’s corporate headquarters. The Stamford Lease commences upon completion of renovations to the Premises, which is expected to be in May 2016 (the “Commencement Date”), and ends 90 months thereafter. The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company will begin to make rental payments from the Commencement Date. The Stamford Lease is renewable for one five-year term.

In connection with the signing of the Stamford Lease, the Company entered into a standby letter of credit agreement for $769, which serves as a security deposit for the Premises. The standby letter of credit expires on December 16, 2016 and is automatically renewed annually through November 1, 2023. This standby letter of credit will be secured with restricted cash in a money market account, although the restricted money market account was not established until January 2016 (refer to Note 7, Restricted Cash).

Future minimum rental payments under the Stamford Lease at December 31, 2015 are as follows:

2016	$288
2017	875
2018	1,093
2019	1,217
2020	1,241
Thereafter	3,650

Total	$8,364

Under the Stamford Lease, the Landlord will contribute approximately $1,021 toward the cost of tenant improvements to the Premises as an incentive allowance. At the Commencement Date, the Company will record the incentive allowance as a leasehold improvements asset and a deferred lease obligation liability. The Company will record monthly rent expense associated with the Stamford Lease on a straight-line basis from the Commencement Date through the 7.5-year minimum term of the Stamford Lease, reduced by the amortization of the deferred lease obligation over the same time period.

22. Legal Matters

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

23. Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of the years ended December 31, 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of the years ended December 31, 2015 and 2014. The operating results for any period are not necessarily indicative of results for any future periods.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$489	$874	$2,440	$—

Net loss - Basic and Diluted	(4,689)	(5,684)	(4,787)	(9,530)

Loss per share - Basic and Diluted	$(0.21)	$(0.25)	$(0.19)	$(0.35)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$178	$960	$1,125	$914

Net loss - Basic and Diluted	(3,383)	(3,645)	(6,545)	(4,172)

Loss per share - Basic and Diluted	$(0.22)	$(0.16)	$(0.29)	$(0.18)