Form 10-Q
period 2016-03-31
Cara Therapeutics, Inc.
filed 2016-05-05
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Act).     ☐   Yes    ☒   No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2016 was: 27,282,863.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,922	$15,101
Marketable securities	88,322	91,640
Income tax receivable	529	384
Other receivables	128	80
Prepaid expenses	2,573	1,729

Total current assets	99,474	108,934
Property and equipment, net	1,070	1,263
Restricted cash	1,469	700

Total assets	$102,013	$110,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,089	$5,268

Total current liabilities	6,089	5,268

Deferred lease obligation	997	585

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:

Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015, zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—

Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015, 27,282,863 shares and 27,254,863 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	210,479	209,943
Accumulated deficit	(115,583)	(104,891)
Accumulated other comprehensive income (loss)	4	(35)

Total stockholders’ equity	94,927	105,044

Total liabilities and stockholders’ equity	$102,013	$110,897

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
Collaborative revenue	$—	$489
Clinical compound revenue	7	—

Total revenue	7	489

Operating expenses:
Research and development	8,546	3,385
General and administrative	2,447	1,822

Total operating expenses	10,993	5,207

Operating loss	(10,986)	(4,718)

Other income (expense), net	149	14

Loss before benefit from income taxes	(10,837)	(4,704)

Benefit from income taxes	145	15

Net loss	$(10,692)	$(4,689)

Net loss per share:
Basic and Diluted	$(0.39)	$(0.21)

Weighted average shares:
Basic and Diluted	27,259,589	22,808,479

Other comprehensive income (loss), net of tax of $0:
Unrealized gains on available-for-sale marketable securities	39	—

Total comprehensive loss	$(10,653)	$(4,689)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	22,802,039	$23	$131,840	$(80,201)	$—	$51,662

Stock-based compensation expense	—	—	445	—	—	445
Shares issued upon exercise of stock options	22,880	—	6	—	—	6
Net loss	—	—	—	(4,689)	—	(4,689)

Balance at March 31, 2015	22,824,919	$23	$132,291	$(84,890)	$—	$47,424

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	27,254,863	$27	$209,943	$(104,891)	$(35)	$105,044

Stock-based compensation expense	—	—	496	—	—	496
Shares issued upon exercise of stock options	28,000	—	40	—	—	40
Net loss	—	—	—	(10,692)	—	(10,692)
Other comprehensive income	—	—	—	—	39	39

Balance at March 31, 2016	27,282,863	$27	$210,479	$(115,583)	$4	$94,927

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating activities
Net loss	$(10,692)	$(4,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	496	445
Depreciation and amortization	730	193
Amortization/accretion of available-for-sale marketable securities	(67)	—
Deferred rent costs	(83)	(71)
Changes in operating assets and liabilities:
Income tax receivable	(145)	(15)
Other receivables	(48)	—
Prepaid expenses	(844)	(733)
Accounts payable and accrued expenses	820	118
Deferred revenue	—	(489)

Net cash used in operating activities	(9,833)	(5,241)

Investing activities
Proceeds from maturities of available-for-sale marketable securities	26,050	—
Purchase of available-for-sale marketable securities	(22,625)	—
Change in restricted cash	(769)	—
Cash paid for construction in progress	(34)	—
Purchases of property and equipment	(8)	(6)

Net cash provided by (used in) investing activities	2,614	(6)

Financing activities
Proceeds from the exercise of stock options	40	6

Net cash provided by financing activities	40	6

Net cash decrease for the period	(7,179)	(5,241)
Cash and cash equivalents at beginning of period	15,101	52,663

Cash and cash equivalents at end of period	$7,922	$47,422

Noncash investing and financing activities
Tenant improvements paid by landlord	$495	$—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1.	Business

Cara Therapeutics, Inc. (the “Company”, “we”, “our” or “us”) is a clinical-stage biopharmaceutical corporation formed on July 2, 2004. The Company is focused on developing and commercializing new chemical entities designed to alleviate pain and pruritus by selectively targeting peripheral kappa opioid receptors. The Company’s primary activities to date have been organizing and staffing the company, developing its product candidates, including conducting preclinical studies and clinical trials of CR845-based product candidates and raising capital.

As of March 31, 2016, the Company has raised aggregate net proceeds of approximately $204,800 from several rounds of equity financing, including its initial public offering, which closed in February 2014 and its follow-on offering, which closed in August 2015, and the issuance of debt. In addition, the Company received approximately $32,500 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKD, and an earlier product candidate for which development efforts ceased in 2007.

In connection with the license of rights to CR845 in Japan to Maruishi and as part of the payments described above, in April 2013, the Company received an upfront payment of $15,000, and in August 2014 and September 2015, the Company received additional milestone payments of $480 and $1,725 (net of contractual foreign currency exchange adjustments), respectively. In connection with the license of rights to CR845 in South Korea to CKD and as part of the payments described above, in 2012, the Company received aggregate upfront and milestone payments of $1,190, and in August 2015 and October 2015, the Company received additional milestone payments of $209 and $417 (net of South Korean withholding taxes), respectively.

As of March 31, 2016, the Company had unrestricted cash and cash equivalents and marketable securities of $96,244 and an accumulated deficit of $115,583. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $10,692 and $4,689 and had net cash used in operating activities of $9,833 and $5,241 for the three months ended March 31, 2016 and 2015, respectively. The Company expects that cash and cash equivalents and marketable securities as of March 31, 2016 will be sufficient to fund its operations beyond one year.

The Company is subject to risks common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability protection of proprietary technology, ability to raise additional financing, and compliance with Food and Drug Administration, or FDA, and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

2.	Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data for the year ended December 31, 2015 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from the Company’s estimates and assumptions. Significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, useful lives of fixed assets, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, the determination of prepaid research and development, or R&D, clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) by specifying that the determination as to whether an entity that is involved in providing a good or a service to a customer is a principal or an agent is based upon whether the entity controls the good or the service before it is transferred to the customer. ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (i.e., January 1, 2018), which is the same as for ASU 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The Company is currently evaluating the effect that adoption of ASU 2016-08 and ASU 2014-09 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. Certain of the amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, or ASU 2016-10, which clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU 2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (i.e., January 1, 2018), which is the same as for ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The Company is currently evaluating the effect that adoption of ASU 2016-10 and ASU 2014-09 will have on its financial statements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3.	Available-for-Sale Marketable Securities

As of March 31, 2016 and December 31, 2015, the Company’s available-for-sale marketable securities consisted of money market mutual funds and debt securities issued by the U.S. government and government-sponsored entities and by investment grade institutions.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2016 and December 31, 2015:

As of March 31, 2016

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
Money market mutual funds	$42,083	$—	$—	$42,083
U.S. Treasury securities	5,016	2	—	5,018
Other U.S. government agency obligations	6,766	1	—	6,767
Corporate bonds	13,278	4	—	13,282
Commercial paper	21,175	2	(5)	21,172

Total available-for-sale marketable securities	$88,318	$9	$(5)	$88,322

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of December 31, 2015

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
Money market mutual funds	$42,017	$—	$(31)	$41,986
U.S. Treasury securities	2,528	—	—	2,528
Other U.S. government agency obligations	13,492	4	—	13,496
Corporate bonds	14,194	—	(6)	14,188
Commercial paper	19,444	1	(3)	19,442

Total available-for-sale marketable securities	$91,675	$5	$(40)	$91,640

All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Marketable securities.

The Company classifies its marketable debt securities based on their contractual maturity dates. The marketable debt securities as of March 31, 2016 mature at various dates through March 2017. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for-sale marketable securities.

	As of March 31, 2016		As of December 31, 2015
Contractual maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$46,239	$46,235	$49,653	$49,657

For the three months ended March 31, 2016, there were no sales of available-for-sale marketable securities.

The following tables show the fair value of the Company’s available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$11,684	$(5)	$—	$—	$11,684	$(5)

Total	$11,684	$(5)	$—	$—	$11,684	$(5)

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

As of March 31, 2016 and December 31, 2015, the Company held a total of 9 and 15 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of March 31, 2016 and December 31, 2015. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the three months ended March 31, 2016. For the three months ended March 31, 2015, all of the Company’s funds were held in money market savings and checking accounts that were classified as cash equivalents and not as available-for-sale marketable securities. For the three months ended March 31, 2016, there were no reclassifications from AOCI since there were no sales of available-for-sale marketable securities.

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(35)

Other comprehensive income before reclassifications	39
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive income	39

Balance, March 31, 2016	$4

5.	Fair Value Measurements

As of March 31, 2016 and December 31, 2015, the Company’s financial instruments consist of cash and cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Marketable securities are reported on the Company’s Condensed Balance Sheets at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Current accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with ASC section 820, and requires certain disclosures about fair value measurements. The valuation techniques included in the guidance are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company validates the prices provided by its third party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the pricing service. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of March 31, 2016 or December 31, 2015.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Fair value measurement as of March 31, 2016

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument
Cash and cash equivalents:
Money market mutual funds, savings account and checking account	$7,922	$7,922	$—	$—
Available-for-sale marketable securities:
Money market mutual funds	42,083	—	42,083	—
U.S. Treasury securities	5,018	—	5,018	—
Other U.S. government agency obligations	6,767	—	6,767	—
Corporate bonds	13,282	—	13,282	—
Commercial paper	21,172	—	21,172	—
Restricted cash:
Commercial money market account	1,469	1,469	—	—

Total financial assets	$97,713	$9,391	$88,322	$—

Fair value measurement as of December 31, 2015:

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument
Cash and cash equivalents:
Money market mutual funds, savings account and checking account	$15,101	$15,101	$—	$—
Available-for-sale marketable securities:
Money market mutual funds	41,986		41,986	—
U.S. Treasury securities	2,528		2,528	—
Other U.S. government agency obligations	13,496		13,496	—
Corporate bonds	14,188		14,188	—
Commercial paper	19,442		19,442	—
Restricted cash:
Bank Certificate of Deposit	700	700	—	—

Total financial assets	$107,441	$15,801	$91,640	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the three months ended March 31, 2016. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the three months ended March 31, 2016.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

6.	Restricted Cash

The Company is required to maintain stand-by letters of credit as security deposits under each of the Shelton Lease and the Stamford Lease (refer to Note 12, Commitments and Contingencies). The fair value of each letter of credit approximates its contract value. In each case, the Company’s bank requires the Company to maintain restricted cash balances to serve as collateral for the letter of credit issued to the respective landlords by the bank. As of March 31, 2016, the restricted cash balances for the Shelton Lease and the Stamford Lease were both invested in a commercial money market account.

The restricted cash balance for the Shelton Lease remains at $700 through the end of the lease term in 2017. For the Stamford Lease, the letter of credit balance remains at $769 for the first three years following commencement of the Stamford Lease and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in 2023. The reduction in the balance of the Letter of Credit for the Stamford Lease is contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. As of March 31, 2016 and December 31, 2015, the Company had $1,469 and $700 of restricted cash, respectively, in long-term assets.

7.	Prepaid expenses

As of March 31, 2016, prepaid expenses were $2,573, consisting of $1,810 of prepaid R&D clinical costs, $671 of prepaid insurance and $92 of other prepaid costs. As of December 31, 2015, prepaid expenses were $1,729 consisting of $1,500 of prepaid R&D clinical costs, $98 of prepaid insurance, $96 of prepaid rent, and $35 of other prepaid costs.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$2,348	$1,965
Accrued research projects	2,495	1,542
Accrued professional fees	398	371
Accrued compensation and benefits	646	1,204
Accrued other	202	186

Total	$6,089	$5,268

9.	Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options, which are included using the treasury stock method when dilutive. For the three months ended March 31, 2016 and 2015, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended March 31,
	2016	2015
Basic:
Weighted average common shares outstanding	27,259,589	22,808,479

Diluted:
Weighted average common shares outstanding -Basic	27,259,589	22,808,479
Common stock options*	—	—

Denominator for diluted net loss per share	27,259,589	22,808,479

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,692)	$(4,689)

Weighted-average common shares outstanding:
Basic and Diluted	27,259,589	22,808,479

Net loss per share, Basic and Diluted	$(0.39)	$(0.21)

At the end of the respective periods presented above, 2,214,492 and 1,294,480 stock options were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

10.	Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively, Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator, which, to date, has generally been 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. Grants of Stock Awards made during the three months ended March 31, 2016 to employees, who had previously been granted Stock Awards, vest monthly from the grant date. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2016, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2014 Plan automatically increased from 2,284,061 to 3,101,707. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Under the 2014 Plan, the Company granted 610,000 and 295,000 stock options during the three months ended March 31, 2016 and 2015, respectively. The fair values of stock options granted during the three months ended March 31, 2016 and 2015 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.40% - 1.59%	1.43% - 1.70%
Expected volatility	67.8% - 69.7%	65% - 67%
Expected dividend yield	0%	0%
Expected life of employee options (in years)	6.25	6.25
Expected life of nonemployee options (in years)	10	10

The weighted average grant date fair value of options granted to employees during the three months ended March 31, 2016 and 2015 was $3.85 and $6.23, respectively. The weighted average fair value of outstanding vested options that had been granted to nonemployee consultants as re-measured during the three months ended March 31, 2016 and 2015, in accordance with ASC 505-50, was $3.82 and $7.22, respectively.

During the three months ended March 31, 2016 and 2015, the Company recognized compensation expense relating to stock options, as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$189	$198
General and administrative	307	247

Total stock option expense	$496	$445

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	1,658,408	$10.27
Granted	610,000	6.08
Exercised	(28,000)	1.41
Forfeited	(25,000)	15.49
Expired	(916)	11.00

Outstanding, March 31, 2016	2,214,492	$9.17

Options exercisable, March 31, 2016	614,109	$8.64

11.	Income Taxes

For the three months ended March 31, 2016 and 2015, pre-tax losses were $10,837 and $4,704, respectively. The Company recognized a full tax valuation allowance against net deferred tax assets at March 31, 2016 and December 31, 2015.

The benefit from income taxes of $145 and $15 for the three months ended March 31, 2016 and 2015, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

12.	Commitments and Contingencies

Contractual obligations and commitments as of March 31, 2016 were as follows:

	Payment Due for the Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Shelton operating lease (1)	$686	$740	$—	$—	$—	$—	$1,426
Stamford operating lease (2)	192	875	1,093	1,217	1,241	3,650	8,268

	$878	$1,615	$1,093	$1,217	$1,241	$3,650	$9,694

(1)	The Company leases its operating facility located in Shelton, Connecticut (See Note 21 of Notes to Financial Statements, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). The Company is accelerating the amortization of the Shelton leasehold improvements through May 2016, the date the Company is expected to cease using the Shelton facility. Acceleration of amortization of the Shelton leasehold improvements resulted in $539 of additional amortization expense (additional net loss per share of $0.02) for the three months ended March 31, 2016. As of March 31, 2016, negotiations with the Shelton landlord regarding the Company’s future obligations under the Shelton lease were ongoing.
(2)	In December 2015, the Company signed a lease for office space in Stamford, Connecticut for the purpose of relocating its operating facility as of May, 2016 (See Note 21 of Notes to Financial Statements, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). As of March 31, 2016, the Stamford landlord has incurred approximately $495 of expenses in connection with renovations to the leased premises. Such amount is included in Property and equipment, net and Deferred lease obligation on the Company’s Condensed Balance Sheet as of such date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the success and timing of our clinical trials, including our clinical trial programs for I.V. CR845 in acute pain and uremic pruritus and Oral CR845 in acute and chronic pain, and the reporting of clinical trial results;

•	our plans to develop and commercialize I.V. CR845 and our other product candidates, including Oral CR845;

•	the potential resumption of our I.V. CR845 adaptive pivotal clinical trial in post-operative pain;

•	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the potential of future scheduling of I.V. CR845 by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

•	the performance of our current and future collaborators, including Maruishi Pharmaceuticals Co. Ltd, or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKD, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	the rate and degree of market acceptance of any approved products;

•	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;

•	our planned use of our cash and cash equivalents and marketable securities, including the net proceeds from our follow-on offering, and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and

•	the performance of third-party manufacturers and clinical research organizations.

You should refer to Part I Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pain and pruritus by selectively targeting peripheral kappa opioid receptors. We are developing a novel and proprietary class of product candidates that target the body’s peripheral nervous system.

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

Our most advanced product candidate, I.V. CR845, demonstrated significant pain relief and a favorable safety and tolerability profile in three randomized, double-blind, placebo-controlled Phase 2 clinical trials in patients with acute postoperative pain, without inducing many of the undesirable side effects typically associated with currently available pain therapeutics. In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of I.V. CR845 in which I.V. CR845 met the primary endpoint of demonstrating statistically significant lower “drug liking” scores as compared to the approved schedule IV opioid, pentazocine. We believe that the totality of results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low scheduled (Schedule V) peripheral opioid for acute pain.

In April 2015, we completed an End-of-Phase 2 meeting with the FDA to discuss the design of our pivotal trials for our I.V. CR845 product candidate in acute pain. In September 2015, we initiated our Phase 3 clinical trial program for I.V. CR845 in postoperative pain with the dosing of the first subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries. This trial is a multi-center, randomized, double-blind, placebo-controlled, parallel-group adaptive design trial with repeated doses of I.V. CR845 or placebo administered both prior to and following abdominal surgery in male and female patients. The trial protocol initially included three dose levels of I.V. CR845 (1.0, 2.0 and 5.0 ug/kg), which were compared to placebo with an interim conditional power assessment to identify optimal doses to be used to complete the enrollment of this trial.

In February 2016, the FDA advised us that our adaptive pivotal trial of I.V. CR845 for postoperative pain had been placed on IND clinical hold pending a safety review. The clinical hold was based on a pre-specified stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol. Four patients out of 90 total patients that had been dosed at that time, all of whom were in the highest I.V. CR845 dose group (5.0 ug/kg), exhibited transient serum sodium levels equal to or greater than 150 mmol/LC (mild-to-moderate hypernatremia). All four patients were asymptomatic and sodium levels resolved to normal levels (less than 146 mmol/L) within 24 hours post-dosing with standard fluid management. No patients in the other two dose groups (2.0 ug/kg and 1.0 ug/kg) exhibited serum sodium levels greater than 150 mmol/L. However, patients in those dose groups did exhibit mild, transient increases in serum sodium (<150mmol/L), with the frequency of such mild increases greater in the 2.0ug/kg than the 1.0ug/kg dose group. The most common adverse events (> 5%) reported across treatment groups and placebo were nausea, hypernatremia, abdominal distension and procedural hypotension. All cases of abdominal distension and procedural hypotension were attributed to the surgical procedure and not to study drug. There were no cases of respiratory depression, no adverse events greater than Grade 1, and no CR845-associated serious adverse events have been reported.

A subsequent review of unblinded safety data from the first 90 patients dosed was completed by us, the trial’s Independent Data Monitoring Committee and the FDA. The results of this safety data review confirmed that increases in serum sodium levels in CR845-treated patients beyond the normal range were dose-dependent and asymptomatic with the lowest frequency of events found in the 1.0 ug/kg I.V. CR845 group.

In April 2016, we received notice from the FDA that it had removed the clinical hold on our adaptive Phase 3 trial of I.V. CR845 for postoperative pain. Based on the safety review and our analysis of interim efficacy signals for pain, supplemental opioid use and opioid-related side effects that we observed in the unblinded data from the adaptive pivotal trial of I.V. CR845, we proposed to modify the trial protocol and resume the trial as a three-arm trial, testing two doses of CR845 (1.0 ug/kg and 0.5 ug/kg) versus placebo. The revised trial will enroll up to 450 patients undergoing either hysterectomy, prostatectomy, hemi-colectomy or ventral hernia, all of which are associated with moderate-to-severe postoperative visceral pain, at approximately 30 clinical sites within the United States. The primary efficacy measure is the Change in Pain Intensity over the 24-hour postoperative period, or AUC, using the patient-reported Numeric Rating Scale, or NRS, score collected at pre-specified time points through 24 hours. Postoperative nausea and vomiting will be evaluated as a secondary efficacy measure. The impact of I.V. CR845 treatment on inflammatory biomarkers will also be explored.

Based on previous guidance from the FDA, we believe we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting a new drug application, or NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. In August 2015, we advanced our tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with osteoarthritis, or OA of the knee or hip. The Phase 2a trial was a single-blind, randomized, multiple ascending dose trial designed to evaluate the safety, pharmacokinetics, or PK, and effectiveness of oral CR845 tablets dosed over a two-week treatment period in OA patients experiencing moderate-to-severe pain, defined as >4 on an 11-point NRS at baseline. Patients discontinued current pain medications five days prior to baseline measurements. Four tablet strengths (0.25 mg, 0.5 mg, 1.0 mg and 5.0 mg) were administered twice a day over a two-week treatment period in a total of 80 OA patients enrolled at five sites in the United States. In addition to safety and PK observations, Oral CR845’s effectiveness was assessed by: change from baseline in joint pain using the NRS, which was measured daily, change from baseline in the Western Ontario and McMaster Osteoarthritis Index, which was measured at the end of Weeks 1 and 2 of treatment, change from baseline in rescue medication use, measured daily, and Patient Global Assessment, which was measured on the last day of the trial. Acetaminophen was the only allowable rescue medication. PK analyses indicated dose-proportional exposure of CR845 after oral administration, with the 5.0 mg dose group exhibiting an approximately five-fold increased mean AUC value compared to the 1.0 mg dose group.

In December 2015, we announced positive top-line results from this Phase 2a trial. The results show a dose-related reduction in mean baseline pain score up to 34% after two weeks, with statistically significant reduction in mean rescue medication for the top 5.0 mg dose group of approximately 80 percent (ANOVA: p= 0.02, for 5.0 mg vs lower dose groups). The effectiveness of the 5.0 mg dose was further supported by statistically significant, dose-related increases in the proportion of patients whose OA was “very much improved” or “much improved” as indicated by patient global assessment (Cochran-Mantel-Haenszel test, p=0.02, 2-sided). In this trial, all four tablet strengths were observed to be safe and well tolerated. The Phase 2a trial establishes therapeutic doses and a dosing regimen for a larger double-blind, placebo-controlled Phase 2b trial, which we plan to initiate during the second half of 2016. The Phase 2b trial will be a double-blind, multiple-dose trial with twice-daily doses of Oral CR845 administered over an eight-week treatment period in osteoarthritis patients with moderate-to-severe pain. The trial will include 330 patients randomized across three CR845 tablet strengths and a placebo arm at 15 sites across the United States.

CR845 has exhibited anti-pruritic, or anti-itch, potency in standard preclinical models. In July 2015, we reported positive top-line efficacy results from a Phase 2 proof-of-concept trial of I.V. CR845 for the treatment of uremic pruritus, a systemic condition with high prevalence in dialysis patients, for which there are no approved therapeutics in the United States. We observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial.

Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA, the outcome of which will guide the overall design of our Phase 3 clinical trial program for I.V. CR845 for the treatment of uremic pruritus. Subject to the feedback we received from the FDA in this guidance meeting, we intend to initiate a first Phase 2/3 adaptive pivotal trial in uremic pruritus in the second quarter of 2016.

        The trial will have a two-part Phase 2/3 adaptive design. Part A will be a randomized, double-blind, placebo-controlled trial in 160 patients of three doses of I.V. CR845 (anchored around 1.0 ug/kg) administered three times per week after dialysis over an 8-week period. Part B will be a randomized double-blind placebo-controlled trial in up to 240 patients of one optimized dose of I.V. CR845 administered three times per week after dialysis over a 12-week treatment period. The primary endpoint will be reduction in worst itching scores from baseline values measured on a standard NRS alongside secondary quantitative quality of life endpoints. We will also initiate a pharmacokinetic safety trial of multiple doses of Oral CR845 in hemodialysis patients to define bioequivalent tablet strengths to inform our ability to develop an oral tablet formulation for moderate-to-severe uremic pruritus.

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

Research and Development (R&D)

To date, our R&D expenses have related primarily to the development of CR845. R&D expenses consist of expenses incurred in performing R&D activities, including compensation and benefits for full-time R&D employees, facilities expenses, including laboratory build-out costs, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, third-party formulation expenses, fees paid to contract research organizations, or CROs, and other consultants, stock-based compensation for R&D employees and non-employee consultants and other outside expenses. Our R&D expenses also include expenses related to preclinical activities, such as drug discovery, target validation and lead optimization for CR845 and our other, earlier stage programs.

R&D costs are expensed as incurred. Non-refundable advance payments for goods or services to be received in the future for use in R&D activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Most of our R&D costs have been external costs, which we track on a program-by program basis. Our internal R&D costs are primarily compensation expenses for our full-time R&D employees. We do not track internal R&D costs on a program-by-program basis.

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our R&D expenses to increase significantly over the next several years as we seek to progress I.V. CR845 through Phase 3 trials and the FDA approval process. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, patent costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support our continued R&D activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants, and investor relations costs. In addition, if I.V. CR845 or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

Other Income (Expense), Net

Other income (expense), net, consists of interest income earned on our cash, cash equivalents, marketable securities and restricted cash and realized gains and losses on the sale of marketable securities.

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	% change
	Dollar amounts in thousands
Collaborative revenue	$—	$489	-100%
Clinical compound revenue	7	—	100%

Total revenue	$7	$489	-99%

Collaborative revenue for the three months ended March 31, 2015 of $489 thousand consists of revenue that had been deferred upon entry into the license agreement with Maruishi.

Clinical compound revenue for the three months ended March 31, 2016 includes $7 thousand from the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended March 31,
	2016	2015	% change
	Dollar amounts in thousands
Direct preclinical studies and clinical trial costs	$5,702	$1,827	212%
Consultant services in support of preclinical studies and clinical trials	625	162	287%
Stock-based compensation	189	198	-4%
Depreciation and amortization	384	104	270%
Other operating expenses	1,646	1,094	50%

Total R&D expense	$8,546	$3,385	153%

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from increases totaling $1.8 million for the I.V. CR845 adaptive pivotal clinical trial and the Phase 2a Oral CR845 clinical trial in patients with OA, coupled with a net increase of $2.3 million of CR845 drug manufacturing costs. Those costs were partially offset by decreases totaling $0.7 million in clinical trial costs primarily in connection with the I.V. CR845 Phase 2a proof-of-concept trial in patients with uremic pruritus and the I.V. CR845 HAL trial. There was also a net increase of $0.9 million of preclinical costs. The increase in depreciation and amortization expense reflects the acceleration of amortization of the leasehold improvements at our Shelton, Connecticut facility prior to the relocation of our corporate headquarters (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q). The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel and rent.

The following table summarizes our R&D expenses by product candidate for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	Dollar amounts in thousands
External research and development expenses:
I.V. CR845	$4,787	$1,745
Oral CR845	1,540	244

Internal research and development expenses	2,219	1,396

Total research and development expenses	$8,546	$3,385

General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015	% change
	Dollar amounts in thousands
Professional fees and public/investor relations	$572	$476	20%
Stock-based compensation	307	247	25%
Depreciation and amortization	347	89	288%
Other operating expenses	1,221	1,010	21%

Total G&A expense	$2,447	$1,822	34%

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs, in legal fees, in patent costs and in accounting and auditing fees. The increase in stock-based compensation expense primarily reflects an increase in the number of equity grants to employees compared to the same period in 2015. The increase in depreciation and amortization expense reflects the acceleration of amortization of our leasehold improvements at our Shelton, Connecticut facility prior to the relocation of our corporate headquarters (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q). The increase in other G&A operating expenses included increases in payroll and related costs and in franchise taxes and rent.

Other Income (Expense), net

	Three Months Ended March 31,
	2016	2015	% change
	Dollar amounts in thousands
Other Income (Expense), net	$149	$14	998%

During the three months ended March 31, 2016 compared to the three months ended March 31, 2015, the increase in other income (expense), net was primarily due to an increase in interest income and dividends earned on a more diverse portfolio of investments in 2016, including marketable securities, as well as higher interest rates on a higher average balance of cash and cash equivalents and marketable securities in 2016 as a result of our follow-on offering of common stock, which closed in August 2015.

Benefit from Income Taxes

For the three months ended March 31, 2016 and 2015, pre-tax losses were $10.8 million and $4.7 million, respectively, and we recognized a benefit from income taxes of $145 thousand and $15 thousand, respectively. The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against net deferred tax assets at March 31, 2016 and December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2016, we have raised an aggregate of approximately $237.5 million to fund our operations, including (1) proceeds of $75.2 million, net of underwriting discounts and commissions and offering expenses paid by us, from our follow-on offering of our common stock, which closed in August 2015; (2) proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses paid by us, from our initial public offering, or IPO, which closed in February 2014; (3) $32.5 million under our license agreements, primarily with Maruishi and CKD, and an earlier product candidate for which development efforts ceased in 2007; (4) $65.9 million of proceeds from the sale of shares of our convertible preferred stock prior to our IPO and (5) $7.4 million of net proceeds from debt financings. As of March 31, 2016, we had $96.2 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which we believe will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD.

In order to fund future operations, including our planned clinical trials, we filed a shelf registration statement on Form S-3 (File No. 333-203072), which the Securities and Exchange Commission, or SEC, declared effective on May 13, 2015. This shelf registration statement provides for aggregate offerings of up to $150 million of common stock, preferred stock, debt securities, warrants or any combination thereof. On August 4, 2015, we completed a follow-on public offering of 4,327,956 shares of our common stock, including 564,516 shares sold pursuant to the full exercise by the underwriters of their option to buy additional shares, pursuant to this shelf registration statement and a related prospectus supplement dated July 29, 2015, filed with the SEC on July 30, 2015. We received gross proceeds from the offering of approximately $80.5 million, or net proceeds of $75.2 million after deducting the underwriting discounts and commissions and offering expenses paid by us. We may offer additional securities under this shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

In addition, under the Maruishi License Agreement, or Maruishi Agreement, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. During 2014 and 2015, we earned a total of $2.2 million, net of contractual foreign currency exchange adjustments of $0.3 million, related to two milestones involving clinical trials in Japan of CR845 in acute post-operative pain and for the treatment of uremic pruritus.

The next potential milestone payment that we could be entitled to receive under the Maruishi Agreement will be for a clinical development milestone for completion by us in the United States of the first Phase 3 pivotal trial of CR845 in acute pain. If achieved, this milestone will result in a payment of $1.0 million, before any foreign exchange adjustment, being due to us.

Under the CKD License Agreement, or CKD Agreement, we are potentially eligible to earn up to an aggregate of $2.25 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees. During 2012 and 2015, we earned a total of $1.25 million, net of South Korean withholding tax of $0.25 million, related to three milestones involving clinical trials in the United States of CR845 in acute post-operative pain and for the treatment of uremic pruritus.

The next potential milestone payment that we could be entitled to receive under the CKD Agreement will be for a clinical development milestone for completion of a Phase 3 trial of CR845 in the United States for the treatment of uremic pruritus. If achieved, this milestone will result in a payment $750 thousand, before South Korean withholding tax, being due to us.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $10.7 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $115.6 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase substantially as we:

•	continue our I.V. CR845 pivotal clinical trial program in acute pain;

•	continue the development of our I.V. CR845 uremic pruritus product candidate;

•	continue the R&D of our Oral CR845 and other product candidates;

•	seek regulatory approvals for I.V. CR845 and any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include: (1) completing required trials for I.V. CR845 in postoperative pain to enable an NDA submission; (2) completing a Phase 2b trial of Oral CR845 in chronic pain and (3) advancing our CR845 uremic pruritus program through a Phase 2/3 adaptive pivotal trial, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of March 31, 2016 will be sufficient for us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	Dollar amounts in thousands
Net cash used in operating activities	$(9,833)	$(5,241)
Net cash provided by (used in) investing activities	2,614	(6)
Net cash provided by financing activities	40	6

Decrease in cash and cash equivalents	$(7,179)	$(5,241)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2016 consisted primarily of a net loss of $10.7 million and a $0.2 million outflow from net changes in operating assets and liabilities, partially offset by $1.1 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of cash outflows of $0.8 million from an increase in prepaid expense, primarily related to increases in prepaid clinical costs and prepaid insurance, and of $0.1 million due to an increase in income tax receivable from the State of Connecticut under the Connecticut R&D Tax Credit Exchange Program. Those cash outflows were partially offset by a cash inflow of $0.8 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.7 million and stock-based compensation expense of $0.5 million, partially offset by deferred rent costs of $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2015 consisted primarily of a net loss of $4.7 million and a $1.1 million outflow from net changes in operating assets and liabilities, partially offset by $0.6 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of cash outflows of $0.7 million from an increase in prepaid expense, primarily related to increases in prepaid clinical costs and prepaid insurance, and of $0.5 million from a decrease in deferred revenue from the Maruishi license transaction. Those cash outflows were partially offset by a cash inflow of $0.1 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of depreciation and amortization expense of $0.2 million and stock-based compensation expense of $0.4 million, partially offset by deferred rent costs of $0.1 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2016, which primarily included cash inflows of $26.0 million from maturities of available-for-sale marketable securities. Those cash inflows were partially offset by cash outflows of $22.6 million from the purchase of available-for-sale marketable securities, $0.8 million of additional restricted cash related to our Stamford lease and $42 thousand of cash paid for ongoing construction at our new corporate headquarters in Stamford, Connecticut and purchase of office equipment. Net cash used in investing activities was $6 thousand for the three months ended March 31, 2015 related to the purchase of office equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 consisted primarily of proceeds of $40 thousand and $6 thousand, respectively, received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2016 consisted of operating lease obligations in connection with our operating facilities in Shelton, Connecticut and Stamford, Connecticut. See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2016, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including money market funds and investment-grade debt instruments, principally corporate notes, commercial paper and direct obligations of the U.S. government and government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

Information about our market risks are disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our market risks as of March 31, 2016.

We maintain an investment portfolio in accordance with our investment policy, which includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and to meet operating needs. Our investments are subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of March 31, 2016, if interest rates were to increase or decrease by 10%, the decrease (increase) in the fair value of our investment portfolio would be immaterial. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the three months ended March 31, 2016, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on February 3, 2014. As of March 31, 2016, we have used approximately $30.2 million of the funds received from our IPO for clinical trials and payments to R&D consultants.

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

CARA THERAPEUTICS, INC.

Date: May 5, 2016	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By	/s/ Josef Schoell
Josef Schoell
Chief Financial Officer
(Principal Financial and Accounting Officer)