Form 10-Q
period 2016-06-30
Cara Therapeutics, Inc.
filed 2016-08-04
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36279

CARA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3175693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Stamford Plaza 107 Elm Street 9th Floor Stamford, Connecticut	06902
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 406-3700

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 29, 2016 was: 27,282,863.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,545	$15,101
Marketable securities	81,219	91,640
Income tax receivable	608	384
Other receivables	373	80
Prepaid expenses	3,398	1,729

Total current assets	89,143	108,934
Property and equipment, net	1,433	1,263
Restricted cash	1,469	700

Total assets	$92,045	$110,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,168	$5,268

Total current liabilities	8,168	5,268

Deferred lease obligation	1,289	585

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:

Preferred stock; $0.001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015, zero shares issued and outstanding at June 30, 2016 and December 31, 2015.	—	—

Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2016 and December 31, 2015, 27,282,863 shares and 27,254,863 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	27	27

Additional paid-in capital	211,177	209,943
Accumulated deficit	(128,657)	(104,891)
Accumulated other comprehensive income (loss)	41	(35)

Total stockholders’ equity	82,588	105,044

Total liabilities and stockholders’ equity	$92,045	$110,897

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Collaborative revenue	$—	$874	$—	$1,363
Clinical compound revenue	79	—	86	—

Total revenue	79	874	86	1,363

Operating expenses:
Research and development	10,760	4,684	19,305	8,069
General and administrative	2,645	1,922	5,092	3,744

Total operating expenses	13,405	6,606	24,397	11,813

Operating loss	(13,326)	(5,732)	(24,311)	(10,450)

Other income	172	13	321	27

Loss before benefit from income taxes	(13,154)	(5,719)	(23,990)	(10,423)

Benefit from income taxes	79	35	224	50

Net loss	$(13,075)	$(5,684)	$(23,766)	$(10,373)

Net loss per share -Basic and Diluted	$(0.48)	$(0.25)	$(0.87)	$(0.45)

Weighted average shares:
Basic and Diluted	27,282,863	22,828,612	27,271,226	22,818,601

Other comprehensive income, net of tax of $0:
Unrealized gains on available-for-sale marketable securities	37	—	76	—

Total comprehensive loss	$(13,038)	$(5,684)	$(23,690)	$(10,373)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	22,802,039	$23	$131,840	$(80,201)	$—	$51,662
Stock-based compensation expense	—	—	1,146	—	—	1,146
Shares issued upon exercise of stock options	34,880	—	35	—	—	35
Net loss	—	—	—	(10,373)	—	(10,373)

Balance at June 30, 2015	22,836,919	$23	$133,021	$(90,574)	$—	$42,470

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	27,254,863	$27	$209,943	$(104,891)	$(35)	$105,044
Stock-based compensation expense	—	—	1,194	—	—	1,194
Shares issued upon exercise of stock options	28,000	—	40	—	—	40
Net loss	—	—	—	(23,766)	—	(23,766)
Other comprehensive income	—	—	—	—	76	76

Balance at June 30, 2016	27,282,863	$27	$211,177	$(128,657)	$41	$82,588

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating activities
Net loss	$(23,766)	$(10,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,194	1,146
Depreciation and amortization	1,249	386
Accretion/amortization on available-for-sale marketable securities	(126)	—
Deferred rent costs	(395)	(142)
Changes in operating assets and liabilities:
Income tax receivable	(224)	(50)
Other receivables	(171)	—
Prepaid expenses	(1,669)	(303)
Accounts payable and accrued expenses	2,616	1,204
Deferred revenue	—	(1,363)

Net cash used in operating activities	(21,292)	(9,495)

Investing activities
Proceeds from maturities of available-for-sale marketable securities	42,400	—
Proceeds from sale of available-for-sale marketable securities	10,900	—
Purchases of available-for-sale marketable securities	(42,677)	—
Change in restricted cash	(769)	—
Purchases of property and equipment	(158)	(12)

Net cash provided by (used in) investing activities	9,696	(12)

Financing activities
Proceeds from the exercise of stock options	40	35

Net cash provided by financing activities	40	35

Net cash decrease for the period	(11,556)	(9,472)
Cash and cash equivalents at beginning of period	15,101	52,663

Cash and cash equivalents at end of period	$3,545	$43,191

Noncash investing and financing activities
Tenant improvements paid by landlord	$1,094	$—

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

As of June 30, 2016, the Company has raised aggregate net proceeds of approximately $204,800 from several rounds of equity financing, including its initial public offering, which closed in February 2014 and its follow-on offering, which closed in August 2015, and the issuance of debt. In addition, the Company received approximately $32,500 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKD, and an earlier product candidate for which development efforts ceased in 2007.

In connection with the license of rights to CR845 in Japan to Maruishi, and as part of the payments described above, in April 2013, the Company received an upfront payment of $15,000, and in August 2014 and September 2015, the Company received additional milestone payments of $480 and $1,725 (net of contractual foreign currency exchange adjustments), respectively. In connection with the license of rights to CR845 in South Korea to CKD, and as part of the payments described above, in 2012, the Company received aggregate upfront and milestone payments of $1,190, and in August 2015 and October 2015, the Company received additional milestone payments of $209 and $417 (net of South Korean withholding taxes), respectively.

As of June 30, 2016, the Company had unrestricted cash and cash equivalents and marketable securities of $84,764 and an accumulated deficit of $128,657. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $23,766 and $10,373 and had net cash used in operating activities of $21,292 and $9,495 for the six months ended June 30, 2016 and 2015, respectively. The Company expects that cash and cash equivalents and marketable securities as of June 30, 2016 will be sufficient to fund its operations beyond one year.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP, that delays recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities by requiring (1) estimating expected credit losses only when the fair value is below the amortized cost of the asset; (2) recording a credit loss without regard to the length of time a security has been in an unrealized loss position; (3) limiting the measurement of the credit loss to the difference between the security’s amortized cost basis and its fair value and (4) presenting credit losses as an allowance rather than as a write-down, which will allow the Company to record reversals of credit losses in current period net income, a practice that is currently prohibited. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that adoption of ASU 2016-13 will have on its results of operations, financial position and cash flows.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12, which amends guidance in the new revenue standard, ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, on collectability, noncash consideration, presentation of sales tax and transition. The amendments in ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017 (i.e., January 1, 2018), including interim periods within those reporting periods, which is the same as for ASU 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. The Company is currently evaluating the effect that adoption of ASU 2016-12 will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, or ASU 2016-10, which clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU 2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. ASU 2016-10 has the same effective date and transition requirements as ASU 2014-09, as amended by ASU 2015-14. The Company is currently evaluating the effect that adoption of ASU 2016-10 will have on its financial statements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09 by specifying that the determination as to whether an entity that is involved in providing a good or a service to a customer is a principal or an agent is based upon whether the entity controls the good or the service before it is transferred to the customer. ASU 2016-08 has the same effective date and transition requirements as ASU 2014-09, as amended by ASU 2015-14. The Company is currently evaluating the effect that adoption of ASU 2016-08 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. Certain of the amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption on January 1, 2017, the Company will account for forfeitures as they occur rather than estimate a forfeiture rate and will record a cumulative-effect adjustment in equity on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized related to stock-based awards that are not forfeited. The Company expects that the income tax amendments within ASU 2016-09 will have no impact on its results of operations or cash flows because it is in a net operating loss position with a full valuation allowance.

In May 2014, the FASB issued ASU 2014-09, which changes the principle under which the Company will recognize revenue from contracts with customers from one which requires the Company to satisfy specific criteria before recognizing revenue to one which requires the Company to recognize revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017 (i.e., January 1, 2018), including interim periods within those reporting periods. The standard allows for two transition methods: (1) retrospectively to each prior reporting period presented, or (2) using a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized as an adjustment to the opening balance of retained earnings at the date of initial adoption. The Company is currently in the process of deciding which method of transition it will use and the effect of adoption of ASU 2014-09 on its results of operations, financial position and cash flows. The Company currently recognizes revenue only from contracts with Maruishi and CKD, under both of which the Company may earn future milestone payments upon the achievement of defined clinical and regulatory events. The Company is continuing to monitor the timing of achievement of such milestones. To the extent that all defined milestones have not been achieved and the related revenue recognized under current GAAP prior to the adoption of ASU 2014-09, those contracts will be included within the scope of ASU 2014-09. However, since the current accounting for those contracts, as multiple element arrangements with milestone revenue recognized using the milestone method, is similar to ASU 2014-09, the Company does not expect a material effect on its financial statements from the adoption of ASU 2014-09.

3.	Available-for-Sale Marketable Securities

As of June 30, 2016 and December 31, 2015, the Company’s available-for-sale marketable securities consisted of money market mutual funds and debt securities issued by the U.S. government and government-sponsored entities and by investment grade institutions.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of June 30, 2016 and December 31, 2015:

As of June 30, 2016

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market mutual funds	$31,226	$62	$—	$31,288
U.S. Treasury securities	2,503	2	—	2,505
Other U.S. government agency obligations	11,146	6	—	11,152
Corporate bonds	14,581	3	(5)	14,579
Commercial paper	21,691	4	—	21,695

Total available-for-sale marketable securities	$81,147	$77	$(5)	$81,219

As of December 31, 2015

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market mutual funds	$42,017	$—	$(31)	$41,986
U.S. Treasury securities	2,528	—	—	2,528
Other U.S. government agency obligations	13,492	4	—	13,496
Corporate bonds	14,194	—	(6)	14,188
Commercial paper	19,444	1	(3)	19,442

Total available-for-sale marketable securities	$91,675	$5	$(40)	$91,640

All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Marketable securities.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of June 30, 2016, the Company’s marketable debt securities mature at various dates through May 2017. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for-sale marketable securities.

	As of June 30, 2016		As of December 31, 2015
Contractual maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$49,931	$49,921	$49,653	$49,657

During the six months ended June 30, 2016, the Company sold shares of a money market mutual fund that were classified as available-for-sale marketable securities. There were no realized gains or losses from this transaction since the fair value of the shares sold of $10,900 was equal to the carrying value of those shares.

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

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$11,055	$(5)	$—	$—	$11,055	$(5)

Total	$11,055	$(5)	$—	$—	$11,055	$(5)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market mutual funds	$30,985	$(31)	$—	$—	$30,985	$(31)
Corporate bonds	14,187	(6)	—	—	14,187	(6)
Commercial paper	11,960	(3)	—	—	11,960	(3)

Total	$57,132	$(40)	$—	$—	$57,132	$(40)

As of June 30, 2016 and December 31, 2015, the Company held a total of 13 out of 38 positions and 15 out of 23 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of June 30, 2016 and December 31, 2015. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the six months ended June 30, 2016. For the six months ended June 30, 2015, all of the Company’s funds were held in money market savings and checking accounts that were classified as cash equivalents and not as available-for-sale marketable securities. For the six months ended June 30, 2016, there were no reclassifications from AOCI since there were no sales of available-for-sale marketable securities with realized gains or losses.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(35)

Other comprehensive income before reclassifications	76
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive income	76

Balance, June 30, 2016	$41

5.	Fair Value Measurements

As of June 30, 2016 and December 31, 2015, the Company’s financial instruments consist of cash and cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Marketable securities are reported on the Company’s Condensed Balance Sheets at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, other U.S. government agency obligations, corporate bonds, commercial paper and money market funds with similar underlying investments, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

The Company validates the prices provided by its third party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the pricing service. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of June 30, 2016 or December 31, 2015.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

Fair value measurement as of June 30, 2016

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument

Cash and cash equivalents:
Money market mutual funds, savings account and checking accounts	$3,545	$3,545	$—	$—

Available-for-sale marketable securities:
Money market mutual funds	31,288	—	31,288	—
U.S. Treasury securities	2,505	—	2,505	—
Other U.S. government agency obligations	11,152	—	11,152	—
Corporate bonds	14,579	—	14,579	—
Commercial paper	21,695	—	21,695	—
Restricted cash:
Commercial money market account	1,469	1,469	—	—

Total financial assets	$86,233	$5,014	$81,219	$—

Fair value measurement as of December 31, 2015:

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument

Cash and cash equivalents:
Money market mutual funds, savings account and checking accounts	$15,101	$15,101	$—	$—

Available-for-sale marketable securities:
Money market mutual funds	41,986		41,986	—
U.S. Treasury securities	2,528		2,528	—
Other U.S. government agency obligations	13,496		13,496	—
Corporate bonds	14,188		14,188	—
Commercial paper	19,442		19,442	—
Restricted cash:
Bank Certificate of Deposit	700	700	—	—

Total financial assets	$107,441	$15,801	$91,640	$—

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the six months ended June 30, 2016. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the six months ended June 30, 2016.

6.	Restricted Cash

The Company is required to maintain stand-by letters of credit as security deposits under each of its leases, one for its operating facility in Shelton, Connecticut and the other for its office space in Stamford, Connecticut (refer to Note 12, Commitments and Contingencies). The fair value of each letter of credit approximates its contract value. In each case, the Company’s bank requires the Company to maintain restricted cash balances to serve as collateral for the letter of credit issued to the respective landlords by the bank. As of June 30, 2016, the restricted cash balances for the Shelton lease and the Stamford lease were both invested in a commercial money market account.

The restricted cash balance for the Shelton lease remains at $700 through the end of the lease term in 2017. For the Stamford lease, the letter of credit balance remains at $769 for the first three years following commencement of the Stamford lease and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in 2023. The reduction in the balance of the letter of credit for the Stamford lease is contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. As of June 30, 2016 and December 31, 2015, the Company had $1,469 and $700 of restricted cash, respectively, in long-term assets.

7.	Prepaid expenses

As of June 30, 2016, prepaid expenses were $3,398, consisting of $2,874 of prepaid R&D clinical costs, $460 of prepaid insurance and $64 of other prepaid costs. As of December 31, 2015, prepaid expenses were $1,729 consisting of $1,500 of prepaid R&D clinical costs, $98 of prepaid insurance, $96 of prepaid rent, and $35 of other prepaid costs.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$2,931	$1,965
Accrued research projects	2,779	1,542
Accrued Shelton lease liability	1,232	—
Accrued professional fees	342	371
Accrued compensation and benefits	835	1,204
Accrued other	49	186

Total	$8,168	$5,268

9.	Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options, which are included using the treasury stock method when dilutive. For the three and six months ended June 30, 2016 and 2015, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Weighted average common shares outstanding	27,282,863	22,828,612	27,271,226	22,818,601

Diluted:
Weighted average common shares outstanding - Basic	27,282,863	22,828,612	27,271,226	22,818,601
Common stock options*	—	—	—	—

Denominator for diluted net loss per share	27,282,863	22,828,612	27,271,226	22,818,601

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(13,075)	$(5,684)	$(23,766)	$(10,373)

Weighted-average common shares outstanding:
Basic and Diluted	27,282,863	22,828,612	27,271,226	22,818,601

Net loss per share, Basic and Diluted	$(0.48)	$(0.25)	$(0.87)	$(0.45)

As of June 30, 2016 and 2015, 2,256,700 and 1,583,480 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

10.	Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator, which, for employees and non-employee consultants, has generally been 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. As of January 1, 2016, subsequent grants of Stock Awards made to employees vest monthly over a period of four years from the grant date. Stock options initially granted to members of the Company’s Board of Directors vest on the date of the Annual Meeting of Stockholders at which their initial term expires based on the class of Director. Subsequent grants to Directors that are made automatically at Annual Meetings of Stockholders vest fully on the first anniversary of the date of grant. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

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

Under the 2014 Plan, the Company granted 112,000 and 722,000 stock options during the three and six months ended June 30, 2016, respectively, and 309,000 and 604,000 stock options during the three and six months ended June 30, 2015, respectively. The fair values of stock options granted during the three and six months ended June 30, 2016 and 2015 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.23% - 1.79%	1.87% - 1.89%	1.23% - 1.79%	1.43% - 1.89%
Expected volatility	69.3% - 72.6%	64%	67.8% - 72.6%	64% - 67%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of nonemployee options (in years)	10	10	10	10

The weighted average grant date fair value of options granted to employees and members of the Company’s Board of Directors for their service during the three and six months ended June 30, 2016 was $3.55 and $3.80, respectively, and during the three and six months ended June 30, 2015 was $6.41 and $6.32, respectively.

The weighted average fair value of outstanding options that had been granted to nonemployee consultants, as re-measured during the vesting period of each tranche in accordance with ASC 505-50, was $2.82 and $3.26 during the three and six months ended June 30, 2016, respectively, and $8.99 and $8.11 during the three and six months ended June 30, 2015, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three and six months ended June 30, 2016 and 2015, the Company recognized compensation expense relating to stock options, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$303	$280	$492	$478
General and administrative	394	420	702	668

Total stock option expense	$697	$700	$1,194	$1,146

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	1,658,408	$10.27
Granted	722,000	5.98
Exercised	(28,000)	1.41
Forfeited	(94,792)	12.22
Expired	(916)	11.00

Outstanding, June 30, 2016	2,256,700	8.92

Options exercisable, June 30, 2016	810,712	$8.95

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2016 and 2015.

11.	Income Taxes

For the three months ended June 30, 2016 and 2015, pre-tax losses were $13,154 and $5,719, respectively, and for the six months ended June 30, 2016 and 2015, pre-tax losses were $23,990 and $10,423, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of June 30, 2016 and December 31, 2015.

The benefit from income taxes of $79 and $35 for the three months ended June 30, 2016 and 2015, respectively, and $224 and $50 for the six months ended June 30, 2016 and 2015, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

12.	Commitments and Contingencies

Contractual obligations and commitments as of June 30, 2016 were as follows:

	Payment Due for the Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Stamford operating lease	$192	$875	$1,093	$1,217	$1,241	$3,650	$8,268
Shelton operating lease	459	740	—	—	—	—	1,199

	$651	$1,615	$1,093	$1,217	$1,241	$3,650	$9,467

In May 2016, the Company moved its headquarters to Stamford, Connecticut, where it leases office space under an operating lease with a term through October 2023 (See Note 21 of Notes to Financial Statements, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). As of June 30, 2016, the Stamford landlord had made renovations of approximately $1,094 to the leased premises. Such amount is included in Property and equipment, net and Deferred lease obligation on the Company’s Condensed Balance Sheet. Deferred lease obligation is being amortized as a reduction to rent expense over the same term as rent expense.

As of June 30, 2016, the Company continues to lease its former operating facility located in Shelton, Connecticut, which has a term through October 2017 (See Note 21 of Notes to Financial Statements, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). The Company accelerated the amortization of the Shelton leasehold improvements through May 2016, the date the Company moved from the Shelton facility, or cease-use date, at which time the net book value of those leasehold improvements was zero. Acceleration of amortization of the Shelton leasehold improvements resulted in $359 and $899 of additional amortization expense (additional net loss per share of $0.01 and $0.03) for the three and six months ended June 30, 2016, respectively.

In addition, in accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of May 2016, the Company recorded rent expense, within Research and development expense and General and administrative expense, and accrued a liability of $1,312, which represents the fair value of costs that will continue to be incurred during the remaining term of the Shelton operating lease without economic benefit to the Company. Such liability, which includes the $1,199 of minimum rental payments in the table above together with common area maintenance charges, is included in Accounts payable and accrued expenses on the Company’s Condensed Balance Sheet as of June 30, 2016. At the cease-use date, the Company also wrote off the balance of Deferred lease obligation of $429 related to the Shelton lease.

A reconciliation of the balances of the accrued Shelton lease cease-use liability from May 31, 2016 to June 30, 2016 is as follows:

Balance May 31, 2016	$1,312
Rental payment, June 2016	(80)

Balance June 30, 2016	$1,232

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

I.V. CR845 for Treatment of Acute Postoperative Pain

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

In February 2016, the FDA advised us that our adaptive pivotal trial of I.V. CR845 for postoperative pain had been placed on IND clinical hold pending a safety review. The clinical hold was based on a pre-specified stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol. Four patients out of 90 total patients that had been dosed at that time, all of whom were in the highest I.V. CR845 dose group (5.0 ug/kg), exhibited transient serum sodium levels equal to or greater than 150 mmol/L (mild-to-moderate hypernatremia). The most common adverse events (>5%) reported across treatment groups and placebo were nausea, hypernatremia, abdominal distension and procedural hypotension. All cases of abdominal distension and procedural hypotension were attributed to the surgical procedure and not to study drug. There were no cases of respiratory depression, no adverse events greater than Grade 1, and no CR845-associated serious adverse events have been reported.

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

In April 2016, we received notice from the FDA that it had removed the clinical hold on our adaptive Phase 3 trial of I.V. CR845 for postoperative pain. Based on the safety review and our analysis of interim efficacy signals for pain, supplemental opioid use and opioid-related side effects that we observed in the unblinded data from the adaptive pivotal trial of I.V. CR845, we modified the trial protocol and, in June 2016, resumed the trial as a three-arm trial, testing two doses of CR845 (1.0 ug/kg and 0.5 ug/kg)

versus placebo. The revised trial is enrolling up to 450 patients undergoing either hysterectomy, prostatectomy, hemi-colectomy or ventral hernia, all of which are associated with moderate-to-severe postoperative visceral pain, at approximately 30 clinical sites within the United States. The primary efficacy measure is the Change in Pain Intensity over the 24-hour postoperative period, or AUC, using the patient-reported Numeric Rating Scale, or NRS, score collected at pre-specified time points through 24 hours. Postoperative nausea and vomiting is also being evaluated as a secondary efficacy measure. The impact of I.V. CR845 treatment on inflammatory biomarkers is also being explored.

Based on previous guidance from the FDA, we believe we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting a new drug application, or NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

Oral CR845 for Treatment of Osteoarthritis

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

The Phase 2a trial establishes therapeutic doses and a dosing regimen for a larger double-blind, placebo-controlled Phase 2b trial, which we plan to initiate during the third quarter of 2016. The Phase 2b trial will be a double-blind, multiple-dose trial with twice-daily doses of CR845 administered over an eight-week treatment period in osteoarthritis patients with moderate-to-severe pain. The trial will include 330 patients randomized across three CR845 tablet strengths and a placebo arm at 15 sites across the United States.

I.V. CR845 for Treatment of Uremic (Chronic Kidney Disease-Associated) Pruritus

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

Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA. We have incorporated the feedback we received from the FDA in this guidance meeting in the overall design of our Phase 3 clinical trial program for I.V. CR845 for the treatment of uremic pruritus.

In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of I.V. CR845 in dialysis patients suffering from moderate-to-severe uremic pruritus, an intractable systemic itch condition in patients with chronic kidney disease. Part A of the trial, is a randomized, double-blind, placebo-controlled trial in 160 patients of three doses of I.V. CR845 (0.5ug/kg, 1.0 ug/kg and 1.5 ug/kg) administered three times per week after dialysis over an 8-week period. Part B will be a randomized double-blind placebo-controlled trial in up to 240 patients of one optimized dose of I.V. CR845 administered three times per week after dialysis over a 12-week treatment period. The primary endpoint will be reduction in worst itching scores from baseline values measured on a standard NRS alongside secondary quantitative quality of life endpoints.

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

Other Income

Other income consists of interest income earned on our cash, cash equivalents, marketable securities and restricted cash and realized gains and losses on the sale of marketable securities.

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
Collaborative revenue	$—	$874	-100%	$—	$1,363	-100%
Clinical compound revenue	79	—	100%	86	—	100%

Total revenue	$79	$874	-91%	$86	$1,363	-94%

Collaborative revenue for the three months ended June 30, 2015 of $874 thousand and for the six months ended June 30, 2015 of $1.4 million consists of revenue that had been deferred upon entry into the license agreement with Maruishi.

Clinical compound revenue for the three and six months ended June 30, 2016 of $79 thousand and $86 thousand, respectively, resulted from the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
Direct preclinical studies and clinical trial costs	$7,294	$2,981	145%	$12,996	$4,808	170%
Consultant services in support of preclinical studies and clinical trials	523	193	171%	1,148	355	224%
Stock-based compensation	303	280	8%	492	478	3%
Depreciation and amortization	279	104	169%	663	208	219%
Other R&D operating expenses	2,361	1,126	110%	4,006	2,220	80%

Total R&D expense	$10,760	$4,684	130%	$19,305	$8,069	139%

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from increases totaling $2.9 million, primarily for the Phase 3 I.V. CR845 adaptive pivotal clinical trial and the Phase 2/3 I.V. CR845 clinical trial in patients with uremic pruritus, coupled with a net increase of $1.9 million of CR845 drug manufacturing costs. Those costs were partially offset by decreases totaling $1.7 million in clinical trial costs primarily in connection with the Phase 2a I.V. CR845 proof-of-concept trial in patients with uremic pruritus, the I.V. CR845 HAL trial and the Phase 2a Oral CR845 clinical trial in patients with OA, which was completed in 2015. There was also a net increase of $1.5 million of preclinical costs. The increase in depreciation and amortization expense reflects the acceleration of amortization of the leasehold improvements at our Shelton, Connecticut facility related to research and development activities prior to the relocation of our corporate headquarters. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel and an increase in rent, which includes recognition of all of the remaining rent expense allocable to research and development activities due during the remaining term of the Shelton operating lease (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, the net increase in direct preclinical studies and clinical trial costs and related consultant costs primarily resulted from increases totaling $4.5 million for the Phase 3 I.V. CR845 adaptive pivotal clinical trial and the Phase 2/3 I.V. CR845 clinical trial in patients with uremic pruritus, coupled with a net increase of $4.1 million of CR845 drug manufacturing costs. Those costs were partially offset by decreases totaling $2.1 million in clinical trial costs primarily in connection with the Phase 2a I.V. CR845 proof-of-concept trial in patients with uremic pruritus, the I.V. CR845 HAL trial and the Phase 2a Oral CR845 clinical trial in patients with OA, which was completed in 2015. There was also a net increase of $2.4 million of preclinical costs. The increase in depreciation and amortization expense reflects the acceleration of amortization of the leasehold improvements at our Shelton, Connecticut facility related to research and development activities prior to the relocation of our corporate headquarters (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q). The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel and rent, which includes recognition of all of the remaining rent expense allocable to research and development activities due during the remaining term of the Shelton operating lease (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

The following table summarizes our R&D expenses by product candidate for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Amounts in thousands		Amounts in thousands
External research and development expenses:
I.V. CR845	$3,946	$2,577	$8,733	$4,322
Oral CR845	3,871	597	5,411	841

Internal research and development expenses	2,943	1,510	5,161	2,906

Total research and development expenses	$10,760	$4,684	$19,305	$8,069

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
Professional fees and public/investor relations	$503	$493	2%	$1,075	$969	11%
Stock-based compensation	394	420	-6%	702	668	5%
Depreciation and amortization	240	89	168%	586	179	228%
Other G&A operating expenses	1,508	920	64%	2,729	1,928	41%

Total G&A expense	$2,645	$1,922	38%	$5,092	$3,744	36%

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, the increase in depreciation and amortization expense reflects the acceleration of amortization of our leasehold improvements at our Shelton, Connecticut facility related to general and administrative activities prior to the relocation of our corporate headquarters (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q). The increase in other G&A operating expenses included increases in payroll and related costs and in franchise taxes and rent, which includes recognition of all of the remaining rent expense allocable to general and administrative activities due during the remaining term of the Shelton operating lease (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs and in accounting and auditing fees. The increase in depreciation and amortization expense reflects the acceleration of amortization of our leasehold improvements at our Shelton, Connecticut facility related to general and administrative activities prior to the relocation of our corporate headquarters (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q). The increase in other G&A operating expenses included increases in payroll and related costs and in franchise taxes and rent, which includes recognition of all of the remaining rent expense allocable to general and administrative activities due during the remaining term of the Shelton operating lease (See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
Other Income	$172	$13	1223%	$321	$27	1073%

During the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, the respective increases in other income were primarily due to an increase in interest income and dividends earned on our portfolio of investments, which included marketable securities during the 2016 periods but not during the 2015 periods. In addition, the increase in other income was due to higher interest rates on a higher average balance of cash and cash equivalents and marketable securities in 2016 as a result of our follow-on offering of common stock, which closed in August 2015.

Benefit from Income Taxes

For the three months ended June 30, 2016 and 2015, pre-tax losses were $13.2 million and $5.7 million, respectively, and we recognized a benefit from income taxes of $79 thousand and $35 thousand, respectively.

For the six months ended June 30, 2016 and 2015, pre-tax losses were $24.0 million and $10.4 million, respectively, and we recognized a benefit from income taxes of $224 thousand and $50 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at June 30, 2016 and December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2016, we have raised an aggregate of approximately $237.5 million to fund our operations, including (1) proceeds of $75.2 million, net of underwriting discounts and commissions and offering expenses paid by us, from our follow-on offering of our common stock, which closed in August 2015; (2) proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses paid by us, from our initial public offering, or IPO, which closed in February 2014; (3) $32.5 million under our license agreements, primarily with Maruishi and CKD, and an earlier product candidate for which development efforts ceased in 2007; (4) $65.9 million of proceeds from the sale of shares of our convertible preferred stock prior to our IPO and (5) $7.4 million of net proceeds from debt financings. As of June 30, 2016, we had $84.8 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which we believe will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $23.8 million and $10.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $128.7 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other R&D activities.

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

(2) completing a Phase 2b trial of Oral CR845 in chronic pain; and

(3) advancing our CR845 uremic pruritus program through a Phase 2/3 adaptive pivotal trial we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of June 30, 2016 will be sufficient for us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(21,292)	$(9,495)
Net cash provided by (used in) investing activities	9,696	(12)
Net cash provided by financing activities	40	35

Net decrease in cash and cash equivalents	$(11,556)	$(9,472)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2016 consisted primarily of a net loss of $23.8 million partially offset by a $0.6 million cash inflow from net changes in operating assets and liabilities and a $1.9 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of a cash inflow of $2.6 million from an increase in accounts payable and accrued expenses, partially offset by cash outflows of $1.7 million from an increase in prepaid expense, primarily related to increases in prepaid clinical costs and prepaid insurance, and of $0.4 million due to an increase in income tax receivable from the State of Connecticut under the Connecticut R&D Tax Credit Exchange Program, an increase in a receivable from the Stamford landlord for leasehold improvements and an increase in interest receivable on our portfolio of marketable securities. Net non-cash charges primarily consisted of depreciation and amortization expense of $1.2 million, stock-based compensation expense of $1.2 million and deferred rent costs of $0.4 million.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $9.7 million for the six months ended June 30, 2016, which primarily included cash inflows of $42.4 million from maturities of available-for-sale marketable securities and $10.9 million from the sale of available-for-sale marketable securities. Those cash inflows were partially offset by cash outflows of $42.7 million from the purchase of available-for-sale marketable securities, $0.2 million of cash paid for purchase of property and equipment at our new corporate headquarters in Stamford, Connecticut and $0.8 million of additional restricted cash related to our Stamford lease.

Net cash used in investing activities was $12 thousand for the six months ended June 30, 2015 related to the purchase of office and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 consisted primarily of proceeds of $40 thousand and $35 thousand, respectively, received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2016 consisted of operating lease obligations in connection with our facilities in Shelton, Connecticut and Stamford, Connecticut. See Note 12 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2016, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including money market funds and investment-grade debt instruments, principally corporate notes, commercial paper and direct obligations of the U.S. government and government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

Information about our market risks are disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our market risks as of June 30, 2016.

We maintain an investment portfolio in accordance with our investment policy, which includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and to meet operating needs. Our investments are subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of June 30, 2016, if interest rates were to increase or decrease by 10%, the decrease (increase) in the fair value of our investment portfolio would be immaterial. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the six months ended June 30, 2016, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on February 3, 2014. As of June 30, 2016, we have used approximately $38.5 million of the funds received from our IPO for clinical trials and payments to R&D consultants.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1 +	Eleventh Amendment to Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc. (3)

31.1	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

101.DEF	XBRL Definition Linkbase Document.

+	Indicates management contract or compensatory plan.
(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(3)	The Services Agreement, as previously amended, was filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36279) filed with the Securities and Exchange Commission on August 10, 2015 and incorporated herein by reference.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: August 4, 2016	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	By	/s/ Josef Schoell
Josef Schoell
Chief Financial Officer
(Principal Financial and Accounting Officer)