Form 10-Q
period 2016-09-30
Cara Therapeutics, Inc.
filed 2016-11-04
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 28, 2016 was: 27,282,863.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,426	$15,101
Marketable securities	65,994	91,640
Income tax receivable	663	384
Other receivables	115	80
Prepaid expenses	4,820	1,729

Total current assets	77,018	108,934
Property and equipment, net	1,665	1,263
Restricted cash	1,469	700

Total assets	$80,152	$110,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,825	$5,268

Total current liabilities	6,825	5,268

Deferred lease obligation	1,525	585

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:

Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015, zero shares issued and outstanding at September 30, 2016 and December 31, 2015.	—	—

Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015, 27,282,863 shares and 27,254,863 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	27	27

Additional paid-in capital	211,954	209,943
Accumulated deficit	(140,199)	(104,891)
Accumulated other comprehensive income (loss)	20	(35)

Total stockholders’ equity	71,802	105,044

Total liabilities and stockholders’ equity	$80,152	$110,897

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
License and milestone fees	$—	$1,710	$—	$1,710
Collaborative revenue	—	730	—	2,093
Clinical compound revenue	—	—	86	—

Total revenue	—	2,440	86	3,803

Operating expenses:
Research and development	9,671	5,584	28,976	13,653
General and administrative	2,102	1,865	7,195	5,609

Total operating expenses	11,773	7,449	36,171	19,262

Operating loss	(11,773)	(5,009)	(36,085)	(15,459)

Other income	176	22	498	49

Loss before benefit from income taxes	(11,597)	(4,987)	(35,587)	(15,410)

Benefit from income taxes	55	200	279	250

Net loss	$(11,542)	$(4,787)	$(35,308)	$(15,160)

Net loss per share -Basic and Diluted	$(0.42)	$(0.19)	$(1.29)	$(0.64)

Weighted average shares:
Basic and Diluted	27,282,863	25,545,164	27,275,133	23,737,443

Other comprehensive loss, net of tax of $0:
Changes in unrealized gains (losses) on available-for-sale marketable securities	(21)	—	55	—

Total comprehensive loss	$(11,563)	$(4,787)	$(35,253)	$(15,160)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	22,802,039	$23	$131,840	$(80,201)	$—	$51,662
Sale of common stock in a follow-on public offering ($18.60 per share), net of underwriting discounts and commissions and offering expenses of $5,269	4,327,956	4	75,227	—	—	75,231
Stock-based compensation expense	—	—	1,807	—	—	1,807
Shares issued upon exercise of stock options	101,588	—	323	—	—	323
Net loss	—	—	—	(15,160)	—	(15,160)

Balance at September 30, 2015	27,231,583	$27	$209,197	$(95,361)	$—	$113,863

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	27,254,863	$27	$209,943	$(104,891)	$(35)	$105,044
Stock-based compensation expense	—	—	1,971	—	—	1,971
Shares issued upon exercise of stock options	28,000	—	40	—	—	40
Net loss	—	—	—	(35,308)	—	(35,308)
Other comprehensive income	—	—	—	—	55	55

Balance at September 30, 2016	27,282,863	$27	$211,954	$(140,199)	$20	$71,802

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating activities
Net loss	$(35,308)	$(15,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,971	1,807
Depreciation and amortization	1,346	580
Accretion/amortization on available-for-sale marketable securities	(183)	—
Realized gain on sales of marketable securities	(12)	—
Deferred rent costs	(158)	(214)
Changes in operating assets and liabilities:
Income tax receivable	(279)	(250)
Other receivables	(35)	(2,143)
Prepaid expenses	(3,091)	(1,649)
Accounts payable and accrued expenses	1,556	1,171
Deferred revenue	—	(1,452)

Net cash used in operating activities	(34,193)	(17,310)

Investing activities
Proceeds from maturities of available-for-sale marketable securities	59,650	—
Proceeds from sale of available-for-sale marketable securities	23,368	—
Purchases of available-for-sale marketable securities	(57,123)	—
Change in restricted cash	(769)	—
Purchases of property and equipment	(648)	(13)

Net cash provided by (used in) investing activities	24,478	(13)

Financing activities
Proceeds from follow-on offering of common stock, net of issuance costs	—	75,453
Proceeds from the exercise of stock options	40	323

Net cash provided by financing activities	40	75,776

Net cash (decrease) increase for the period	(9,675)	58,453
Cash and cash equivalents at beginning of period	15,101	52,663

Cash and cash equivalents at end of period	$5,426	$111,116

Noncash investing and financing activities
Tenant improvements paid by landlord	$1,094	$—
Unpaid follow-on offering issuance costs	—	222

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

As of September 30, 2016, the Company has raised aggregate net proceeds of approximately $204,800 from several rounds of equity financing, including its initial public offering, which closed in February 2014 and its follow-on offering, which closed in August 2015, and the issuance of debt. In addition, the Company received approximately $32,500 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKD, and an earlier product candidate for which development efforts ceased in 2007 (see Note 10, Collaborations).

As of September 30, 2016, the Company had unrestricted cash and cash equivalents and marketable securities of $71,420 and an accumulated deficit of $140,199. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $35,308 and $15,160 and had net cash used in operating activities of $34,193 and $17,310 for the nine months ended September 30, 2016 and 2015, respectively. The Company expects that cash and cash equivalents and marketable securities as of September 30, 2016 will be sufficient to fund its operations beyond one year.

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

As of September 30, 2016 and December 31, 2015, the Company’s available-for-sale marketable securities consisted of money market mutual funds and debt securities issued by the U.S. government and government-sponsored entities and by investment grade institutions.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2016 and December 31, 2015:

As of September 30, 2016

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market mutual funds	$18,858	$19	$—	$18,877
U.S. Treasury securities	2,501	1	—	2,502
U.S. government agency obligations	8,886	4	—	8,890
Corporate bonds	15,054	2	(5)	15,051
Commercial paper	20,675	2	(3)	20,674

Total available-for-sale marketable securities	$65,974	$28	$(8)	$65,994

As of December 31, 2015

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market mutual funds	$42,017	$—	$(31)	$41,986
U.S. Treasury securities	2,528	—	—	2,528
U.S. government agency obligations	13,492	4	—	13,496
Corporate bonds	14,194	—	(6)	14,188
Commercial paper	19,444	1	(3)	19,442

Total available-for-sale marketable securities	$91,675	$5	$(40)	$91,640

All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Marketable securities.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2016, the Company’s marketable debt securities mature at various dates through June 2017. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for-sale marketable securities.

	As of September 30, 2016		As of December 31, 2015
Contractual maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$47,117	$47,116	$49,653	$49,657

During the nine months ended September 30, 2016, the Company sold shares of money market mutual funds with a total fair value of $23,368 that were classified as available-for-sale marketable securities. The cost of the shares of money market mutual funds that were sold was determined by specific identification. Realized gains from those sales amounted to $12.

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

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$9,528	$(5)	$—	$—	$9,528	$(5)
Commercial paper	9,443	(3)	—	—	9,443	(3)

Total	$18,970	$(8)	$—	$—	$18,970	$(8)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market mutual funds	$30,985	$(31)	$—	$—	$30,985	$(31)
Corporate bonds	14,187	(6)	—	—	14,187	(6)
Commercial paper	11,960	(3)	—	—	11,960	(3)

Total	$57,132	$(40)	$—	$—	$57,132	$(40)

As of September 30, 2016 and December 31, 2015, the Company held a total of 20 out of 41 positions and 15 out of 23 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of September 30, 2016 and December 31, 2015. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, all of the Company’s funds were held in money market savings and checking accounts that were classified as cash equivalents and not as available-for-sale marketable securities.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(35)

Other comprehensive income before reclassifications	67
Amount reclassified out of accumulated other comprehensive income	(12)

Net current period other comprehensive income	55

Balance, September 30, 2016	$20

The reclassifications out of AOCI and into net loss were as follows:

	Amounts Reclassified out of AOCI
Component of AOCI	Three Months Ended September 30,	Nine Months Ended September 30,	Affected Line Item in the Condensed Statements of Comprehensive Loss
	2016	2016
Unrealized gains (losses) on available-for-sale marketable securities
Realized gains on sale of securities	$12	$12	Other income
	—	—	Income tax benefit

	$12	$12	Net of tax

The amount reclassified out of AOCI into net loss was determined by specific identification.

5.	Fair Value Measurements

As of September 30, 2016 and December 31, 2015, the Company’s financial instruments consist of cash and cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Marketable securities are reported on the Company’s Condensed Balance Sheets at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and money market funds with similar underlying investments, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2016 or December 31, 2015.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

Fair value measurement as of September 30, 2016

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument

Cash and cash equivalents:
Money market mutual funds, savings account and checking accounts	$5,426	$5,426	$—	$—

Available-for-sale marketable securities:
Money market mutual funds	18,877	—	18,877	—
U.S. Treasury securities	2,502	—	2,502	—
U.S. government agency obligations	8,890	—	8,890	—
Corporate bonds	15,051	—	15,051	—
Commercial paper	20,674	—	20,674	—
Restricted cash:
Commercial money market account	1,469	1,469	—	—

Total financial assets	$72,889	$6,895	$65,994	$—

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

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the nine months ended September 30, 2016. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the nine months ended September 30, 2016.

6.	Restricted Cash

The Company is required to maintain stand-by letters of credit as security deposits under each of its leases, one for its operating facility in Shelton, Connecticut and the other for its office space in Stamford, Connecticut (refer to Note 14, Commitments and Contingencies). The fair value of each letter of credit approximates its contract value. In each case, the Company’s bank requires the Company to maintain restricted cash balances to serve as collateral for the letter of credit issued to the respective landlords by the bank. As of September 30, 2016, the restricted cash balances for the Shelton lease and the Stamford lease were both invested in a commercial money market account.

The restricted cash balance for the Shelton lease remains at $700 through the end of the lease term in October 2017. For the Stamford lease, the letter of credit balance remains at $769 for the first three years following commencement of the Stamford lease and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in 2023. The reduction in the balance of the letter of credit for the Stamford lease is contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. As of September 30, 2016 and December 31, 2015, the Company had $1,469 and $700 of restricted cash, respectively, in long-term assets.

7.	Prepaid expenses

As of September 30, 2016, prepaid expenses were $4,820, consisting of $4,363 of prepaid R&D clinical costs, $327 of prepaid insurance and $130 of other prepaid costs. As of December 31, 2015, prepaid expenses were $1,729 consisting of $1,500 of prepaid R&D clinical costs, $98 of prepaid insurance, $96 of prepaid rent, and $35 of other prepaid costs.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$2,387	$1,965
Accrued research projects	1,817	1,542
Accrued Shelton lease liability	998	—
Accrued professional fees	373	371
Accrued compensation and benefits	1,177	1,204
Accrued other	73	186

Total	$6,825	$5,268

9.	Stockholders’ Equity

On July 29, 2015, the Company entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 3,763,440 shares of its common stock (the “Offering”). The Offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-203072), filed with the SEC on March 27, 2015 and declared effective on May 13, 2015, and a related prospectus supplement dated July 29, 2015, which was filed with the SEC on July 30, 2015. As part of the Offering, the Company granted the underwriters an option to purchase 564,516 additional shares of common stock.

On August 4, 2015, the Company closed the Offering, including the full exercise of the underwriters’ option to purchase 564,516 additional shares of common stock, at a public offering price of $18.60 per share. The Company received net proceeds of approximately $75,231, after deducting the underwriting discounts and commissions and offering expenses paid or payable by the Company.

10.	Collaborations

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

During the three months ended September 30, 2015, the Company met the milestone criteria, as set forth in the CKD Agreement, for the completion of both a Phase 1b trial of Oral CR845 in the United States and a Phase 2 trial of CR845 in uremic pruritus patients in the United States. Both milestones were considered to be substantive and, therefore, the full amount of each of the milestone payments earned, $626 (net of South Korean withholding tax of $124), was recognized as milestone revenue upon achievement of each milestone, of which $417 (net of South Korean withholding tax of $83) was due to the Company as of September 30, 2015.

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

At inception of the Maruishi Agreement, the Company identified two deliverables under ASC 605-25, Revenue Recognition — Multiple Element Arrangements: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use, both of which were determined to have standalone value and have been accounted for as separate units of accounting from the outset of the arrangement. Upon entering into the Maruishi Agreement, the Company received an upfront, non-refundable, non-creditable license fee of $15,000, a portion of which was assigned to each of the two identified deliverables based on their estimated selling prices. The amount assigned to the R&D services unit of accounting was initially recorded as deferred revenue, which was recognized as collaborative revenue as the services were provided through July 2015. Amortization of deferred revenue pursuant to the R&D services deliverable to collaborative revenue was $89 for the three months ended September 30, 2015 and $1,452 for the nine months ended September 30, 2015.

Under the terms of the Maruishi Agreement, the Company is also entitled to receive aggregate milestone payments of $8,000 for events performed by Maruishi in Japan and $2,500 for events performed by the Company in the United States. In September 2015, Maruishi initiated a Phase 2 clinical trial of CR845 in Japan for uremic pruritus, which triggered a $1,725 milestone payment (net of contractual foreign currency exchange adjustments of $275) to the Company. As of September 30, 2015, such payment was due to the Company. At the time of achievement of the milestone, the Company had delivered all deliverables under the Maruishi Agreement. Since the milestone was achieved in Japan, it was deemed not to be substantive. Accordingly, the Company recognized $1,084 as milestone revenue and $641 as collaborative revenue during both the three months and nine months ended September 30, 2015 in connection with achievement of this milestone.

The Company incurred R&D expense related to the Maruishi Agreement of $108 and $1,583 (both consisting of clinical trial costs related to the R&D services deliverable) during the three and nine months ended September 30, 2015, respectively.

11.	Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options, which are included using the treasury stock method when dilutive. For the three and nine months ended September 30, 2016 and 2015, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Weighted average common shares outstanding	27,282,863	25,545,164	27,275,133	23,737,443

Diluted:
Weighted average common shares outstanding - Basic	27,282,863	25,545,164	27,275,133	23,737,443
Common stock options*	—	—	—	—

Denominator for diluted net loss per share	27,282,863	25,545,164	27,275,133	23,737,443

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,542)	$(4,787)	$(35,308)	$(15,160)

Weighted-average common shares outstanding:
Basic and Diluted	27,282,863	25,545,164	27,275,133	23,737,443

Net loss per share, Basic and Diluted	$(0.42)	$(0.19)	$(1.29)	$(0.64)

As of September 30, 2016 and 2015, 2,299,117 and 1,541,772 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

12.	Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator, which, for employees and non-employee consultants, has generally been 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. As of January 1, 2016, subsequent grants of Stock Awards made to employees and non-employee consultants vest monthly over a period of four years from the grant date. Stock options initially granted to members of the Company’s Board of Directors vest on the date of the Annual Meeting of Stockholders at which their initial term expires based on the class of Director. Subsequent grants to Directors that are made automatically at Annual Meetings of Stockholders vest fully on the first anniversary of the date of grant. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

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

Under the 2014 Plan, the Company granted 75,000 and 797,000 stock options during the three and nine months ended September 30, 2016, respectively, and 25,000 and 629,000 stock options during the three and nine months ended September 30, 2015, respectively. The fair values of stock options granted during the three and nine months ended September 30, 2016 and 2015 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.19%	1.77%	1.19% - 1.79%	1.43% - 1.89%
Expected volatility	71.9%	64.1%	67.8% - 72.6%	64.0% - 67.1%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of nonemployee options (in years)	—	—	10	10

The weighted average grant date fair value of options granted to employees and members of the Company’s Board of Directors for their service during the three and nine months ended September 30, 2016 was $3.92 and $3.81, respectively, and during the three and nine months ended September 30, 2015 was $13.30 and $6.60, respectively.

The weighted average fair value of outstanding options that had been granted to nonemployee consultants, as re-measured during the vesting period of each tranche in accordance with ASC 505-50, was $5.75 and $4.16 during the three and nine months ended September 30, 2016, respectively, and $10.87 and $9.03 during the three and nine months ended September 30, 2015, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three and nine months ended September 30, 2016 and 2015, the Company recognized compensation expense relating to stock options, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$375	$283	$867	$761
General and administrative	402	378	1,104	1,046

Total stock option expense	$777	$661	$1,971	$1,807

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	1,658,408	$10.27
Granted	797,000	5.99
Exercised	(28,000)	1.41
Forfeited	(95,792)	12.15
Expired	(32,499)	11.03

Outstanding, September 30, 2016	2,299,117	8.80

Options exercisable, September 30, 2016	887,213	$8.98

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine months ended September 30, 2016 and 2015.

13.	Income Taxes

For the three months ended September 30, 2016 and 2015, pre-tax losses were $11,597 and $4,987, respectively, and for the nine months ended September 30, 2016 and 2015, pre-tax losses were $35,587 and $15,410, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2016 and December 31, 2015.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The benefit from income taxes of $55 and $200 for the three months ended September 30, 2016 and 2015, respectively, and $279 and $250 for the nine months ended September 30, 2016 and 2015, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

14.	Commitments and Contingencies

Contractual obligations and commitments as of September 30, 2016 were as follows:

	Payment Due for the Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Stamford operating lease	$192	$875	$1,093	$1,217	$1,241	$3,650	$8,268
Shelton operating lease	232	740	—	—	—	—	972

	$425	$1,615	$1,093	$1,217	$1,241	$3,650	$9,241

In May 2016, the Company moved its headquarters to Stamford, Connecticut, where it leases office space under an operating lease with a term through October 2023 (See Note 21 of Notes to Financial Statements, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). As of September 30, 2016, the Stamford landlord had made tenant improvements of approximately $1,094 to the leased premises. Such amount is included in Property and equipment, net and in Deferred lease obligation on the Company’s Condensed Balance Sheet. The portion of Deferred lease obligation that is related to tenant improvements is being amortized as a reduction to rent expense over the same term as rent expense. During the three and nine months ended September 30, 2016, the Company amortized $36 and $71, respectively, of Deferred lease obligation related to tenant improvements.

As of September 30, 2016, the Company continues to lease its former operating facility located in Shelton, Connecticut, which has a term through October 2017 (See Note 21 of Notes to Financial Statements, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). The Company accelerated the amortization of the Shelton leasehold improvements through May 2016, the date the Company moved from the Shelton facility, or cease-use date, at which time the net book value of those leasehold improvements was zero. Acceleration of amortization of the Shelton leasehold improvements resulted in $899 of additional amortization expense (additional net loss per share of $0.03) for the nine months ended September 30, 2016.

In addition, in accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of May 2016, the Company recorded rent expense, within Research and development expense and General and administrative expense, and accrued a liability of $1,312, which represents the fair value of costs that will continue to be incurred during the remaining term of the Shelton operating lease without economic benefit to the Company. As of September 30, 2016, the carrying amount of the liability of $998, which includes the $972 of minimum rental payments in the table above, together with common area maintenance charges, was included in Accounts payable and accrued expenses on the Company’s Condensed Balance Sheet. At the cease-use date, the Company also wrote off the balance of Deferred lease obligation of $429 related to the Shelton lease.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A reconciliation of the balances of the accrued Shelton lease cease-use liability for the nine months ended September 30, 2016 is as follows:

Balance, January 1, 2016	$—
Additional accruals	1,312
Rental payments	(314)

Balance, September 30, 2016	$998

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In April 2015, we completed an End-of-Phase 2 meeting with the FDA to discuss the design of our pivotal trials for our I.V. CR845 product candidate in acute pain. In September 2015, we initiated our Phase 3 clinical trial program for I.V. CR845 in postoperative pain with the dosing of the first subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries. This trial is a multi-center, randomized, double-blind, placebo-controlled, parallel-group adaptive design trial with repeated doses of I.V. CR845 or placebo administered both prior to and following abdominal surgery in male and female patients. The trial protocol initially included three dose levels of I.V. CR845 (1.0 ug/kg, 2.0 ug/kg and 5.0 ug/kg), which were compared to placebo with an interim conditional power assessment to identify optimal doses to be used to complete the enrollment of this trial.

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

In April 2016, we received notice from the FDA that it had removed the clinical hold on our adaptive Phase 3 trial of I.V. CR845 for postoperative pain. Based on the safety review and our analysis of interim efficacy signals for pain, supplemental opioid use and opioid-related side effects that we observed in the unblinded data from the adaptive pivotal trial of I.V. CR845, we modified the trial protocol and, in June 2016, resumed the trial as a three-arm trial, testing two doses of CR845 (1.0 ug/kg and 0.5 ug/kg) versus placebo. The revised trial is enrolling up to 450 patients undergoing either hysterectomy, prostatectomy, hemi-colectomy or ventral hernia, all of which are associated with moderate-to-severe postoperative visceral pain, at approximately 30 clinical sites within the United States. The primary efficacy measure is the Change in Pain Intensity over the 24-hour postoperative period, or AUC, using the patient-reported Numeric Rating Scale, or NRS, score collected at pre-specified time points through 24 hours. Postoperative nausea and vomiting is also being evaluated as a secondary efficacy measure. The impact of I.V. CR845 treatment on inflammatory biomarkers is also being explored. An interim conditional power analysis of our adaptive Phase 3 trial of I.V. CR845 for postoperative pain is expected in the first half of 2017.

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

In December 2015, we announced positive top-line results from this Phase 2a trial. The results showed a dose-related reduction in mean baseline pain score up to 34% after two weeks, with statistically significant reduction in mean rescue medication for the top 5.0 mg dose group of approximately 80 percent (ANOVA: p= 0.02, for 5.0 mg vs lower dose groups). Fifty percent of the patients in the 5.0 mg dose group reported at least a 30% reduction in their pain score at the end of the treatment period. Fifty-nine percent of patients in the 5.0 mg dose group used no rescue medication in week two of the trial. The effectiveness of the 5.0 mg dose was further supported by statistically significant, dose-related increases in the proportion of patients whose OA was “very much improved” or “much improved” as indicated by patient global assessment (Cochran-Mantel-Haenszel test, p=0.02, 2-sided). In this trial, all four tablet strengths were observed to be safe and well tolerated.

The Phase 2a trial established therapeutic doses and a dosing regimen for a larger randomized, double-blind, placebo-controlled Phase 2b trial, which we initiated during the third quarter of 2016. The Phase 2b trial is a trial of three tablet strengths of CR845, 1.0 mg, 2.5 mg and 5.0 mg, dosed twice-daily over an eight-week treatment period in approximately 330 osteoarthritis patients experiencing moderate-to-severe pain at up to 35 sites across the United States. The primary efficacy endpoint is the change from baseline at week eight, with respect to the weekly mean of the daily pain intensity score using an NRS. Secondary endpoints include change from baseline in the WOMAC, the Patient Global Impression of Change, or PGIC, and amount of rescue medication used. We expect to report top-line data in the first half of 2017.

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

In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of I.V. CR845 in dialysis patients suffering from moderate-to-severe uremic pruritus, an intractable systemic itch condition in patients with chronic kidney disease. Part A of the trial, is a randomized, double-blind, placebo-controlled trial in 160 patients of three doses of I.V. CR845 (0.5ug/kg, 1.0 ug/kg and 1.5 ug/kg) administered three times per week after dialysis over an 8-week period. Part B will be a randomized double-blind placebo-controlled trial in up to 240 patients of one optimized dose of I.V. CR845 administered three times per week after dialysis over a 12-week treatment period. The primary endpoint will be reduction in worst itching scores from baseline values measured on a standard NRS alongside secondary quantitative quality of life endpoints. We expect to report top-line data from Part A of this trial in the first quarter of 2017.

We have also initiated a pharmacokinetic safety trial of multiple doses of Oral CR845 in hemodialysis patients to define bioequivalent tablet strengths to inform our ability to develop an oral tablet formulation for moderate-to-severe uremic pruritus. We expect to report top-line data from this trial in the first quarter of 2017.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses will continue near their current level through 2018. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Other Income

Other income consists of interest and dividend income earned on our cash, cash equivalents, marketable securities and restricted cash and realized gains and losses on the sale of marketable securities.

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
License and milestone fees revenue	$—	$1,710	-100%	$—	$1,710	-100%
Collaborative revenue	—	730	-100%	—	2,093	-100%
Clinical compound revenue	—	—	100%	86	—	100%

Total revenue	$—	$2,440	-100%	$86	$3,803	-98%

License and milestone fees revenue

License and milestone fees revenue for the three and nine months ended September 30, 2015 of $1.7 million consists of (a) $1.1 million related to the portion of the $1.7 million milestone payment earned in September 2015 under our license agreement with Maruishi, which was deemed not to be a substantive milestone and which was attributable to the previously delivered license and (b) $626 thousand from the two milestone payments earned by us under our license agreement with CKD in July and September 2015 (see Note 10 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

Collaborative revenue

Collaborative revenue for the three months ended September 30, 2015 of $730 thousand consists of (a) $641 thousand related to the portion of the $1.7 million milestone payment earned in September 2015 under our license agreement with Maruishi, which was deemed not to be a substantive milestone and which was attributable to the fully-delivered R&D services deliverable, and (b) $89 thousand of revenue that had been deferred upon entry into the license agreement with Maruishi (see Note 10 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

Collaborative revenue for the nine months ended September 30, 2015 of $2.1 million consists of (a) $641 thousand related to the portion of the $1.7 million milestone payment earned in September 2015 under our license agreement with Maruishi, which was deemed not to be a substantive milestone and which was attributable to the fully-delivered R&D services deliverable, and (b) $1.5 million of revenue that had been deferred upon entry into the license agreement with Maruishi.

Clinical compound revenue

Clinical compound revenue for the nine months ended September 30, 2016 of $86 thousand resulted from the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
Direct clinical trial costs	$6,974	$3,554	96%	$19,970	$8,362	139%
Consultant services in support of clinical trials	423	270	57%	1,557	625	149%
Stock-based compensation	375	283	33%	867	761	14%
Depreciation and amortization	76	104	-27%	739	311	137%
Other R&D operating expenses	1,823	1,373	33%	5,843	3,594	63%

Total R&D expense	$9,671	$5,584	73%	$28,976	$13,653	112%

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $3.6 million, primarily for the Phase 2b clinical trial of Oral CR845 in osteoarthritis patients and the Phase 2/3 I.V. CR845 clinical trial in patients with uremic pruritus, coupled with a net increase of $0.8 million of CR845 drug manufacturing costs and a net increase of $0.9 million for toxicology studies. Those costs were partially offset by decreases totaling $1.7 million in clinical trial costs primarily in connection with the Phase 2a I.V. CR845 proof-of-concept trial in patients with uremic pruritus, which was completed in the third quarter of 2015, and the Phase 2a Oral CR845 clinical trial in patients with OA, which was completed in the fourth quarter of 2015. The increase in stock-based compensation expense relates primarily to increased employee headcount. The decrease in depreciation and amortization expense reflects a lower balance of property and equipment in connection with the relocation of our headquarters from Shelton, Connecticut to Stamford, Connecticut. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel, partially offset by a decrease in costs associated with non-clinical R&D consultants.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $7.5 million for the Phase 3 I.V. CR845 adaptive pivotal clinical trial, the Phase 2/3 I.V. CR845 clinical trial in patients with uremic pruritus and the Phase 2b clinical trial of Oral CR845 in osteoarthritis patients, coupled with a net increase of $4.9 million of CR845 drug manufacturing costs and a net increase of $3.8 million for toxicology studies. Those costs were partially offset by decreases totaling $3.7 million in clinical trial costs primarily in connection with the Phase 2a I.V. CR845 proof-of-concept trial in patients with uremic pruritus, which was completed in the third quarter of 2015, and the Phase 2a Oral CR845 clinical trial in patients with OA, which was completed in the fourth quarter of 2015. The increase in stock-based compensation expense relates primarily to increased employee headcount, partially offset by a decrease in expense related to stock option awards granted to non-employee consultants, which are marked to market each quarter, due to the decrease in the market price of our common stock. The increase in depreciation and amortization expense reflects the acceleration of amortization of the leasehold improvements at our Shelton, Connecticut facility related to research and development activities prior to the relocation of our corporate headquarters (See Note 14 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q). The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel and rent, which includes recognition of all of the remaining rent expense allocable to research and development activities due during the remaining term of the Shelton operating lease (See Note 14 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

The following table summarizes our R&D expenses by product candidate for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amounts in thousands		Amounts in thousands
External research and development expenses:
I.V. CR845	$3,519	$1,970	$12,246	$6,292
Oral CR845	3,878	1,854	9,281	2,695

Internal research and development expenses	2,274	1,760	7,449	4,666

Total research and development expenses	$9,671	$5,584	$28,976	$13,653

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
Professional fees and public/investor relations	$509	$486	5%	$1,584	$1,455	9%
Stock-based compensation	402	378	6%	1,104	1,046	5%
Depreciation and amortization	21	89	-77%	607	268	126%
Other G&A operating expenses	1,170	912	28%	3,900	2,840	37%

Total G&A expense	$2,102	$1,865	13%	$7,195	$5,609	28%

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, the decrease in depreciation and amortization expense reflects a lower balance of property and equipment in connection with the relocation of our headquarters from Shelton, Connecticut to Stamford, Connecticut. The increase in other G&A operating expenses included increases in payroll and related costs and in franchise taxes.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs and in accounting and auditing fees. The increase in depreciation and amortization expense reflects the acceleration of amortization of our leasehold improvements at our Shelton, Connecticut facility related to general and administrative activities prior to the relocation of our corporate headquarters (See Note 14 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q). The increase in other G&A operating expenses included increases in payroll and related costs and in franchise taxes and rent, which includes recognition of all of the remaining rent expense allocable to general and administrative activities due during the remaining term of the Shelton operating lease (See Note 14 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q).

Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	Amounts in thousands			Amounts in thousands
Other Income	$176	$22	700%	$498	$49	916%

During the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, the respective increases in other income were primarily due to an increase in interest income and dividends earned on our portfolio of investments, which included marketable securities during the 2016 periods but not during the 2015 periods. The increase in the amount of other income also reflects higher interest rates in the 2016 periods and a higher average balance of cash and cash equivalents and marketable securities in the nine month 2016 period as a result of our follow-on offering of common stock, which closed in August 2015. For the three and nine months ended September 30, 2016, the increase in other income also included $12 thousand of realized gains on sales of marketable securities.

Benefit from Income Taxes

For the three months ended September 30, 2016 and 2015, pre-tax losses were $11.6 million and $5.0 million, respectively, and we recognized a benefit from income taxes of $55 thousand and $200 thousand, respectively.

For the nine months ended September 30, 2016 and 2015, pre-tax losses were $35.6 million and $15.4 million, respectively, and we recognized a benefit from income taxes of $279 thousand and $250 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at September 30, 2016 and December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2016, we have raised an aggregate of approximately $237.5 million to fund our operations, including (1) proceeds of $75.2 million, net of underwriting discounts and commissions and offering expenses paid by us, from our follow-on offering of our common stock, which closed in August 2015; (2) proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses paid by us, from our initial public offering, or IPO, which closed in February 2014; (3) $32.5 million under our license agreements, primarily with Maruishi and CKD, and an earlier product candidate for which development efforts ceased in 2007; (4) $65.9 million of proceeds from the sale of shares of our convertible preferred stock prior to our IPO and (5) $7.4 million of net proceeds from debt financings. As of September 30, 2016, we had $71.4 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which we believe will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $35.3 million and $15.2 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $140.2 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses may increase as we:

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

Because our product candidates are still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing collaboration agreements with Maruishi and CKD.

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

(2) completing a Phase 2b trial of Oral CR845 in chronic pain; and

(3) advancing our CR845 uremic pruritus program through a Phase 2/3 adaptive pivotal trial we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of September 30, 2016 will be sufficient for us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	Amounts in thousands
Net cash used in operating activities	$(34,193)	$(17,310)
Net cash provided by (used in) investing activities	24,478	(13)
Net cash provided by financing activities	40	75,776

Net (decrease) increase in cash and cash equivalents	$(9,675)	$58,453

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2016 consisted primarily of a net loss of $35.3 million and a $1.8 million cash outflow from net changes in operating assets and liabilities, partially offset by a $2.9 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of a cash outflow of $3.1 million from an increase in prepaid expense, primarily related to increases in prepaid clinical costs and prepaid insurance and a cash outflow of $0.3 million due to an increase in income tax receivable from the State of Connecticut under the Connecticut R&D Tax Credit Exchange Program. Those cash outflows were partially offset by a cash inflow of $1.6 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of depreciation and amortization expense of $1.3 million and stock-based compensation expense of $2.0 million, partially offset by deferred rent costs of $0.2 million and accretion/amortization on available-for-sale marketable securities of $0.2 million.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $24.5 million for the nine months ended September 30, 2016, which primarily included cash inflows of $59.6 million from maturities of available-for-sale marketable securities and $23.4 million from the sale of available-for-sale marketable securities. Those cash inflows were partially offset by cash outflows of $57.1 million from the purchase of available-for-sale marketable securities, $0.6 million of cash paid for purchase of property and equipment at our new corporate headquarters in Stamford, Connecticut and $0.8 million of additional restricted cash related to our Stamford lease.

Net cash used in investing activities was $13 thousand for the nine months ended September 30, 2015 related to the purchase of office and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of proceeds of $40 thousand received from the exercise of stock options.

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

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2016 consisted of operating lease obligations in connection with our facilities in Shelton, Connecticut and Stamford, Connecticut. See Note 14 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2016, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including money market funds and investment-grade debt instruments, principally corporate notes, commercial paper and direct obligations of the U.S. government and government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

Information about our market risks are disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our market risks as of September 30, 2016.

We maintain an investment portfolio in accordance with our investment policy, which includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of our investment policy are to preserve principal and to maintain proper liquidity to meet operating needs. Our investments are subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of September 30, 2016, if interest rates were to increase or decrease by 10%, the decrease (increase) in the fair value of our investment portfolio would be immaterial. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the nine months ended September 30, 2016, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on February 3, 2014. As of September 30, 2016, we have used approximately $48.7 million of the funds received from our IPO for clinical trials and payments to R&D consultants.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1 +	Twelfth Amendment to Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc. (3)

31.1	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

101.DEF	XBRL Definition Linkbase Document.

+	Indicates management contract or compensatory plan.
(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(3)	The Services Agreement, as previously amended, was filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36279) filed with the Securities and Exchange Commission on May 5, 2016 and incorporated herein by reference.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: November 3, 2016	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By	/s/ Josef Schoell
Josef Schoell
Chief Financial Officer
(Principal Financial and Accounting Officer)