Form 10-K
period 2016-12-31
Cara Therapeutics, Inc.
filed 2017-03-10
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the NASDAQ Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $102,480,638. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2016 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 3, 2017 was 27,303,321.

CARA THERAPEUTICS, INC.

2016 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the success and timing of our clinical trials, including our clinical trial programs for I.V. CR845 in acute pain and uremic pruritus and Oral CR845 in acute and chronic pain, and the reporting of clinical trial results;

•	the potential regulatory development pathway for I.V. CR845 in uremic pruritus, including the potential request for breakthrough therapy designation;

•	our plans to develop and commercialize I.V. CR845, Oral CR845 and our other product candidates;

•	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;

•	the size and growth of the potential markets for pain management, including the postoperative and chronic pain markets, and for our other product candidates and our ability to serve those markets;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the potential of future scheduling of I.V. CR845 by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

•	the performance of our current and future collaborators, including Maruishi Pharmaceuticals Co. Ltd. and Chong Kun Dang Pharmaceutical Corp. and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any approved products;

•	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;

•	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	the success of competing drugs that are or may become available; and

•	the performance of third-party manufacturers and clinical research organizations.

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

Industry and Market Data

We obtained the industry and market data in this Annual Report on Form 10-K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. These third parties may, in the future, alter the manner in which they conduct surveys and studies regarding the markets in which we operate our business. As a result, you should carefully consider the inherent risks and uncertainties associated with the industry and market data contained in this Annual Report on Form 10-K, including those discussed in Part I Item 1A. “Risk Factors.”

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pain and pruritus by selectively targeting kappa opioid receptors. We are developing a novel and proprietary class of product candidates that target the body’s peripheral nervous system. We commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our product candidates, including conducting preclinical studies and clinical trials of CR845-based product candidates, and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from license agreements, although we have received nominal amounts of revenue under research grants.

According to Quintiles/IMS, an independent market research firm, the total U.S. market for pain management pharmaceuticals was $41.6 billion in 2016. The prescription pain management market in the United States is dominated by opioid analgesics, which, according to Quintiles/IMS data, represented 56% of the 425 million analgesic prescriptions written in 2016 and accounted for sales of $8.6 billion in that year. Opioid analgesics decrease the perception of pain by stimulating mu, delta and/or kappa opioid receptors. All of these receptors are involved in modulating pain signals. The most widely used opioid analgesics, including hydrocodone, oxycodone, morphine, and fentanyl, act primarily through the activation of mu opioid receptors in the central nervous system, or CNS. However, because of the wide distribution of mu opioid receptors throughout the brain, morphine and other mu opioid analgesics also trigger a characteristic pattern of adverse “central” side effects, including nausea and vomiting, itching and respiratory depression. Mu opioids are also known to cause euphoria, which can lead to misuse, abuse and addiction issues.

Our most advanced product candidate is based on our new chemical entity, CR845, which is designed to produce pain relief by specifically stimulating kappa, rather than mu, opioid receptors outside of the CNS. We have designed CR845 with specific chemical characteristics to restrict its entry into the CNS and further limit CR845’s mechanism of action to kappa opioid receptors in the peripheral nervous system, or nerves outside of the brain and spinal cord. In addition to the side effects associated with activation of mu opioid receptors in the CNS, activation of kappa receptors in the CNS is also known to result in side effects, including acute psychiatric disorders. Since CR845 is designed to modulate pain signals without activation of mu or kappa opioid receptors in the CNS, it is not expected to produce the CNS-related side effects of mu opioids or the psychiatric side effects of centrally-active kappa opioids. CR845 has been administered to more than 1,300 human subjects in Phase 1, Phase 2, Phase 2/3 and Phase 3 clinical trials as an intravenous, or I.V., infusion, rapid intravenous injection or oral capsule or tablet, and was observed to be safe and well tolerated in these clinical trials.

Based on the clinical trials and preclinical studies we have completed to date, we believe that product candidates based on CR845, if approved, will be attractive to both patients and physicians as a treatment for moderate-to-severe pain and uremic pruritus due to the following attributes:

•	novel, peripherally-acting, kappa opioid receptor mechanism of action;

•	strong evidence of efficacy and anti-inflammatory activity;

•	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;

•	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;

•	absence of euphoria which lowers addiction or abuse potential;

•	avoidance of interactions with other drugs because, as a peptide composed of four non-natural D-amino acids that is not metabolized in the liver, CR845 does not interact with the liver enzymes responsible for the metabolism of most commonly used classes of drugs;

•	availability in I.V. form for acute pain treatment in the hospital setting and oral form for treatment of acute and chronic pain in either a hospital or outpatient setting; and

•	evidence of ability to reduce worst itch intensity and improve quality of life for dialysis patients.

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

In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of I.V. CR845. The results from this HAL trial indicate that I.V. CR845 met the trial’s primary endpoint by demonstrating highly statistically significant lower “drug liking” scores as measured by visual analog scale (VAS) Emax (p <0.0001) when compared to pentazocine, an approved Schedule IV opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine. Additionally, I.V. CR845 showed no “drug liking” dose response as both doses of I.V. CR845 were the same. Those scores represent standard subjective measures recommended by the U.S. Food and Drug Administration, or FDA, to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low (Schedule V) scheduled peripheral opioid for acute pain.

In April 2015, we completed an End-of-Phase 2 meeting with the FDA, to discuss the design of pivotal trials for our I.V. CR845 product candidate in acute pain. In September 2015, we initiated the Phase 3 program for our I.V. formulation of CR845 in postoperative pain with the dosing of the first subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries (see Our Product Candidates – I.V. CR845 – Acute Pain below, for details of the Phase 3 trial). An interim conditional power analysis of our adaptive Phase 3 trial of I.V. CR845 for postoperative pain is expected in the second quarter of 2017.

Based on previous guidance from the FDA, we believe we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting a new drug application, or NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

We are also developing an oral version of CR845, or Oral CR845, which we believe could be used to provide pain relief to patients with acute or chronic pain in an outpatient setting and also as an I.V.-to-oral transition, or step-down, therapy for hospital patients being prepared for discharge. In August 2015, we advanced our tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with osteoarthritis, or OA, of the knee or hip. In December 2015, we announced positive top-line results from this Phase 2a trial. The results showed a dose-related reduction in mean baseline pain score up to 34% after two weeks, with a statistically significant reduction in mean rescue medication for the top 5.0 mg dose group of approximately 80%. The results of the Phase 2a clinical trial established therapeutic doses and a dosing regimen for a larger randomized, double-blind, placebo-controlled Phase 2b trial, which we initiated during the third quarter of 2016 (see Our Product Candidates – Oral CR845 below, for details of the Phase 2a and Phase 2b trials). We expect to report top-line data in the second quarter of 2017.

CR845 has exhibited anti-pruritic, or anti-itch, potency in standard preclinical models. In the fourth quarter of 2014, we reported positive top-line dose-ranging pharmacokinetic, or PK, and safety data from a Phase 1b clinical trial, which was part A of a Phase 2 proof-of-concept trial of I.V. CR845 for the treatment of uremic pruritus, an intractable systemic itch condition with high prevalence in dialysis patients with chronic kidney disease, for which there are no approved therapeutics in the United States. In July 2015, we reported positive top-line efficacy results from Part B of this Phase 2 proof-of-concept trial, in which we observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial.

Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA. We have incorporated the feedback we received from the FDA in this guidance meeting in the overall design of our Phase 3 clinical trial program for I.V. CR845 for the treatment of uremic pruritus. In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of I.V. CR845 in dialysis patients suffering from moderate-to-severe uremic pruritus (see Our Product Candidates – I.V. CR845 – Uremic Pruritus below, for details of the Phase 2/3 clinical trial). We expect to report top-line data from Part A of this trial in the first quarter of 2017.

In the third quarter of 2016, we initiated a PK safety trial of multiple doses of Oral CR845 in hemodialysis patients to define bioequivalent tablet strengths to inform our ability to develop an oral tablet formulation for moderate-to-severe uremic pruritus. We expect to complete this trial in the first quarter of 2017, with data readout expected in the second quarter of 2017.

In the future, we intend to request breakthrough therapy designation for I.V. CR845 for the treatment of uremic pruritus. If granted by the FDA, breakthrough designation could provide for expedited regulatory review of I.V. CR845 for the treatment of uremic pruritus.

We are also developing a peripherally-acting cannabinoid receptor agonist, CR701, which has demonstrated potent activity in preclinical models of inflammatory and neuropathic pain without producing CNS-related side effects. In addition, CR701 has exhibited substantial oral bioavailability in preclinical studies. We have successfully conducted pre-GLP safety studies with CR701 and are exploring the option of conducting the necessary GLP studies (safety studies conducted under the regulatory standard of Good Laboratory Practices) necessary to file an investigational new drug, or IND, application to initiate a Phase 1 ascending single-dose tolerance and PK study in healthy human subjects.

CR845 and CR701 were discovered by our scientists. We own ten U.S. patents with claims covering compositions of matter and methods of use for CR845. The earliest U.S. patent claiming CR845 compositions will expire no earlier than November 12, 2027. We also own three issued U.S. patents that cover the compound CR701, CR701 as a member of a class of related compounds and methods of using these compounds. These U.S. patents are due to expire no earlier than June 20, 2028.

We anticipate developing a distribution capability and commercial organization in the United States to market and sell our I.V. product candidates in the acute care and dialysis settings, while out-licensing commercialization rights in certain geographical territories outside of the United States. For Oral CR845, we plan to explore late-stage development and commercialization partnerships both in the United States and worldwide. We have entered into collaboration agreements with Maruishi Pharmaceuticals Co. Ltd., or Maruishi, in Japan and Chong Kun Dang Pharmaceutical Corp., or CKD, in South Korea, which provide them the exclusive right to develop and market CR845 for certain indications within those respective territories. As of December 31, 2016, we had received approximately $28 million in payments in connection with these collaborations and are eligible to receive further payments and royalties upon the achievement of future development and commercialization milestones.

Our current product candidate pipeline is summarized in the table below:

Product Candidate	Primary Indication(s)	Status	Commercialization Rights
I.V. CR845	Acute Pain	Phase 3 Adaptive Clinical Trial Program Initiated	Cara (worldwide, other than Japan and South Korea) Maruishi (Japan) CKD (South Korea)

I.V. CR845	Uremic Pruritus	Phase 2/3 Adaptive Clinical Trial Program Initiated	Cara (worldwide, other than Japan and South Korea) Maruishi (Japan) CKD (South Korea)

Oral CR845	Acute & Chronic Pain	Phase 2b OA Clinical Trial Program Initiated	Cara (worldwide, other than Japan and South Korea) Maruishi (Japan–for acute pain indication only) CKD (South Korea)

Oral CR845	Uremic Pruritus	Phase 1	Cara (worldwide, other than Japan and South Korea) Maruishi (Japan) CKD (South Korea)

CR701	Neuropathic & Inflammatory Pain	Preclinical	Cara (worldwide)

The Market Opportunity – Pain Management

Pain is generally categorized by its duration as either acute or chronic, by its severity, as either mild, moderate or severe, and its type and/or causality, such as postoperative or neuropathic. Acute pain is typically caused by an injury resulting in nerve, tissue or bone damage and is expected to subside in severity when the injury heals. Postoperative pain is a subset of the acute pain market. Chronic pain, on the other hand, is prolonged, and can be the long-term result of an acute injury or an ongoing disease condition, such as neuropathic pain associated with diabetes. According to a recent Institute of Medicine report, chronic pain affects approximately 100 million U.S. adults, while millions of others experience acute pain caused by events such as surgery, injury, childbirth and illness. According to Quintiles/IMS, the total U.S. market for pain management pharmaceuticals was $41.6 billion in 2016. In 2016, according to Visiongain, an independent industry research company, total sales for pain therapies worldwide, exceeded $67.8 billion.

The severity of pain is the key factor in determining the appropriate therapy. Mild or mild-to-moderate pain is generally treated with non-opioid products, such as oral formulations of nonsteroidal anti-inflammatory drugs, or NSAIDs (e.g., ibuprofen, naproxen), aspirin, and acetaminophen. Moderate-to-severe pain, on the other hand, is typically treated with products containing traditional mu opioids. Mu opioid analgesics are effective to some degree for many patients, but have poor side effect and abuse liability profiles, which limits or precludes their use in treating less severe pain. For many people with moderate-to-severe pain, opioid analgesics are the only effective method of treating pain. As a result, these opioid analgesics are among the largest prescription drug classes in the United States. According to Qunitiles/IMS, opioid analgesics represented approximately 56% of the nearly 425 million analgesic prescriptions written in 2016, accounting for $8.6 billion in sales.

Postoperative Pain Market

Postoperative pain represents a substantial part of the overall acute pain market. According to the International Association for the Study of Pain, more than 46 million inpatient and 53 million outpatient surgeries are performed annually in the United States. Moderate-to-severe pain in a hospital or other medical setting is most often treated with injectable analgesics. The United States I.V./injectable analgesic therapy market primarily consists of mu opioid agonists, such as morphine, hydromorphone and fentanyl, and certain non-opioid analgesics, such as Toradol (and related generic I.V. ketorolac products), Caldolor (I.V. ibuprofen), Dyloject (I.V. diclofenac sodium) and Ofirmev (I.V. acetaminophen). In 2014, there were 234.3 million doses of injectable opioid analgesics used in United States according to the IMS Health NSP Audit.

According to Practice Guidelines developed by the American Society of Anesthesiologists, the standard of care for treating acute postoperative pain is multimodal analgesia, which includes the administration of two or more drugs that act by different mechanisms for providing analgesia in a manner that will minimize the occurrence of adverse events. When patients are ready for discharge, a transition is typically made to a prescription oral pain medication, allowing patients to self-administer relatively strong analgesics after being discharged home. This transition from an I.V. pain medication to an oral pain medication is commonly referred to as I.V.-to-oral transition, or “step-down” therapy.

Strong mu opioid analgesics, such as morphine, fentanyl, and hydromorphone, are mainstays of pain treatment in the immediate postoperative period, and are used as part of a multimodal analgesic approach. However, the use of strong mu opioid analgesics is associated with an array of unwanted and serious side effects, including postoperative opioid-induced respiratory depression, or POIRD, postoperative nausea and vomiting, or PONV, and opioid-induced bowel dysfunction, which contributes to the severity of postoperative ileus. According to Anesthesiology News, a trade journal, the incidence of POIRD may be as high as 29%, can occur unexpectedly in even the healthiest of patients, and exerts a disproportionately high toll on length of stay and hospital costs due to the significant expenses associated with the treatment of POIRD. According to an article published in Best Practice & Research Clinical Anaesthesiology, a trade journal, PONV occurs in approximately one-third of surgical patients overall, and is one of the most important factors in determining length of stay after surgery, resulting in estimated annual costs in the U.S. in the range of $1 billion. These mu opioid-related adverse events not only significantly increase the cost of care, but also reduce a patient’s quality of care and lead to sub-optimal recovery.

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

On April 7, 2005, the FDA announced a decision to require boxed warnings of potential cardiovascular risk for all NSAIDs. The 2005 FDA warning related to cardiovascular adverse events associated with NSAIDs and the increased awareness of the risk of liver toxicity associated with high doses of acetaminophen have led to increased use of mu opioid analgesics for the treatment of chronic pain. However, the use of mu opioid analgesics carries significant additional risks. Chronic opioid use causes patients to develop tolerance for the opioid, which results in the patient needing increasing opioid doses to achieve the same level of pain relief. For the most commonly prescribed analgesic combination products, the need for increasing doses to achieve the same level of pain relief means exposure to increasing amounts of NSAIDs or acetaminophen, which carry the risks attendant to these therapeutics. Moreover, due to their CNS activity, mu opioids produce feelings of euphoria, which can give rise to abuse and addiction. Underlining the severity of this issue, in September 2013, the FDA announced class-wide safety labeling changes and new post-market study requirements for all extended-release and long-acting mu opioid analgesics intended to treat pain. In support of this action, the FDA Commissioner stated that “[t]he FDA is invoking its authority to require safety labeling changes and post-market studies to combat the crisis of misuse, abuse, addiction, overdose, and death from these potent drugs that have harmed too many patients and devastated too many families and communities.” In addition, as a result of their potential for misuse, abuse and addiction, currently approved mu opioids are strictly regulated by the DEA under the Controlled Substances Act, which imposes strict registration, record keeping and reporting requirements, security control and restrictions on prescriptions, all of which significantly increase the costs and the liability attendant to prescription opioid analgesics.

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

Pruritus may be classified into the following categories on the basis of the underlying causative disease: renal or uremic pruritus, cholestatic pruritus, hematologic pruritus, endocrine pruritus, pruritus related to malignancy, dermatological pruritus and idiopathic generalized pruritus. According to a study Cara conducted with IMS Health utilizing medical claims data from 2013, nearly 45 million patients have been diagnosed with diseases known to trigger pruritus in the United States alone. Of those patients, nearly half (47%), or 21 million, received a prescription for an anti-pruritic agent such as corticosteroids, antihistamines, select antidepressants, counterirritants, bile acid sequestrants, rifampin, narcotic antagonists and partial agonists, topical immunomodulators (Elidel, Protopic) or gabapentin.

Uremic Pruritus

Renal or uremic pruritus can occur in patients with chronic renal failure and is most often seen in patients receiving hemodialysis. According to Fresenius Medical Care, a world leading provider of products and medical care for dialysis patients, there were over 400,000 patients in the United States and 2.2 million globally undergoing hemodialysis in 2013. It is estimated that 40-50% of these patients suffer from renal or uremic pruritus according to a study of dialysis patients (“Pruritus in haemodialysis patients: international results from the Dialysis Observation and Practice Patterns Study (DOPPS)”, Pisoni et al. 2006).

Currently, there are no approved products in the United States to treat renal or uremic pruritus. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants and others with varying degrees of success. There is one product, nalfurafine, approved to treat uremic pruritus in Japan. Nalfurafine is a kappa opioid receptor agonist, but it also has partial mu-opioid receptor activity. Mu agonists, like morphine, are known to cause itch. Kappa agonists that cross the blood brain barrier, like nalfurafine, are also known to cause CNS-related adverse events resulting in high rates of discontinuation. The limited efficacy in light of concerns about adverse events caused European Medicines Agency to refuse to approve nalfurafine for the treatment of uremic pruritus in 2013.

Other Causes of Pruritus

There are many other systemic diseases that can trigger pruritus in patients. They include cholestatic liver disease, endocrinologic disease (e.g. hyperthyroidism), malignancy (e.g. Hodgkin lymphoma), hematologic disease (e.g. polycythemia vera), atopic dermatitis, eczema, psoriasis, hives/urticarial, and lice/scabies. Data from a Cara-sponsored IMS Health study, utilizing medical claims data from 2013, indicate that over 20 million patients suffer from some level of pruritus in the United States. Many of these patients are sub-optimally treated for their pruritus with products not approved to treat their condition.

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

I.V. CR845 has been well tolerated and demonstrated consistent efficacy in three randomized, double-blind, placebo-controlled Phase 2 clinical trials. Two of these trials were in patients undergoing a laparoscopic hysterectomy, a soft tissue surgical procedure, and a third trial was in patients undergoing a bunionectomy, a hard tissue surgical procedure. I.V. CR845 administration resulted in statistically significant reductions in pain intensity, as measured by the sum of pain intensity difference, the FDA-recommended endpoint. In addition, in both surgical models, I.V. CR845 exhibited an ability to decrease the opioid-related adverse events, or AEs, of nausea and vomiting associated with current therapies with no evidence of drug-related respiratory depression. According to research conducted at Duke University, post-operative AEs associated with currently approved opioids, such as nausea and vomiting, increase the length of time that a patient spends in the hospital and increases the cost of caring for those patients. Therefore, we believe that I.V. CR845 has the potential to significantly reduce the length of hospital stays, thereby reducing overall healthcare costs.

The safety profile of I.V. CR845 has been documented in six Phase 1 and three Phase 2 studies. In these trials, CR845 was administered to approximately 500 human subjects at single or repeat doses ranging from 1ug/kg to 40 ug/kg up to a 1 week period, in the form of I.V. infusion or I.V. bolus injection. I.V. CR845 was considered to be generally safe and well tolerated in all of these clinical trials. The most common treatment-emergent adverse events, or TEAEs, across evaluated populations were transient facial tingling or numbness, dizziness and fatigue. In addition, a transient increase in urine output in the absence of electrolyte loss, otherwise known as aquaresis, was also observed, which in some subjects was accompanied by asymptomatic elevations in plasma sodium that were generally considered to be clinically unimportant. No clinically significant changes in electrocardiogram characteristics have been observed in any of these studies. Importantly, there appeared to be no cases of the characteristic CNS-related adverse events, such as acute psychiatric side effects, typically observed with prior-generation CNS-active kappa agonists.

In the fourth quarter of 2014, we successfully completed a HAL trial of I.V. CR845 in which I.V. CR845 met the primary endpoint of demonstrating statistically significant lower “drug liking” scores as compared to the approved schedule IV opioid, pentazocine. We believe that the totality of results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low (Schedule V) scheduled peripheral opioid for acute pain.

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

Based on the safety review and our analysis of interim efficacy signals for pain, supplemental opioid use and opioid-related side effects that we observed in the unblinded data from the adaptive pivotal trial of I.V. CR845, we modified the trial protocol and, in June 2016, resumed the trial as a three-arm trial, testing two doses of CR845 (1.0 ug/kg and 0.5 ug/kg) versus placebo. The revised trial is enrolling up to 450 patients undergoing various abdominal surgeries, all of which are associated with moderate-to-severe postoperative pain, within the United States. The primary efficacy measure is the Change in Pain Intensity over the 24-hour postoperative period, using a common measurement method known as area under the curve, or AUC, using the patient-reported Numeric Rating Scale, or NRS, score collected at pre-specified time points through 24 hours. Postoperative nausea and vomiting is also being evaluated as a secondary efficacy measure. The impact of I.V. CR845 treatment on inflammatory biomarkers is also being explored. An interim conditional power analysis of our adaptive Phase 3 trial of I.V. CR845 for postoperative pain is expected in the second quarter of 2017.

I.V. CR845 – Uremic Pruritus

CR845 has exhibited anti-pruritic, or anti-itch, potency in standard preclinical models.

Phase 1b Safety and PK in Dialysis Patients (CLIN2005) – Part A

In 2014, we conducted a Phase 1b clinical trial, which was part A of a Phase 2 proof-of-concept trial, as a double-blind, randomized, placebo-controlled trial designed to evaluate the safety and PK of I.V. CR845 in 24 hemodialysis patients. I.V. CR845 was administered in the form of I.V. bolus injection at doses ranging from 0.5 ug/kg to 2.5 ug/kg after each dialysis session up to three times per week. Pharmacokinetic analysis indicated that I.V. CR845 exhibited dose linear increases in maximum serum concentration and total CR845 exposure measured by AUC, with an approximate 10-fold increase in AUC across doses in these dialysis patients compared to normal subjects.

I.V. CR845 was observed to be safe and well tolerated over the one-week dosing period. The most common AEs were transient facial tingling and headache. No serious AEs were reported. Although uremic pruritus was not an inclusion criterion for randomization, three subjects entered the trial with “worst itching” baseline scores in the moderate-to-severe range, > 4.0 on a 10.0-point visual analog scale, or VAS. All three of these subjects received dosing of I.V. CR845 up to three times per week (with two subjects receiving 1 ug/kg and one receiving 2.5 ug/kg) and ended the one-week dosing period with reported “worst itching” scores of 1.0 or less on a VAS.

Phase 2 Efficacy in Dialysis Patients (CLIN2005) – Part B

Part B was a randomized, double-blind, placebo-controlled Phase 2 proof-of-concept trial, which measured the efficacy of I.V. CR845 compared to placebo in reducing the intensity of itch in dialysis patients with uremic pruritus, a systemic condition with high prevalence in dialysis patients for which there are no approved therapeutics in the United States, who had baseline “worst itching” scores of 4.0 or greater on a VAS over a two-week dosing period. The primary endpoint of the study was the change from baseline in the average “worst itching” scores during the second week of treatment, as recorded on a VAS. Secondary endpoints focused on quality of life measures associated with pruritus burden using a series of previously validated self-assessment scales. The study enrolled a total of 65 dialysis patients in the United States. During the third quarter of 2015, we reported top-line efficacy results from Part B of the Phase 2 proof-of-concept trial in which we observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements (Figure 1). We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial.

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

Phase 2/3 Adaptive Design Trial of I.V. CR845 in Dialysis Patients (CLIN2101)

In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of I.V. CR845 in dialysis patients suffering from moderate-to-severe uremic pruritus. Part A of the trial, is a randomized, double-blind, placebo-controlled trial in approximately 160 patients of three doses of I.V. CR845 (0.5ug/kg, 1.0 ug/kg and 1.5 ug/kg) administered three times per week after dialysis over an 8-week period. Part B will be a randomized double-blind placebo-controlled trial in up to 240 patients of one optimized dose of I.V. CR845 administered three times per week after dialysis over a 12-week treatment period. The primary endpoint will be reduction in worst itching scores from baseline values measured on a standard NRS alongside secondary quantitative quality of life endpoints. We expect to report top-line data from Part A of this trial in the first quarter of 2017.

Oral CR845

We are also developing Oral CR845. We believe Oral CR845 will address a significant unmet medical need for a safer alternative to opioids, NSAIDs or CNS anticonvulsant agents for the treatment of moderate-to-severe acute and chronic pain. In addition to the efficacy benefits that CR845 has previously demonstrated, we believe a significant benefit of Oral CR845 in the acute and chronic pain market would be its lack of CNS side effects, including euphoria, which should preclude the misuse, abuse and addiction risks associated with currently approved mu opioids.

Phase 2a Trial of Oral CR845 (CLIN 2001-PO)

In August 2015, we advanced a tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with OA of the knee or hip. The Phase 2a trial was a single-blind, randomized, multiple ascending dose trial designed to evaluate the safety, PK, and effectiveness of Oral CR845 tablets dosed over a two-week treatment period in OA patients experiencing moderate-to-severe pain, defined as >4 on an 11-point Numerical Rating Scale, or NRS, at baseline. Patients discontinued current pain medications five days prior to baseline measurements. Four tablet strengths (0.25 mg, 0.5 mg, 1.0 mg and 5.0 mg) were administered twice a day over a two-week treatment period in a total of 80 OA patients enrolled in the U.S. (Figure 2). In addition to safety and PK observations, CR845’s effectiveness was assessed by: change from baseline in joint pain using the NRS, which was measured daily, change from baseline in the Western Ontario and McMaster Osteoarthritis Index, or WOMAC, which was measured at the end of Weeks 1 and 2 of treatment, change from baseline in rescue medication use, measured daily, and Patient Global Assessment, or PGA, which was measured on the last day of the study. Acetaminophen was the only allowable rescue medication. PK analyses indicated dose-proportional exposure of CR845 after oral administration, with the 5.0 mg dose group exhibiting an approximately five-fold increased mean AUC value compared to the 1.0 mg dose group.

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

Figure 2: Arithmetic Average Numeric Pain Rating Scores by Randomized Treatment Assignment (Cohort) and Treatment Day (Imputed Results Using the Last Observation Carried Forward [LOCF])

Phase 2b Trial of Oral CR845 (CLIN 2002-PO)

The Phase 2a trial established therapeutic doses and a dosing regimen for a larger randomized, double-blind, placebo-controlled Phase 2b trial, which we initiated during the third quarter of 2016. The Phase 2b trial is a trial of three tablet strengths of CR845, 1.0 mg, 2.5 mg and 5.0 mg, dosed twice-daily over an eight-week treatment period in approximately 330 osteoarthritis patients experiencing moderate-to-severe pain across the United States. The primary efficacy endpoint is the change from baseline at week eight, with respect to the weekly mean of the daily pain intensity score using an NRS. Secondary endpoints include change from baseline in the WOMAC, the Patient Global Impression of Change and amount of rescue medication used. We expect to report top-line data in the second quarter of 2017.

CR701

In addition to our CR845 family of peripheral kappa agonists, we have discovered and are developing lead molecules that selectively modulate peripheral cannabinoid receptors. Studies on the effects of cannabis have led to the discovery of an endogenous system of ligands in humans involved in a number of physiological processes, including pain and inflammation. The main naturally-occurring ligands for this system, anandamide and 2-arachidonoylglycerol (2-AG), activate a number of cannabinoid receptors, including CB1 and CB2 receptors. Like opioid receptors, CB1 and CB2 receptors are members of the G protein-coupled receptor superfamily. CB1 receptors and associated ligands are mainly localized in the brain, whereas CB2 receptors are found mainly in peripheral tissues, particularly immune cells such as leukocytes and mast cells, which have been shown to be involved in pain and inflammatory responses. We are developing lead molecules that selectively modulate peripheral CB receptors without targeting CNS cannabinoid receptors. Our most advanced CB compound, CR701, is a peripherally-restricted, mixed-CB1/CB2 receptor agonist that selectively interacts with these cannabinoid receptor subtypes, with no off-target activities. The compound is orally bioavailable, active in preclinical models of inflammatory and neuropathic pain, and does not produce the side effects characteristic of centrally-active cannabinoids, such as sedation and hypothermia. Accordingly, CR701 would be expected to have substantially less abuse potential than centrally-active cannabinoids, but retain activity against therapeutically valuable peripheral targets, similar in principle to CR845.

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

Continue to advance I.V. CR845 to approval for treating moderate-to-severe acute pain in acute care settings in the United States. We are conducting an adaptive Phase 3 trial of I.V. CR845 for postoperative pain. An interim conditional power analysis of our adaptive Phase 3 trial of I.V. CR845 for postoperative pain is expected in the second quarter of 2017. Based on previous guidance from the FDA, we believe we will require 1,500 total exposures to I.V. CR845, including all Phase 1, Phase 2 and Phase 3 trials, prior to submitting an NDA. We believe our planned clinical trials and our clinical trials completed to date will result in a sufficient number of drug exposures to support an NDA.

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

Establish partnerships for development and commercialization of I.V. CR845 outside of the United States. We do not intend to build a sales and marketing infrastructure outside the United States. We will seek partnerships and collaborations with companies that have development and commercialization expertise for the commercialization of I.V. CR845 in countries or regions outside of the United States. We have already signed development and commercialization agreements with Maruishi for I.V. CR845 and acute indications of Oral CR845 in the Japanese market and with CKD for I.V. and Oral CR845 in the South Korean market.

Advance Oral CR845 through a Phase 2b clinical trial and seek a global development and commercialization partner. The market for oral chronic pain medications is large and requires a significant sales and marketing infrastructure that other global pharmaceutical partners are better positioned to provide than we are. In December 2015, we announced positive top-line results from our Phase 2a clinical trial of Oral CR845 in patients with OA of the knee or hip. During the third quarter of 2016, we initiated a Phase 2b trial of Oral CR845. We expect to report top-line data in the second quarter of 2017. Following our Phase 2b trial, we intend to seek a global or regional partner for continued development and future commercialization of Oral CR845 internationally. We would intend to retain rights to co-promote Oral CR845 in the U.S.

Establish proof-of-concept for the utility of CR845 in additional, non-analgesic clinical indications, such as pruritus, and seek additional global development and commercialization partners. Based on potent anti-pruritic (anti-itch) properties we observed CR845 to possess in standard preclinical models of itch, we began exploring I.V. CR845 as a potential treatment of uremic pruritus, a condition that is prevalent among kidney dialysis patients and is resistant to both anti-histamine and steroid treatments and for which there are no approved therapeutics in the United States. In the fourth quarter of 2014, we reported positive top-line dose-ranging PK and safety data from a Phase 2 proof-of-concept trial of I.V. CR845 for the treatment of uremic pruritus. In July 2015, we reported positive top-line efficacy results from this trial, in which we observed that I.V. CR845 demonstrated statistically significant results on the primary endpoint of reducing worst itch intensity as well as the secondary endpoint of quality of life improvements. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial. Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA. We have incorporated the feedback we received from the FDA in this guidance meeting in the overall design of our Phase 3 clinical trial program for I.V. CR845 for the treatment of uremic pruritus. In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of I.V. CR845 in dialysis patients suffering from moderate-to-severe uremic pruritus. We expect to report top-line data from Part A of this trial in the first quarter of 2017.

Commercial Partnerships

Maruishi Pharmaceutical Co., Ltd.

In April 2013, we entered into a license agreement with Maruishi, or the Maruishi Agreement, under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing CR845 in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop CR845 and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. If we abandon development of CR845 and begin development of another kappa opioid receptor agonist that is covered by the claims of the patents we licensed to Maruishi, such other agonist will automatically be included in the license to Maruishi. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize CR845 in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States.

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones. In August 2014, we received a milestone payment of $0.5 million upon the completion by Maruishi of a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain. In September 2015, Maruishi initiated a Phase 2 clinical trial of CR845 in Japan for uremic pruritus, which triggered a $1.7 million milestone payment (net of contractual foreign currency exchange adjustments of $0.3 million) to us. We are also eligible to receive a one-time sales milestone of one billion Yen (approximately $8.8 million based on the U.S. Dollar/Yen exchange rate as of March 3, 2017) when a certain sales level is attained. We also receive a mid-double digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated. Either we or Maruishi may terminate the Maruishi Agreement for the other party’s breach of the agreement or bankruptcy. Maruishi may terminate the agreement at any time at will. We may terminate the agreement as a whole if Maruishi challenges the licensed patent rights, and we may terminate the agreement with respect to any indication if Maruishi discontinues its development activities. In addition, in connection with the license agreement, Maruishi made an $8.0 million equity investment in our company.

Chong Kun Dang Pharmaceutical Corporation

In April 2012, we entered into a license agreement with CKD, or the CKD Agreement, under which we granted CKD an exclusive license to develop, manufacture and commercialize drug products containing CR845 in South Korea. CKD is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize CR845 in South Korea. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States.

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

Finally, in 2015, we commissioned a qualitative market research study of nephrologists to evaluate the commercial potential of I.V. CR845 for uremic pruritus. The study suggests CR845 would be well received by nephrologists, if approved. The key findings from the study were:

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

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions of matter for and methods of using CR845. Ten U.S. patents directed to CR845 and its uses have been issued, which are expected to expire no earlier than 2027. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to novel peripheral analgesics and novel uses of our proprietary compounds. We anticipate seeking patent protection in the United States and internationally for the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of our entitlement to the inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention, or in post-grant challenge proceedings in the USPTO or a foreign patent office such as oppositions, inter-partes review, post grant review, or a derivation proceeding, that challenge our entitlement to an invention or the patentability of one or more claims in our patent applications or issued patents. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

The patent portfolios for our most advanced programs are summarized below.

CR845

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes thirteen issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894, 8,536,131, 8,906,859, 8,951,970, 9,321,810, 9,334,305 and 9,359,399) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including CR845 and related molecules, as well as methods of using these compounds. U.S. Patent No. 7,402,564, which is the earliest issued U.S. patent claiming CR845 compositions is due to expire November 12, 2027, although under certain circumstances the patent term may be extended for up to a further five (5) years based upon the Hatch-Waxman Act. The CR845 patent portfolio also includes pending U.S. patent applications which claim additional uses and methods of administering CR845. Related foreign applications were filed in more than 40 other countries. National patents have been granted in 31 European countries, as well as in Australia, Canada, China, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. These granted foreign patents with claims to CR845 are due expire no earlier than November 12, 2027. Patent applications claiming CR845 are pending in Brazil and India.

CR701

Our imidazoheterocycle cannabinoid compound patent portfolio, which is wholly owned by us, includes U.S. Patent Nos. 7,517,874, 8,431,565 and 8,859,538. These U.S. patents are due to expire no earlier than June 20, 2028. A related international PCT application was filed and sixteen national patent applications and a European regional patent application has been filed based on the international patent application. The European regional patent has been granted as have national patents in Australia, Canada, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, Russia and South Africa. These and any other patents resulting from the pending national patent applications, if issued, expire no earlier than June 20, 2028. Patent applications claiming CR701 are pending in Brazil, China, India and South Korea.

Other Cara Patents and Patent Applications

We also own several other U.S. Patents including U.S. Patent Nos. 7,741,350; 7,960,376; 7,960,377 and 8,211,926 with claims to other cannabinoid compounds and U.S. Patent No. 8,217,000 with claims to regulation of prolactin in mammals including humans.

In addition, our kappa receptor opioid peptide patent portfolio, which is wholly owned by us, includes U.S. Patent No. 5,965,701 claiming CR665, our first generation kappa opioid receptor agonist, related compounds, and methods of using these compounds. U.S. Patent No. 5,965,701 is due to expire no earlier than December 23, 2017. A related international PCT application was filed and national patent applications have been granted in over 40 other countries. Granted patents with claims to CR665 have been maintained in Brazil, Canada, China, France, Germany, India, Italy, Russia, Spain and U.K. and are due to expire December 22, 2018.

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

Because of the substantial unmet need for products that are safe and effective in uremic pruritus, there are several companies involved in the discovery, development, and/or marketing of such products. Such product candidates include nalbuphine, asimadoline, nalfurafine and serlopitant.

Oral CR845. We are developing Oral CR845 for the management of moderate-to-severe acute and chronic pain. The market for the management of moderate-to-severe acute and chronic pain is highly fragmented and includes numerous generic as well as brand name products, including oral formulations of NSAIDs and controlled-release mu opioids. Common NSAIDs include Celebrex, which is marketed by Pfizer, and naproxen and ibuprofen, which are available generically. Common branded oral mu opioids include, among others: Avinza, an extended-release morphine sulfate capsule marketed by Pfizer; EXALGO, an extended-release hydromorphone hydrochloride tablet marketed by Mallinckrodt; KADIAN, an extended-release morphine sulfate capsule marketed by Allergan; NUCYNTA ER, an extended release formulation of tapentadol marketed by Depomed and OxyContin, a controlled-release oxycodone hydrochloride tablet marketed by Purdue Pharma. In addition to oral therapies, Janssen Pharmaceuticals markets Duragesic, a fentanyl transdermal patch.

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

CR701. We plan to develop CR701 for neuropathic pain indications such as postherpetic neuralgia, or PHN, and neuropathic pain associated with diabetic peripheral neuropathy, or DPN. If approved for marketing, CR701 will compete against more established products that have been approved for treatment of various neuropathic pain indications. One of the most widely-prescribed drug in the United States for treatment of neuropathic pain is gabapentin, which is marketed by Pfizer and is also available generically. Gralise, a once-daily tablet formulation of gabapentin for the treatment of PHN, is marketed by Depomed. Pfizer markets Lyrica, an oral anticonvulsant, for use in the treatment of PHN and neuropathic pain associated with DPN. Depomed also markets Nucynta ER, an extended-release mu opioid tablet, for neuropathic pain associated with DPN. Topical prescription products currently marketed in the United States for neuropathic pain indications include Lidoderm, a lidocaine patch marketed by Endo Pharmaceuticals for PHN, and Qutenza, a capsaicin patch marketed by Acorda Therapeutics for PHN.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively, the “Health Care Reform Law”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities subject to the law, such as healthcare providers, health plans, and healthcare clearinghouses, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes security standards and certain privacy standards directly applicable to the business associates of covered entities that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement Generally

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our product candidates. In the United States, private health insurers and other third party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

For example, the Health Care Reform Law was passed in March 2010 and includes provisions that have substantially changed healthcare financing by both governmental and private insurers. Among other provisions that could have an impact on our business, the Health Care Reform Law, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Health Care Reform Law implemented a new Medicare Part D coverage gap discount program in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the outpatient drugs being covered under Medicare Part D. The Health Care Reform Law’s future impact on our business is unclear. There have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law.

In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Health Care Reform Law. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Health Care Reform Law that are repealed. In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In

August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year starting in 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect until 2025, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare payments and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved.

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

Research and Development

Conducting R&D is central to our business model. We have invested and expect to continue to invest significant time and capital in our R&D operations. Our R&D expenses were $49.3 million. $21.2 million and $15.1 million in 2016, 2015 and 2014, respectively. We plan to increase our R&D expenses for the foreseeable future as we seek to complete the development of I.V. CR845 and Oral CR845 and advance the development of CR701.

Employees

As of December 31, 2016, we had 34 employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Website Access to Reports

Our internet website is www.caratherapeutics.com. We make available free of charge on our website (under the heading “SEC Filings”) our Securities and Exchange, or SEC, filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website address is provided only as an inactive textual reference. The information provided on our website is not part of this Annual Report on Form 10-K, and is not incorporated by reference herein.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. For the last several years, we have focused our efforts primarily on developing I.V. and Oral CR845 with the goal of achieving regulatory approval. Since inception, we have incurred significant operating and net losses. Our net losses were $57.3 million, $24.7 million and $17.7 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $162.2 million. We expect to continue to incur significant expenses and operating and net losses over the next several years, as we continue to develop I.V. and Oral CR845 and our other product candidates. Our net losses may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other R&D activities.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to the commercialization of I.V. and Oral CR845 or our other product candidates, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase significantly as we:

•	continue our I.V. CR845 pivotal clinical trial program in acute pain;

•	continue the development of I.V. CR845 for uremic pruritus;

•	continue the R&D of our Oral CR845 product candidate in acute and chronic pain;

•	continue the R&D of CR701, another of our product candidates, and any potential future product candidates;

•	seek regulatory approvals for I.V. CR845 and any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our R&D efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates, including I.V. and Oral CR845, is expensive. We will need to raise additional capital to:

•	fund our future clinical trials;

•	fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of I.V. CR845 and our other future product candidates, if approved by the FDA;

•	qualify and outsource the commercial-scale manufacturing of our products under cGMP;

•	advance Oral CR845 beyond Phase 2 clinical trials;

•	progress our CR845 uremic pruritus program through a Phase 2/3 adaptive pivotal trial;

•	develop additional product candidates, including CR701; and

•	in-license other product candidates.

We believe that with our available cash and cash equivalents and marketable securities balances as of December 31, 2016, we will have sufficient funds to meet our projected operating requirements until the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, especially the completion of our planned development of Oral CR845 and I.V. CR845 in uremic pruritus, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

•	the potential for delays in our efforts to seek regulatory approval for I.V. CR845 for acute pain, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute I.V. CR845, if approved;

•	the rate of progress and costs related to our Phase 2 development of Oral CR845 and our Phase 2/3 development of I.V. CR845 for uremic pruritus;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for I.V. CR845, Oral CR845 or for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of manufacturing sufficient supplies of I.V. CR845 in preparation for commercialization, if approved;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and

•	the success of the commercialization of I.V. CR845, if approved, and any future product candidates.

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

We initiated the first pivotal clinical trial for I.V. CR845 in acute pain in the third quarter of 2015. As described elsewhere in this report, in February 2016, the FDA placed the trial on IND clinical hold pending a safety review following the triggering of a stopping rule in the trial protocol. The clinical hold was removed in April 2016 and we resumed the clinical trial in June 2016. In addition to this clinical development, I.V. CR845 will require regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts and further investment before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates, including I.V. CR845, before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we do not receive FDA approval for, and successfully commercialize, I.V. CR845, we will not be able to generate revenue from I.V. CR845 in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing I.V. CR845 will have a substantial adverse impact on our business and financial condition.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that I.V. CR845 or any of our other product candidates will be successful in clinical trials or receive regulatory approval. Even though I.V. CR845 has completed three Phase 2 clinical trials and has begun its Phase 3 clinical trial program for the treatment of acute postoperative pain, it is, nonetheless, susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in these or subsequent clinical trials, including our Phase 2/3 clinical trials for the treatment of uremic pruritus. Further, our product candidates, including I.V. CR845, may not receive regulatory approval even if they are successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from I.V. CR845 will depend on our ability to:

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

The development of product candidates based on peripheral kappa opioid receptor agonists is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates that work through this mechanism are relatively recent. The scientific evidence to support the feasibility of developing differentiated product candidates based on these discoveries is both preliminary and limited. We believe that we are among a relatively small group of companies that are pursuing the development of product candidates based on peripherally acting kappa opioid receptor agonists. In addition, we believe that companies that previously explored the development of kappa opioid receptor agonists abandoned these efforts because those prior generation kappa agonists, which were centrally active, resulted in psychiatric side effects. Although CR845 is a peripherally acting kappa opioid receptor agonist and these side effects have not been observed in any of our clinical trials to date, it is possible that we could observe similar side effects, or other unacceptable adverse events. As a result, our approach to developing product candidates based on peripheral kappa opioid receptor agonists may not be successful and may never lead to marketable products.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of I.V. CR845 for acute postoperative pain and uremic pruritus and Oral CR845 for acute and chronic pain. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Our future growth may depend on our ability to identify and develop products and if we do not successfully identify and develop product candidates or integrate them into our operations, we may have limited growth opportunities.

A component of our business strategy is to continue to develop a pipeline of product candidates by developing products that we believe are a strategic fit with our focus on pain and pruritus therapeutics. However, these business activities may entail numerous operational and financial risks, including:

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

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend clinical trials, as in the case of the IND clinical hold placed on our adaptive Phase 3 trial of I.V. CR845 for postoperative pain in February 2016, which was subsequently removed in April 2016, or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	changes in marketing approval policies during the development period;

•	changes in or the enactment of additional statutes or regulations;

•	changes in regulatory review for each submitted product application;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to limit dosage in development or interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in February 2016, the FDA placed our adaptive pivotal trial of I.V. CR845 for postoperative pain on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L. After the safety review was completed, the FDA removed this clinical hold in April 2016 and the clinical trial was resumed in June 2016. If other concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may order us to cease further development, decline to approve the drug or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by I.V. CR845 or any of our other product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, and in turn prevent us from commercializing and generating revenues from the sale of I.V. CR845 or any other product candidate.

To date, the side effects observed in the completed I.V. CR845 clinical trials include dizziness, transient facial tingling, a state of near-sleep, or somnolence, and hypernatremia, an electrolyte disturbance that is defined by an elevated sodium level in the blood, which we believe is secondary, at least in part, to another side effect, aquaresis, that is defined as electrolyte-free urination. As described above, the observation of mild to moderate hypernatremia in our ongoing adaptive pivotal trial for postoperative pain triggered a stopping rule in the trial protocol and led the FDA to institute an IND clinical hold related to the trial, pending a safety review. Prolonged aquaresis can result in a negative fluid balance if the excreted water is not replaced by oral or intravenous fluids, and although we recommend steps to control fluid balance, we cannot be certain that such instructions will be followed by healthcare providers and/or patients, and failure to follow such instructions may be accompanied by adverse events associated with negative fluid balance, including disability and death. We believe that one such adverse event, which has been observed, postural tachycardia, an elevation of heart rate upon standing up, is a physiological reflex that can be triggered as a result of decreased intravascular volume caused by a negative fluid balance. We have observed transient prolactin elevations, which are brief increases in the concentration of the hormone prolactin in the bloodstream, in response to I.V. CR845, which we have measured as a nonselective opioid biomarker since both kappa and mu opioids elicit this effect. We cannot be certain that such elevations in prolactin will be transient, safe, and well tolerated in all patients. In addition, previously developed kappa opioid agonists, the pharmacological class of drugs that I.V. CR845 belongs to, have been associated with poorly tolerated psychiatric side effects, such as a feeling of emotional and mental discomfort, or dysphoria, and hallucinations, at high doses, particularly for prior generations of kappa opioid agonists with substantially unrestricted or only partially restricted entry to the CNS. Although we have not observed psychiatric side effects in any CR845 clinical trials to date, we cannot be certain that these side effects or others will not be observed in the future, or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

In addition, currently approved mu opioids with which CR845-based products may compete are controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the federal Controlled Substances Act of 1970 and regulations of the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

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

Regulations associated with controlled substances govern manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates including controlled substances. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of the restrictive nature of these regulations, if it were determined that our product candidates are subject to these restrictions, the commercialization of our product candidates could be limited.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications that are not specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies on off-label use. If the FDA determines that our promotional activities constitute promotion of an off-label use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions by other agencies, including issuance of warning letters or untitled letters, suspension or withdraw an approved product from the market, mandatory or voluntary recalls, civil fines, disgorgement of money, operating restrictions, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement, injunctions or criminal prosecution, any of which could significantly harm our business.

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

Specifically, there are a large number of companies developing or marketing therapies for the treatment and management of postoperative acute pain, moderate to severe chronic pain and neuropathic pain, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates would potentially compete with include: Pfizer, Cumberland Pharmaceuticals, Horizon Pharmaceuticals, Mallinckrodt, Actavis, Purdue Pharma, Janssen Pharmaceuticals, Celgene, Endo Pharmaceuticals, Depomed, Pacira, Egalet, Collegium Pharmaceuticals and Pernix.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event that we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize I.V. CR845 or any of our other product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize I.V. CR845 or our other product candidates on our own include:

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

In the event that we are unable to collaborate with a third-party marketing and sales organization to commercialize any approved product candidates outside the United States, our ability to generate product revenues may be limited. To the extent that we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts.

If I.V. CR845 does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

We have never commercialized a product candidate for any indication. Even if I.V. CR845, Oral CR845 or any of our other product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, hospitals, patients and third-party payers. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of I.V. CR845, Oral CR845 and any of our other product candidates by physicians, hospitals, patients and third-party payers will depend on a number of factors, some of which are beyond our control. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

Our ability to effectively promote and sell I.V. CR845, Oral CR845 and any of our other product candidates, if approved, will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, and our ability to obtain sufficient third-party coverage or reimbursement. Generally, before we can attempt to sell I.V. CR845 in a hospital, I.V. CR845 must be approved for addition to that hospital’s list of drugs approved for use in that hospital, or formulary list. In evaluating drugs for inclusion on the formulary list, hospitals evaluate a variety of factors, including cost. The frequency with which hospitals add and remove drugs from their formulary lists varies from hospital to hospital, and hospitals often require additional information prior to adding new drugs to their formulary, which may result in substantial delays in our receiving formulary approval for I.V. CR845. Since most hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates.

Our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of pain. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products. Further, the availability of inexpensive generic forms of pain management products for acute pain and over-the-counter alternatives for chronic pain may also limit acceptance of our product candidates among physicians, patients and third-party payers. If I.V. CR845, Oral CR845 or any of our other product candidates, is approved but does not achieve an adequate level of acceptance among physicians, patients and third-party payers, we may not generate meaningful revenues from I.V. CR845, Oral CR845 or such other product candidate, and we may not become profitable.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our product candidates and our failure to negotiate the long-term use of any such proprietary technology may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, we have developed a formulation of Oral CR845 based on proprietary technology of Enteris. Under our agreement with Enteris, it is providing to us clinical supplies for an oral tablet formulation of CR845 on a fee for service basis. Under the agreed scope of work for this agreement, Enteris is using its proprietary formulation technology for oral delivery of peptides to provide a tablet formulation of CR845 with suitable characteristics to use in clinical testing. We have not yet negotiated terms related to our use of such technology for commercial manufacturing of Oral CR845 and we may not be able to do so on commercially reasonable terms, or at all. If we fail to enter into an agreement to use such proprietary technology, we may be forced to reformulate Oral CR845 which could result in significantly delaying commercializing Oral CR845 and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency and patients’ rights may be applicable to our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which regulates, among other things, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalties law, including, without limitation, the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from a federal health care program (including Medicare and Medicaid);

•	HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by HITECH, and their implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, including health plans, healthcare clearinghouses, certain healthcare providers, and their business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

•	federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Pharmaceutical and other healthcare companies continue to be prosecuted under the federal false claims laws for numerous activities, including those related to research, sales, marketing and promotional programs. In addition, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in U.S. federal or state health care programs, contractual damages, reputational harm, individual imprisonment, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, transparency and fraud and abuse laws may prove costly. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for I.V. CR845 or any of our other product candidates, if any, or if providers choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform, or a predetermined rate for all hospital inpatient care provided as payment in full. Also, I.V. CR845 for the treatment of pruritus in hemodialysis patients may be designated as a component of the government’s bundled reimbursement for end stage renal disease treatment. Because, in these instances, the amount of reimbursement that such providers receive may not be based on the actual expenses the provider incurs, providers may choose to use therapies which are less expensive when compared to our product candidates. Accordingly, I.V. CR845 or any of our other product candidates, if approved, will face competition from other therapies and drugs for these limited provider financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

In March 2010, the President signed the Health Care Reform Law, which includes provisions that have changed, and likely will continue to change, health care financing and the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, that began in 2011;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new transparency requirements under the federal Physician Payments Sunshine Act;

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board which, if implemented, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations;

•	establishment of a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance.

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

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Legislation and regulations that, among other things, reduce drug prices or require the implementation of costly compliance measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts, and we cannot predict what legislation will be enacted in the future We expect future healthcare reform measures. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Health Care Reform Law. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Health Care Reform Law that are repealed. We cannot predict how the Health Care Reform Law, its possible repeal, or any legislation that may be proposed to replace the Health Care Reform Law will impact our business.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and commercial partners. Misconduct by such individuals could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, report financial information or data accurately or disclose unauthorized activities to us. Third party misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting CR845 and any other product candidates that we may develop, license or acquire by obtaining and defending patents. For example:

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our currently pending and future patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The validity and enforceability of the patents and applications that cover our CR845 product candidates can be challenged by competitors.

If I.V. CR845, Oral CR845 or our other product candidates are approved by the FDA, one or more third parties may challenge the patents covering these product candidates, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing CR845, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for I.V. CR845; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for CR845, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

Risks Related to Employee Matters and Managing Growth

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2016, we had 34 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of I.V. CR845, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Form 10-K. However, while we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When we cease to be an emerging growth company, we will be required to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in order to include such attestation report.

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

Since our initial public offering in January 2014 and through March 3, 2017, our stock price has been volatile, trading at prices ranging from $4.26 to $23.61, and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	delays in the commencement, enrollment and ultimate completion of Phase 3 clinical trials for I.V. CR845;

•	any delay or refusal on the part of the FDA in approving an NDA for I.V. CR845 or our other product candidates;

•	the commercial success of I.V. CR845, Oral CR845 or our other product candidates, if approved by the FDA;

•	results of clinical trials of I.V. CR845, Oral CR845 or our other product candidates or those of our competitors;

•	actual or anticipated variations in quarterly or annual operating results;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;

•	introduction of competitive products or technologies;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	general economic and market conditions and overall fluctuations in U.S. equity markets;

•	developments concerning our sources of manufacturing supply, warehousing and inventory control;

•	disputes or other developments relating to patents or other proprietary rights;

•	additions or departures of key scientific or management personnel;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;

•	sales of our common stock, including sales by our directors and officers or significant stockholders;

•	changes in the market valuations of companies similar to us;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;

•	general conditions or trends in our industry; and

•	the other factors described in this “Risk Factors” section.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, which is December 31, 2019, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. To the extent that we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from these exemptions, which could have a material adverse impact on our operating results.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and R&D tax credits may expire and not be used. As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $151.6 million and $145.2 million, respectively, and we also had federal and state R&D tax credit carryforwards of approximately $5.5 million and $0.8 million, respectively. Our net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2027 for state purposes if we have not used them prior to that time, and our federal tax credits will begin expiring in 2025 unless previously used. To the extent that we have not exchanged our Connecticut research tax credits for a tax refund, those tax credits carryforward indefinitely. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offering in 2015, together with private placements and other transactions that have occurred, may trigger, or may have already triggered such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•	our Board of Directors are divided into three classes, with only one class of directors elected each year;

•	our stockholders are entitled to remove directors only for cause upon a 66 2/3% vote;

•	our stockholders are not permitted to take actions by written consent;

•	our stockholders are not permitted to call a special meeting of stockholders; and

•	our stockholders must give us advance notice of their intent to nominate directors or submit proposals for consideration at stockholder meetings.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 24,000 square feet of office space in Stamford, Connecticut under a lease that expires in November 2023. We believe that the office space in Stamford is suitable and adequate to meet our current needs and to allow for expansion as we increase our headcount. See Note 19 of Notes to Financial Statements, Commitments and Contingencies in this Annual Report on Form 10-K.

We ceased use of our former operating facility, which occupies approximately 53,000 square feet of office and laboratory space in Shelton, Connecticut, in May 2016 when we moved our principal offices to Stamford, Connecticut. However, we will continue to lease the Shelton, Connecticut space through the lease expiration date in October 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on The NASDAQ Global Market under the ticker symbol “CARA”. The following table sets forth the high and low daily sale prices for our common stock for each calendar quarter during 2015 and 2016, as reported on the NASDAQ Global Market:

Fiscal 2016	High	Low
First Quarter	$17.69	$4.26
(January 1, 2016 to March 31, 2016)
Second Quarter	$9.00	$4.35
(April 1, 2016 to June 30, 2016)
Third Quarter	$8.90	$4.75
(July 1, 2016 to September 30, 2016)
Fourth Quarter	$12.74	$5.85
(October 1, 2016 to December 31, 2016)

Fiscal 2015	High	Low
First Quarter	$11.26	$9.00
(January 1, 2015 to March 31, 2015)
Second Quarter	$13.32	$9.36
(April 1, 2015 to June 30, 2015)
Third Quarter	$23.61	$11.66
(July 1, 2015 to September 30, 2015)
Fourth Quarter	$18.12	$13.17
(October 1, 2015 to December 31, 2015)

The last reported sale price of our common stock as reported on The NASDAQ Global Market on March 3, 2017 was $18.04 per share.

Stockholders

As of March 3, 2017, there were 48 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Cumulative Total Return

	1/31/2014	12/31/2014	12/31/2015	12/31/2016
Cara Therapeutics, Inc.	100	77.23	130.60	71.96
NASDAQ Biotechnology	100	123.71	137.83	107.94
NASDAQ Composite	100	115.40	122.02	131.17

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to such filing.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the Securities and Exchange Commission on February 3, 2014. As of December 31, 2016, we have used all of the proceeds from our initial public offering for clinical trials and payments to R&D consultants.

Item 6. Selected Financial Data.

The following selected financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements not included in this report. Our historical results for any prior periods are not necessarily indicative of results to be expected for any future period. The information set forth in the following table should be read in conjunction with Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
License and milestone fee revenue	$—	$1,710	$302	$9,637	$1,190
Collaborative revenue	—	2,093	2,201	2,225	—
Clinical compound revenue	86	—	674	102	—

Total revenue (1)	86	3,803	3,177	11,964	1,190
Operating expenses:
Research and development	49,253	21,221	15,068	8,685	4,597
General and administrative	9,233	7,770	6,181	3,516	2,829

Total operating expenses	58,486	28,991	21,249	12,201	7,426

Operating loss	(58,400)	(25,188)	(18,072)	(237)	(6,236)
Other income (expense), net (2)	652	101	126	(3,756)	(66)

Loss before benefit from income taxes	(57,748)	(25,087)	(17,946)	(3,993)	(6,302)
Benefit from income taxes	468	397	201	30	31

Net loss	$(57,280)	$(24,690)	$(17,745)	$(3,963)	$(6,271)

Net loss available to common stockholders	$(57,280)	$(24,690)	$(17,745)	$(3,072)	$(6,271)

Net loss per share available to common stockolders:
Basic and Diluted	$(2.10)	$(1.00)	$(0.85)	$(0.74)	$(1.90)

Weighted average shares:
Basic and Diluted	27,279,008	24,620,372	20,965,935	4,133,138	3,299,993

	As of December 31,
	2016	2015	2014	2013	2012
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities (3)	$58,276	$106,740	$52,663	$12,357	$1,117
Total assets	63,828	110,897	55,934	18,083	5,537
Deferred revenue	—	—	1,452	3,475	—
Total liabilities	13,103	5,853	4,272	6,572	3,098
Total convertible preferred stock (4)	—	—	—	65,586	58,522
Total stockholders’ equity (deficit)	50,725	105,044	51,662	(54,075)	(58,133)

(1)	The changes in revenue for the years ended December 31, 2012 through December 31, 2015 reflect upfront payments in connection with our entering into a license agreement with CKD in 2012 and a license agreement with Maruishi in 2013, continuing collaborative work with Maruishi in 2014 and 2015 and milestone payments earned under our collaborations with Maruishi in 2014 and 2015 and with CKD in 2015 (refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Collaborations with Maruishi and CKD, Results of Operations” and Note 13 of Notes to Financial Statements, Collaborations, in this Annual Report on Form 10-K).

(2)	The decrease in interest expense from the year ended December 31, 2013 to the year ended December 31, 2014 was due to the conversion of the outstanding convertible promissory notes during 2013.

(3)	The increase in cash and cash equivalents and marketable securities from December 31, 2014 to December 31, 2015 and from December 31, 2013 to December 31, 2014 reflects the proceeds from our follow-on offering of our common stock, which closed on August 4, 2015, and the proceeds from our IPO, which closed on February 5, 2014, respectively (refer to Note 11 of Notes to Financial Statements, Stockholders’ Equity, in this Annual Report on Form 10-K). The increase in cash and cash equivalents and marketable securities from December 31, 2012 to December 31, 2013 primarily reflects the sale of Junior A convertible preferred stock to Maruishi in June 2013 (refer to Note 13 of Notes to Financial Statements, Collaborations, in this Annual Report on Form 10-K) and the issuance of convertible promissory notes in February 2013.

(4)	The decrease in convertible preferred stock from December 31, 2013 to December 31, 2014 was a result of the automatic conversion of all outstanding shares of our convertible preferred stock to common stock upon the closing of our IPO on February 5, 2014 (refer to Note 10 of Notes to Financial Statements, Convertible Preferred Stock, in this Annual Report on Form 10-K).

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

We commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our product candidates, including conducting preclinical studies and clinical trials of CR845-based product candidates, and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from license agreements, although we have received nominal amounts of revenue under research grants.

Product Development Pipeline

The current status of the development of our product candidates is as follows:

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

In June 2016, we modified the trial protocol and resumed the trial as a three-arm trial, testing two doses of CR845 (1.0 ug/kg and 0.5 ug/kg) versus placebo, based on a safety review by us, the trial’s Independent Data Monitoring Committee and the FDA of unblinded safety data from the first 90 patients dosed. The safety review was conducted in response to a clinical hold that the FDA placed on the trial in February 2016 and removed in April 2016 following the safety review. The clinical hold was based on a pre-specified stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol.

The revised trial is enrolling up to 450 patients undergoing various abdominal surgeries, all of which are associated with moderate-to-severe postoperative pain, within the United States. The primary efficacy measure is the Change in Pain Intensity over the 24-hour postoperative period using a common measurement method known as area under the curve, or AUC, using the patient-reported Numeric Rating Scale, or NRS, score collected at pre-specified time points through 24 hours. Postoperative nausea and vomiting is also being evaluated as a secondary efficacy measure. The impact of I.V. CR845 treatment on inflammatory biomarkers is also being explored. An interim conditional power analysis of our adaptive Phase 3 trial of I.V. CR845 for postoperative pain is expected in the second quarter of 2017.

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

In December 2015, we announced positive top-line results from this Phase 2a trial. The results showed a dose-related reduction in mean baseline pain score up to 34% after two weeks, with statistically significant reduction in mean rescue medication for the top 5.0 mg dose group of approximately 80 percent. In this trial, all four tablet strengths were observed to be safe and well tolerated.

The Phase 2a trial established therapeutic doses and a dosing regimen for a larger randomized, double-blind, placebo-controlled Phase 2b trial, which we initiated during the third quarter of 2016. The Phase 2b trial is a trial of three tablet strengths of CR845, 1.0 mg, 2.5 mg and 5.0 mg, dosed twice-daily over an eight-week treatment period in approximately 330 OA patients experiencing moderate-to-severe pain across the United States. The primary efficacy endpoint is the change from baseline at week eight, with respect to the weekly mean of the daily pain intensity score using an NRS. Secondary endpoints include change from baseline in the WOMAC, the Patient Global Impression of Change, or PGIC, and amount of rescue medication used. We expect to report top-line data in the second quarter of 2017.

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

In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of I.V. CR845 in dialysis patients suffering from moderate-to-severe uremic pruritus. Part A of the trial, is a randomized, double-blind, placebo-controlled trial in 160 patients of three doses of I.V. CR845 (0.5ug/kg, 1.0 ug/kg and 1.5 ug/kg) administered three times per week after dialysis over an 8-week period. Part B will be a randomized double-blind placebo-controlled trial in up to 240 patients of one optimized dose of I.V. CR845 administered three times per week after dialysis over a 12-week treatment period. The primary endpoint will be reduction in worst itching scores from baseline values measured on a standard NRS alongside secondary quantitative quality of life endpoints. We expect to report top-line data from Part A of this trial in the first quarter of 2017.

We have also initiated a pharmacokinetic safety trial of multiple doses of Oral CR845 in hemodialysis patients to define bioequivalent tablet strengths to inform our ability to develop an oral tablet formulation for moderate-to-severe uremic pruritus. We expect to complete this trial in the first quarter of 2017, with data readout expected in the second quarter of 2017.

See Part I, Item 1, Business – Our Product Candidates in this Annual Report on Form 10-K for a more detailed discussion of our clinical trials.

Collaborations with Maruishi and CKD

To date, we have entered into two license agreements relating to the development of CR845.

In April 2013, we entered into a license agreement with Maruishi Pharmaceutical Co., Ltd., or Maruishi, in Japan, under which we granted Maruishi an exclusive license, or the Maruishi Agreement, to develop, manufacture and commercialize drug products containing CR845 in Japan in the acute pain and uremic pruritus fields. We and Maruishi are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, we have provided Maruishi specific clinical development services for CR845 in Maruishi’s field of use.

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones. In August 2014, we received a clinical development milestone payment of $0.5 million upon completion by Maruishi of a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain. In October 2015, we received a $1.7 million milestone payment (net of contractual foreign currency exchange adjustments of $0.3 million) related to the initiation by Maruishi of a Phase 2 clinical trial of CR845 in Japan for uremic pruritus. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees. In addition, in connection with the Maruishi Agreement, Maruishi purchased 2,105,263 shares of our Junior A Preferred Stock for $3.80 per share, for an aggregate purchase price of $8.0 million, which shares were automatically converted into 842,105 shares of common stock upon the closing of our initial public offering in 2014.

In April 2012, we entered into a license agreement with Chong Kun Dang Pharmaceutical Corporation, or CKD, in South Korea, under which we granted CKD an exclusive license, or the CKD Agreement, to develop, manufacture and commercialize drug products containing CR845 in South Korea. We and CKD are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and South Korea, respectively.

Under the terms of the CKD Agreement, we received a non-refundable and non-creditable upfront license fee of $0.6 million and are eligible to receive up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones. We also issued 173,611 shares of our Junior Preferred Stock to CKD in consideration for $0.4 million, which shares were automatically converted into 69,444 shares of common stock upon the closing of our initial public offering in 2014. During 2012, we received $0.6 million, net of foreign taxes, from CKD upon the achievement of clinical development milestones under the CKD Agreement. During the year ended December 31, 2015, we met the milestone criteria, as set forth in the CKD Agreement, for completion of a Phase 1b trial of Oral CR845 in the United States and for completion of a Phase 2 trial of CR845 in uremic pruritus patients in the United States, respectively. As a result, we received milestone payments totaling $0.6 million (net of South Korean withholding tax) from CKD. We are also eligible to receive tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with Maruishi and CKD for CR845, a portion of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased. To date, we have earned a total of $3.5 million in clinical development or regulatory milestone payments, net of contractual foreign currency adjustments and South Korean withholding taxes, but have not received any royalties, under these collaborations.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses will continue near their current level through 2017. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support our continued R&D activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants and investor relations costs. In addition, if I.V. CR845 or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the years ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016		2015		2014
		Dollar amounts in thousands
		% change		% change
License and milestone fee revenue	$—	-100%	$1,710	466%	$302
Collaborative revenue	—	-100%	2,093	-5%	2,201
Clinical compound revenue	86	100%	—	-100%	674

Total revenue	$86	-98%	$3,803	20%	$3,177

License and milestone fee revenue

License and milestone fee revenue consists of (1) for the year ended December 31, 2015, $1.1 million of the $1.7 million milestone payment earned in September 2015 under the Maruishi Agreement, which was attributable to the previously delivered license, and $0.6 million from the two milestone payments earned by us under the CKD Agreement in July and September 2015 and (2) for the year ended December 31, 2014, $0.3 million of the $0.5 million milestone achieved under the Maruishi Agreement, which was attributable to the previously delivered license.

Collaborative revenue

Collaborative revenue for the year ended December 31, 2015 consists of $0.6 million of the $1.7 million milestone payment earned in September 2015 under the Maruishi Agreement, which was attributable to the fully-delivered R&D services deliverable, and $1.5 million of revenue that had been deferred upon entry into the Maruishi Agreement. Collaborative revenue for the year ended December 31, 2014 includes $2.2 million of revenue that had been deferred upon entry into the Maruishi Agreement.

Clinical compound revenue

Clinical compound revenue for the years ended December 31, 2016 and 2014 includes $86 thousand and $674 thousand, respectively, from the sale of clinical compound to Maruishi.

Research and Development Expense

	Year Ended December 31,
	2016		2015		2014
	Dollar amounts in thousands
		% change		% change
Direct clinical trial costs	$37,257	175%	$13,560	34%	$10,099
Consultant services in support of clinical trials	1,860	86%	999	-8%	1,091
Stock-based compensation	1,301	21%	1,073	208%	349
Depreciation and amortization	839	88%	447	6%	422
Other R&D operating expenses	7,996	56%	5,142	65%	3,107

Total R&D expense	$49,253	132%	$21,221	41%	$15,068

For the year ended December 31, 2016 compared to the year ended December 31, 2015, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $22.3 million resulting from the Phase 2/3 I.V. CR845 clinical trial in patients with uremic pruritus, the Phase 2b clinical trial of Oral CR845 in OA patients, the Phase 3 I.V. CR845 adaptive pivotal clinical trial and the Phase 1 trial of Oral CR845 in hemodialysis patients, coupled with a net increase of $2.7 million of CR845 drug manufacturing costs and a net increase of $4.0 million for toxicology studies. Those costs were partially offset by decreases totaling $4.4 million in clinical trial costs primarily in connection with the completion of the Phase 2a Oral CR845 clinical trial in patients with OA, in the fourth quarter of 2015, and the completion of the Phase 2a I.V. CR845 proof-of-concept trial in patients with uremic pruritus, in the third quarter of 2015. The increase in stock-based compensation expense relates primarily to increased employee headcount, partially offset by a decrease in expense related to stock option awards granted to non-employee consultants, which are marked to market each quarter, due to the decrease in the market price of our common stock. The increase in depreciation and amortization expense reflects the acceleration of amortization of the leasehold improvements at our Shelton, Connecticut facility related to research and development activities prior to the relocation of our corporate headquarters (see Note 19 of Notes to Financial Statements in this Annual Report on Form 10-K). The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel and rent, which includes recognition of all of the remaining rent expense allocable to research and development activities due during the remaining term of the Shelton operating lease (see Note 19 of Notes to Financial Statements in this Annual Report on Form 10-K).

For the year ended December 31, 2015 compared to the year ended December 31, 2014, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $5.4 million resulting from the I.V. CR845 Phase 2/3 adaptive study in patients with uremic pruritus and the Phase 2a Oral CR845 study in patients with OA, as well as a net increase of $1.4 million of CR845 drug manufacturing costs. Those costs were partially offset by decreases totaling $4.0 million in clinical trial costs in connection with the I.V. CR845 HAL trial and the Oral CR845 Phase 1a/1b trials, which were completed in 2014. There was also a net increase of $0.6 million for toxicology studies. The increase in stock-based compensation expense mostly reflects an increase in the number of option grants, in part as a result of growth in employee headcount. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel, recruiting costs and the cost of meetings and travel.

The following table summarizes our R&D expenses by product candidate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Dollar amounts in thousands
		% change		% change
External research and development expenses:
I.V. CR845	$23,244	155%	$9,149	24%	$7,369
Oral CR845	15,873	194%	5,402	24%	4,371
Internal research and development expenses	10,136	52%	6,670	100%	3,328

Total research and development expenses	$49,253	132%	$21,221	41%	$15,068

General and Administrative Expense

	Year Ended December 31,
	2016		2015		2014
	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$2,032	8%	$1,883	6%	$1,773
Stock-based compensation	1,499	4%	1,441	41%	1,022
Depreciation and amortization	626	60%	392	9%	361
Other G&A operating expenses	5,076	25%	4,054	34%	3,025

Total G&A expense	$9,233	19%	$7,770	26%	$6,181

For the year ended December 31, 2016 compared to the year ended December 31, 2015, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs and in accounting and auditing fees. The increase in depreciation and amortization expense reflects the acceleration of amortization of our leasehold improvements at our Shelton, Connecticut facility related to general and administrative activities prior to the relocation of our corporate headquarters (see Note 19 of Notes to Financial Statements in this Annual Report on Form 10-K). The increase in other G&A operating expenses included increases in payroll and related costs and in insurance and rent, which includes recognition of all of the remaining rent expense allocable to general and administrative activities due during the remaining term of the Shelton operating lease (see Note 19 of Notes to Financial Statements in this Annual Report on Form 10-K).

For the year ended December 31, 2015 compared to the year ended December 31, 2014, the increase in professional fees and public/investor relations costs primarily included increases in public/investor relations costs, in legal fees and in accounting and auditing fees. Those increases were partially offset by decreases in consultant fees and patent costs. The increase in stock-based compensation expense primarily reflects additional option grants than in 2014, in part due to increased headcount. The increase in other G&A operating expenses included increases in payroll and related costs, in connection with increased headcount, and in insurance costs.

Other Income

Year Ended December 31,
2016		2015		2014
Dollar amounts in thousands
	% change		% change
$652	547%	$101	-20%	$126

For the year ended December 31, 2016 compared to the year ended December 31, 2015, the increase in other income was primarily due to (1) an increase in interest income and dividends earned on our portfolio of investments, which included marketable securities during the entire year ended December 31, 2016 but only during the last month of the year ended December 31, 2015; (2) higher interest rates in the 2016 period and a higher average balance of cash and cash equivalents and marketable securities in the year ended December 31, 2016 as a result of our follow-on offering of common stock, which closed in August 2015; and (3) $23 thousand of realized gains on sales of marketable securities.

For the year ended December 31, 2015 compared to the year ended December 31, 2014, the decrease in other income was primarily due to a decline in interest income attributable to lower interest rates on a higher average balance of our portfolio of investments during the year ended December 31, 2015. The decrease in the amount of interest income included in other income was partially offset by an increase in dividend income during the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2016, we have raised an aggregate of approximately $237.6 million to fund our operations, including (1) proceeds of $75.2 million, net of underwriting discounts and commissions and offering expenses paid by us from the sale of approximately 4.33 million shares of our common stock in our follow-on offering of our common stock, which closed in August 2015 (see Note 11 of Notes to Financial Statements, Stockholders’ Equity, elsewhere in this Annual Report on Form 10-K); (2) proceeds of $56.3 million, net of underwriting discounts and commissions and offering expenses paid by us, from the sale of 5.75 million shares of our common stock in our IPO, which closed in February 2014; (3) proceeds of $65.9 million from the sale of shares of our convertible preferred stock prior to our IPO; (4) $7.4 million of net proceeds from debt financings; and (5) $32.6 million under our license agreements, primarily with Maruishi and CKD, and an earlier product candidate for which development efforts ceased in 2007.

As of December 31, 2016, we had $58.3 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which we expect will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD.

In order to fund future operations, including our planned clinical trials, we filed a shelf registration statement on Form S-3 (File No. 333-203072), which the Securities and Exchange Commission, or SEC, declared effective on May 13, 2015. This shelf registration statement provides for aggregate offerings of up to $150 million of common stock, preferred stock, debt securities, warrants or any combination thereof. On August 4, 2015, we completed a follow-on public offering of 4,327,956 shares of our common stock, including 564,516 shares sold pursuant to the full exercise by the underwriters of their option to buy additional shares, pursuant to this shelf registration statement and a related prospectus supplement dated July 29, 2015, filed with the SEC on July 30, 2015. We received gross proceeds from the offering of approximately $80.5 million, or net proceeds of $75.2 million after deducting the underwriting discounts and commissions and offering expenses paid by us. We may offer additional securities under this or a future shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the use of a shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

In addition, under the Maruishi Agreement we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845 in Japan, if any, and share in any sub-license fees.

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

Under the CKD Agreement, we are potentially eligible to earn up to an aggregate of $2.25 million in clinical development milestones and $1.5 million in regulatory milestones as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845 in South Korea, if any, and share in any sub-license fees.

During 2012 and 2015, we earned a total of $1.25 million, net of South Korean withholding tax of $0.25 million, related to four milestones involving clinical trials in the United States of CR845 in acute post-operative pain and for the treatment of uremic pruritus.

The next potential milestone payment that we could be entitled to receive under the CKD Agreement will be for a clinical development milestone for the listing in the South Korean National Health Insurance Program of I.V. CR845 for pain. If achieved, this milestone will result in a payment $500 thousand, before South Korean withholding tax, being due to us.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $57.4 million, $24.7 million and $17.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $162.2 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKD, the receipt of payments under any future collaborations we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses may increase significantly as we:

•	continue our I.V. CR845 pivotal clinical trial program in acute pain;

•	continue the development of I.V. CR845 for uremic pruritus;

•	continue the development of Oral CR845 for acute and chronic pain;

•	continue the R&D of CR701 and any potential future product candidates;

•	seek regulatory approvals for I.V. CR845 and any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing required trials for I.V. CR845 in postoperative pain to enable an NDA submission; completing a Phase 2b trial of Oral CR845 in chronic pain; and completing Part A of our CR845 uremic pruritus Phase 2/3 adaptive pivotal trial, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of December 31, 2016 will be sufficient for us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2018, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKD. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	Amounts in thousands
Net cash used in operating activities	$(47,381)	$(21,478)	$(17,642)
Net cash provided by (used in) investing activities	44,249	(91,677)	(42)
Net cash provided by financing activities	123	75,593	57,990

Net (decrease) increase in cash and cash equivalents	$(3,009)	$(37,562)	$40,306

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2016 consisted primarily of a net loss of $57.3 million, a $6.0 million inflow from net changes in operating assets and liabilities and a $3.9 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of cash inflows of $6.3 million from an increase in accounts payable and accrued expenses and $0.2 million from a decrease in prepaid expense, primarily related to a decrease in prepaid clinical costs. Those cash inflows were partially offset by cash outflows of $0.5 million due to an increase in income tax receivable from the State of Connecticut under the Connecticut R&D Tax Credit Exchange Program. Net non-cash charges primarily consisted of depreciation and amortization expense of $1.5 million and stock-based compensation expense of $2.8 million, partially offset by deferred rent costs of $0.1 million and accretion/amortization on available-for-sale marketable securities of $0.2 million.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the year ended December 31, 2016, primarily included cash inflows of $80.4 million from maturities of available-for-sale marketable securities and $34.0 million from the sale of available-for-sale marketable securities. Those cash inflows were partially offset by cash outflows of $68.6 million from the purchase of available-for-sale marketable securities, $0.7 million of cash paid for purchase of property and equipment and $0.8 million of additional restricted cash related to our Stamford lease.

Net cash used in investing activities for the year ended December 31, 2015, primarily included a cash outflow of $91.7 million related to the purchase of available-for-sale marketable securities.

Net cash used in investing activities for the year ended December 31, 2014 related to the purchase of office equipment and furniture.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2016 consisted primarily of proceeds of $123 thousand received from the exercise of stock options.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016 (in thousands):

	Payment Due for the Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Stamford operating lease	$875	$1,093	$1,217	$1,241	$1,266	$2,383	$8,075
Shelton operating lease	740	—	—	—	—	—	740

	$1,615	$1,093	$1,217	$1,241	$1,266	$2,383	$8,815

See Note 19 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our operating lease obligations.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with Generally-Accepted Accounting Principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

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

We have entered into license agreements to develop, manufacture and commercialize drug products. The terms of these agreements typically contain multiple elements, including licenses and R&D services. Payments to us under these agreements may include non-refundable upfront license fees, payments for research activities, payments based upon the achievement of certain clinical development and regulatory milestones and royalties on any resulting net product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that contain material financial consequences to us.

We record revenue related to these agreements in accordance with Accounting Standards Codification or ASC, 605-25, Revenue Recognition Multiple-Element Arrangements. In order to account for these agreements, we identify the deliverables included within an arrangement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the counterparty. The consideration received is then allocated among the separate units of accounting based on each unit’s relative selling price.

The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involves significant judgment, including consideration as to whether each delivered element has standalone value. We have determined that our license deliverables represent separate units of accounting because the counterparty has the right to sublicense and manufacture in its territory, as defined. We have determined that our R&D services deliverables, as applicable, represent separate units of accounting because similar services are sold separately by other vendors.

We determine the estimated selling price for deliverables within each agreement using vendor specific objective evidence, or VSOE, of selling price, if available, or third party evidence, or TPE, of selling price if VSOE is not available, or our best estimate of selling price, if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. Because we do not have VSOE or TPE of selling price to determine the estimated selling price of a license to our proprietary technology, we typically use our best estimate of a selling price to estimate the selling prices for licenses to our proprietary technology. In making these estimates, we consider market conditions and entity-specific factors, including those contemplated in negotiating the agreements, as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine our best estimate of selling price will have a significant effect on the allocation of arrangement consideration between deliverables. We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element.

Arrangement consideration allocated to license deliverables that represent separate units of accounting are recognized as revenue at the outset of the agreement assuming the general criteria for revenue recognition noted above have been met. Arrangement consideration allocated to license deliverables which do not represent separate units of accounting are deferred. Arrangement consideration allocated to R&D services which represent separate units of accounting are recognized as the services are performed, assuming the general criteria for revenue recognition noted above have been met.

In connection with arrangement consideration allocated to R&D services, our performance period estimates are principally based on projections of the scope, progress and results of our R&D activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, our estimated performance periods may change if development programs encounter delays or we decide to expand or contract our clinical plans for a drug candidate.

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

Stock-Based Compensation

We grant stock options to employees, non-employee directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the Board of Directors’ awards of stock-based compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the Statements of Comprehensive Loss based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model.

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value or market price of our common stock on the grant date; (ii) expected volatility of our common stock price, (iii) the periods of time over which employees and non-employee directors are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on our common stock, and (v) risk-free interest rates.

Our common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in our stock price to below the exercise prices of awards, blackout periods during which exercises are not allowed, among others. Therefore, we believe that as of December 31, 2016, we do not have sufficient company-specific information available to determine the expected term based on our historical data. As a result, the expected term of stock options granted to employees and members of our Board of Directors is determined using the average of the vesting period and term (6.25 years), an accepted method for our option grants under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

Similarly, because our stock price has fluctuated significantly since January 31, 2014, we believe that the future volatility of our common stock will differ materially during the expected term from the volatility that would be calculated from our historical stock prices to date. Consequently, expected volatility is based on an analysis of guideline companies in accordance with ASC 718. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term. A higher volatility input to the Black-Scholes option valuation model increases the resulting compensation expense, while a shorter expected term would result in a lower compensation expense.

For all share-based payments granted to employees and non-employees, compensation cost relating to awards with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

On the grant date of each stock option award, we apply a forfeiture rate in order to accrue share-based compensation expense based on an estimate of the number of stock options that are expected to vest. Estimated forfeiture rates are based upon historical data of awards that were cancelled prior to vesting. We adjust the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. To the extent that the actual forfeiture rate for an award is lower than the estimated forfeiture rate, additional compensation expense is recorded in the period that the award vests. Changes in our estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period. As of January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and will account for forfeitures as they occur from that date (see Accounting Pronouncements Recently Adopted, below).

We account for options issued to non-employee consultants under ASC 505, Equity-Based Payments to Non-Employees. As such, we estimate the fair value of each such option using the Black-Scholes model, with the expected term of stock options granted to non-employees initially equal to the options’ maximum contractual life of ten years, at issuance, and then revalues the option on each reporting date until performance is complete. Under ASC 505-50, upon re-measurement of each award, income or expense is recognized during its vesting term.

The assumptions used in computing the fair value of option awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in future periods.

Marketable Securities

We invest our excess cash in various types of securities, including money market funds, corporate bonds, commercial paper and obligations of the U.S. government and government-sponsored entities. We deem certain of those investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meets the definition of a debt security in ASC 320-10-20 and has a maturity at the time of purchase of more than three months. We consider our marketable securities to be available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in Accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. All marketable securities are reported in Marketable securities in the Balance Sheets.

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

In accordance with the accounting standard for fair value measurements, we have classified our financial instruments as level 1 or level 2 within the fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets and liabilities. Fair values determined by Level 2 inputs use observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data. We did not have any financial instruments classified as Level 3 during the years ended December 31, 2016, 2015 or 2014.

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

We validate the prices provided by our third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the pricing service. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2016, or 2015. While we believe that the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations.

R&D Expenses

R&D costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, salaries and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using CRO’s, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. The amount of clinical trial expense recognized in any period varies depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs and facility-related costs. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed.

Leases

In December 2015, we entered into a lease agreement, or the Stamford Lease, with Four Stamford Plaza Owner LLC, or the Landlord, for office space in Stamford, Connecticut, or the Premises, for the purpose of relocating our headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in November 2023. The Stamford Lease requires monthly lease payments, totaling $8.3 million, including rent escalations and rent holidays, during the initial lease term. We began to make rental payments from the Commencement Date. We record monthly rent expense on a straight-line basis from March 2016, upon taking possession of the Premises, through October 2023. The Stamford Lease is renewable for one five-year term.

The Stamford landlord has made tenant improvements to the leased premises, the amount of which was included in Property and equipment, net and in Deferred lease obligation on our Balance Sheet on the Commencement Date. The portion of Deferred lease obligation that is related to tenant improvements is being amortized as a reduction to rent expense over the same term as rent expense.

We recognize rent expense for operating leases on a straight-line basis over the term of the lease, beginning on the date we take possession of the property. Rent expense includes the base amounts stated in the lease agreement as well as the effect of reduced or free rent and rent escalations. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at our sole discretion. The expected lease term is one of the factors used to determine whether a lease is classified as operating or capital and is used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred lease obligation and classified within long-term liabilities. Lease incentives made by landlords to or on our behalf leasehold improvements are recorded as deferred rent and classified as long-term liabilities. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense. Penalties paid to landlords to terminate a lease before the contractual end date of the lease are recognized on an undiscounted basis in the Statements of Comprehensive Loss.

Accounting Pronouncements Recently Adopted; Recent Accounting Pronouncements Not Yet Adopted

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest a majority of our cash reserves in a variety of available-for-sale marketable securities, including money market funds and investment-grade debt instruments, principally corporate bonds, commercial paper and direct obligations of the U.S. government and government-sponsored entities, and in cash equivalents. As of December 31, 2016, we have invested $46.2 million of our cash reserves in such marketable securities. Those marketable securities include $37.9 million of investment grade debt instruments with an average interest rate of approximately 1.0% and maturities through August 2017 and $8.3 million of money market funds with an average interest rate of 0.92%. As of December 31, 2015, we had invested $91.6 million of our cash reserves in such marketable securities. Those marketable securities included $49.7 million of investment grade debt instruments with an average interest rate of approximately 0.53% and maturities through September 2016 and $41.9 million of money market funds with an average interest rate of 0.26%.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 10% increase in interest rates as of December 31, 2016, and 2015, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on the assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our executive officers as of March 3, 2017.

Name	Age	Position(s)
Derek Chalmers, Ph.D., D.Sc	52	President, Chief Executive Officer and Director
Josef Schoell	66	Chief Financial Officer
Frederique Menzaghi, Ph.D.	50	Vice President – Research and Development
Michael E. Lewis, Ph.D.	65	Chief Scientific Advisor
Joseph Stauffer, D.O., MBA	50	Chief Medical Officer

Derek Chalmers, Ph.D., D.Sc. Dr. Chalmers, 52, one of our founders, has served as our President and Chief Executive Officer since September 2004 and has served as a member of our Board of Directors since July 2004. Dr. Chalmers has over 22 years’ experience in the biotechnology industry with increasing levels of corporate and business responsibilities. Prior to founding our company, Dr. Chalmers co-founded Arena Pharmaceuticals, Inc. (NASDAQ: ARNA), a drug discovery and development company, and served as its Vice President and Executive Director from June 1997 until May 2004. Prior to Arena, Dr. Chalmers was a Group Leader at Neurocrine Biosciences (NASDAQ: NBIX). Dr. Chalmers holds a D.Sc. and Ph.D. in Pharmacology from the University of Glasgow. Dr. Chalmers’ qualifications to sit on our Board of Directors include his leadership, executive, managerial and business experience, historical knowledge of our company and his background and experience in the biotechnology industry, including having been a founder of a prior biotechnology company.

Josef Schoell. Mr. Schoell has served as our Chief Financial Officer since May 2006. He joined us in May 2005 and served as our Controller between then and May 2006. Mr. Schoell has over 25 years of financial and accounting experience, including 20 years in the biotechnology industry. From 2003 until joining our company in May 2005, Mr. Schoell was a consultant with Robert Half Management Resources, a provider of accounting and financial professionals. From 1995 to 2002, he served as the Chief Financial Officer and Vice President – Finance, of American Biogenetic Sciences Inc., a biotechnology company. Mr. Schoell received a B.S. in Accounting from the New York University Stern School of Business and is a Certified Public Accountant. Mr. Schoell is a member of the American Institute of Certified Public Accountants and Financial Executives International.

Frédérique Menzaghi, Ph.D. Dr. Menzaghi, one of our founders, has served as our Vice President – Research and Development since September 2004 leading our preclinical research and pruritic clinical program. Dr. Menzaghi has over 25 years of drug development and management experience in biotechnology in the field of ion channels and GPCRs. Her expertise ranges from exploratory non-clinical research through clinical development. She has a successful track record in leading numerous drug discovery programs in the areas of pain, inflammation, obesity, psychiatric, cognitive and neurological disorders. She guided numerous compounds to late Phase clinical trials, including one compound approved by the FDA in 2013 for the treatment of obesity. She has led or contributed to the filing of numerous INDs and CTAs and has led successful interdisciplinary teams spanning the entire drug development process from the validation of novel receptor targets to novel chemical entity formulated for oral, parenteral or transdermal routes of administration.

From 2003-2004, she served as VP Pharmacology and Business Development at Psychogenics Inc., a preclinical CRO. From 1999 to 2003, she was the Research Director of In Vivo Pharmacology at Arena Pharmaceuticals (NASDAQ: ARNA) leading a multidisciplinary research team. Prior to that, Dr. Menzaghi established and directed a preclinical research laboratory at SIBIA Neurosciences (acquired by Merck). Her research expertise ranged from the development of small molecules to small peptides. She has extensive experience with corporate partnering with large US and Asian pharmaceutical companies including Eli Lilly, Merck and J&J. Dr. Menzaghi received her Ph.D. in Neurosciences from the University of Louis Pasteur, Strasbourg, France and a M.Sc. in clinical psychology from the University of Nancy, France, after which she conducted her post-doctoral research at the Scripps Research Institute, San Diego, California. She has over 55 peer-reviewed publications and book chapters, 100 international meeting presentations and is listed as an inventor on numerous patents.

Michael E. Lewis, Ph.D. Dr. Lewis, one of our founders, has served as our Chief Scientific Advisor since September 2004, during which time he has provided services to us through BioDiligence Partners, Inc., or BDP, a consulting firm controlled by Dr. Lewis. Dr. Lewis also served as a member of our Board of Directors from September 2004 to July 2010. Prior to joining us, Dr. Lewis co-founded Arena Pharmaceuticals (NASDAQ: ARNA), and served as Arena’s Chief Scientific Advisor from 1997 to 2004, also serving as a director of Arena from 1997 to 2000. Prior to co-founding Arena, Dr. Lewis co-founded and served as Chief Scientific Advisor of Adolor Corporation (NASDAQ: ADLR) from 1994 to 1997. Prior to that, Dr. Lewis co-founded Cephalon, Inc. (NASDAQ: CEPH), serving as Senior Scientist, Biology from 1988 to 1989, Director of Pharmacology from 1989 to 1992 and Senior Director of Scientific Affairs from 1992 to 1993. Dr. Lewis received a Ph.D. in Psychology from Clark University and post-doctoral training at the University of Cambridge, the National Institutes of Mental Health, and the University of Michigan, with a focus on opioid receptor research. Dr. Lewis is an inventor or co-inventor on 17 issued U.S. patents and is an author or co-author of numerous scientific papers, including over 40 publications on opioids and opioid receptors.

Joseph Stauffer, D.O., MBA. Dr. Stauffer joined Cara Therapeutics on December 1, 2014 and serves as our Chief Medical Officer (CMO). He has over 20 years of medical practice and clinical research experience. Prior to joining Cara, he served as CMO in both public and private biopharma and specialty pharma companies, including Alpharma Pharmaceuticals, Inc. (2004 – 2009), Durect Corporation (2009 – 2011) and Ikaria (2012 – 2014). While at Alpharma Pharmaceuticals he led the design and execution of the clinical development program for EMBEDA, the first abuse-deterrent long-acting opioid analgesic approved by the FDA. Dr. Stauffer began his industry career as Global Medical Director at Abbott Laboratories. Prior to Abbott he worked at FDA as a Medical Review Officer in the Anti-Inflammatory & Analgesic Division of the Center for Drug Evaluation and Research. He completed his Anesthesiology residency at the Johns Hopkins University Hospital and served on both active duty and in active reserve roles as a physician medical officer in the United States Navy. He was honorably discharged as a Lt. Commander in 2001. He has served as an expert clinical research reviewer for the European Commission and maintains an appointment as Assistant Professor in the Department of Anesthesiology and Critical Care Medicine at the Johns Hopkins University School of Medicine. He received his MBA from a joint program (TRIUM) between New York University, Stern School of Business, London School of Economics (LSE) and HEC (Hautes Etudes Commerciales) School of Management in Paris. He maintains an active medical license in the state of Pennsylvania.

The following table sets forth certain information with respect to our non-employee directors as of March 3, 2017:

Name	Age	Position
Harrison M. Bains, Jr.	73	Director
Jeffrey Ives, Ph.D.	66	Director
Dean Slagel	46	Director
Martin Vogelbaum	53	Director

Martin Vogelbaum. Mr. Vogelbaum, 53, has served as a member of our Board of Directors since July 2010. He is currently Corporate Vice President, Business Development at Celgene Corporation. Prior to joining Celgene, Mr. Vogelbaum served as a partner of Rho Ventures from 2005 until 2015, where he focused on investments in biotechnology, biopharmaceuticals and medical devices. He has more than 22 years of experience investing in the life sciences sector, having been involved with companies at all stages of development, including co-founding more than a half dozen companies. Prior to his venture capital career, he was a research associate in the bone marrow transplantation unit at Memorial-Sloan Kettering Hospital, where he conducted research in graft-versus-host-disease (GVHD). Mr. Vogelbaum received his A.B. in biology and history from Columbia University. He currently serves on the Healthcare Advisory Board for the Partnership Fund for New York City as well as the Scientific Advisory Committee for Weill Cornell Medical College’s Daedalus Fund for Innovation. Mr. Vogelbaum’s experience in the life sciences industry as a venture capitalist provides him with the qualifications and skills to serve on our Board of Directors.

Harrison M. Bains, Jr. Mr. Bains, 73, has served as a member of our Board of Directors since July 2014. Mr. Bains served in multiple roles at Bristol Myers Squibb Company, including Vice President, Treasurer and acting Chief Financial Officer from 1988 through his retirement in 2004. Mr. Bains’s career also includes serving as Senior Vice President of the Primary Industries group at Chase Manhattan Bank and 11 years with RJR Nabisco and two of its predecessor companies as Senior Vice President and Treasurer. He currently serves as a director and chairman of the Mercer Funds, Inc., a registered investment company. He has served as a member of the board of trustees of the Park Avenue Armory since October 2007 and the Civil War Trust since September 2007, and previously served as a member of the board of trustees of the University of Redlands from October 1989 to May 2013, as a member of the board of directors of BG Medicine, Inc. from 2007 to 2015, and as a member of the Board of Directors of Bank of America Funds from 2010 to 2016. Mr. Bains earned an M.B.A from the University of California, Berkeley and a B.A. in economics from the University of Redlands. He also completed the Advanced Management Program at Harvard Business School. His extensive experience in the biotechnology industry provides him with the qualifications to serve on our Board of Directors.

Dean Slagel. Mr. Slagel, 46, has served as a member of our Board of Directors since February 2005. Mr. Slagel is the Managing Director of Esperante BV and Esperante AB, life sciences venture investment companies founded in September 2004 and June 2005, respectively. From September 1995 to September 2004, Mr. Slagel served as the Global Business Development Director of Ferring Pharmaceuticals, a specialty biopharmaceutical group then based principally in the UK, France and Denmark. Mr Slagel is currently a Director on the Boards of Altacor, Atox Bio, Cara Therapeutics, Canbex Therapeutics and Urosens. He received an MBA from the ENPC Business School in Paris, France, in 2000. Mr. Slagel’s more than 20 years of international pharmaceutical industry and life science companies’ investment experience provide him with the qualifications and skills to serve on our Board of Directors.

Jeffrey L. Ives, Ph.D. Dr. Ives, 66, has served as a member of our Board of Directors since his appointment by the Board of Directors to fill a vacancy in July 2014. Dr. Ives currently is a Venture Partner at New Leaf Venture Partners and a Principal at NeuroPharma Advisors, LLC. Dr. Ives served as the Chief Executive Officer of Satori Pharmaceuticals, Inc., a neurodegenerative disease company focused on discovery and development of breakthrough therapies for the treatment and prevention of Alzheimer’s disease from 2008 until 2013. Prior to Satori, Dr. Ives led the CNS, pain and oncology research teams at Pfizer for over two decades and, from 2001-2007, served as a Senior Vice President leading the global Pharmacokinetics, Dynamics and Metabolism organization. Dr. Ives received his doctorate and master degrees from Yale University and received his bachelor of arts degree from Colgate University. His extensive experience leading research and drug development provides him with the qualifications to serve on our Board of Directors.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; reviews and approves or rejects transactions between us and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting, the objectivity of our financial reporting and our accounting policies and practices; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Audit Committee is composed of three directors: Mr. Bains, Dr. Ives and Mr. Vogelbaum.

The Board of Directors reviews the NASDAQ Stock Market, or NASDAQ, listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent, as defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards and Rule 10A-3 of the Exchange Act, and that each such member meets the financial literacy requirements of NASDAQ.

The Board of Directors has also determined that Mr. Bains qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Bains’ level of knowledge and experience based on a number of factors, including his formal education and experience as acting chief financial officer for a public reporting company.

Code of Ethics and Business Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.caratherapeutics.com under the News & Investors section and within the Corporate Governance section. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

Cara is an “emerging growth company,” as defined in Section 101(a)(19)(C) of the JOBS Act. As an emerging growth company, under SEC rules, we are not required to include a Compensation Discussion and Analysis section in this Item 11 and have elected to comply with reduced compensation disclosure requirements, as permitted under the JOBS Act.

2016 Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2016, 2015 and 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our two other most highly compensated executive officers at December 31, 2016. We refer to these individuals as our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total Compensation
Derek Chalmers, Ph.D., D.Sc. (5)	2016	$511,000	$—	$736,837	204,408	$7,950	$1,460,187
President and Chief Executive Officer	2015	475,000	—	1,072,642	237,500	7,950	1,793,092
	2014	440,000	—	546,694	220,000	—	1,206,694

Joseph Stauffer, D.O. (6)	2016	414,000	—	250,676	223,560	8,199	896,435
Chief Medical Officer	2015	400,000	—	—	160,000	8,403	568,403
	2014	33,333	30,000	992,231	—	—	1,055,564

Frédérique Menzaghi, Ph.D.	2016	357,000	—	246,878	168,682	7,950	780,510
Vice President Research and Development	2015	345,000	—	390,052	120,750	7,950	863,752
	2014	302,500	—	273,347	105,875	—	681,722

(1)	The amounts disclosed in this column represent a one-time bonus, payable on the first regularly scheduled payroll date following the executive officer’s start date.
(2)	The amounts disclosed in this column are the fair value on the grant date of each award granted under our 2014 Equity Incentive Plan (“2014 Plan”), computed in accordance with FASB ASC Topic 718, which we refer to as “ASC 718,” using the valuation methodology for equity awards set forth in Note 14 of our financial statements included in this Annual Report on Form 10-K. All of the options awards reported in the table above were granted under our 2014 Plan, have a term of ten years from the date of grant. Options granted in 2014 and 2015 vest in accordance with the following schedule: 25% of the shares underlying the option vest on the first anniversary of the date of grant, and the remainder vest in equal monthly installments over the 36 months thereafter. Options granted in 2016 vest monthly over a four-year period from the grant date.
(3)	The amounts disclosed in this column represent the annual cash incentive bonus earned by the named executive officer for services performed in 2016, 2015 and 2014. The 2016 annual incentive bonus will be paid in March 2017. The 2015 annual incentive bonus was paid in March 2016 and the 2014 annual incentive bonus was paid in January 2015. The annual cash incentive bonus for each executive officer is based on the Board’s assessment of each such officer’s individual performance and our overall performance against objectives determined by our Board and communicated to such officer. For the fiscal years ended December 31, 2016, 2015 and 2014, the annual cash incentive bonuses were based on our achievement of clinical, regulatory, financial and operational objectives. See “—Executive Employment Arrangements and Potential Payments upon Termination or Change in Control” below for additional information regarding assigned bonus targets, expressed as a percentage of each executive officer’s base salary.
(4)	All other compensation includes $7,950 for 401(k) Employee Benefit Plan contributions we made in both 2016 and 2015 to the account of each of the Named Executive Officers under the ERISA Safe Harbor Rules, representing the same percentage of salary as contributed to all employee accounts, up to a maximum amount of salary. Also includes, $249 and $453 for tax gross-ups for Dr. Stauffer related to hotel accommodations close to our headquarters for 2016 and 2015, respectively.
(5)	Dr. Chalmers is also a member of our Board of Directors but does not receive any additional compensation in his capacity as a director.
(6)	For the year ended December 31, 2014, represents Dr. Stauffer’s base salary paid from December 1, 2014 (the starting date of Dr. Stauffer’s employment with us) to December 31, 2014.

Outstanding Equity Awards at December 31, 2016

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers at December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Derek Chalmers, Ph.D., D.Sc.	30,000	—		$2.48	11/7/2017
President and Chief Executive Officer	58,333	21,667	(1)	$11.00	1/30/2024
	75,625	89,375	(1)	$10.82	6/15/2025
	36,375	157,625	(2)	$6.00	3/30/2026

Frédérique Menzaghi, Ph.D.	20,000	—		$2.48	11/7/2017
Vice President - Research and Development	10,000	—		$2.25	8/14/2018
	40,000	—		$2.05	10/15/2020
	29,166	10,834	(1)	$11.00	1/30/2024
	27,500	32,500	(1)	$10.82	6/15/2025
	12,187	52,813	(2)	$6.00	3/30/2026

Joseph Stauffer, D.O.
Chief Medical Officer	90,000	90,000	(1)	$8.74	12/1/2024
	12,375	53,625	(2)	$6.00	3/30/2026

(1)	Shares underlying these stock options vest over a four-year period as follows: 25% of the shares underlying the option vest on the first anniversary of the date of grant, with the remainder vesting in equal monthly installments over the 36 months thereafter.
(2)	Shares underlying these stock options vest monthly over a four-year period from the grant date.

Executive Employment Arrangements and Potential Payments upon Termination or Change in Control

In February 2014, we entered into employment agreements with Dr. Chalmers and Dr. Menzaghi following the completion of our initial public offering. Each such employment agreement superseded any prior offer letter we had previously entered into with these executive officers. In December 2014, we entered into an employment agreement with Dr. Stauffer. Under these employment agreements, the executive officers’ respective initial annual salaries and target annual bonuses are subject to review and adjustment from time to time by the Board of Directors in its sole discretion. For the years ended December 31, 2016, 2015 and 2014, the executive officers’ respective annual salaries and target annual bonuses were:

Executive Officer	2016 Base Salary	2015 Base Salary	2014 Base Salary	2016, 2015 and 2014 Target Bonus (as a % of Base Salary)
Dr. Chalmers	$511,000	$475,000	$440,000	50%
Dr. Menzaghi	$357,000	$345,000	$302,500	35%
Dr. Stauffer	$414,000	$400,000	$400,000	40%

Under these employment agreements, each executive officer is eligible for severance benefits in specified circumstances. Under the terms of the agreements, upon execution and effectiveness of a general release of claims, each executive officer will be entitled to severance payments if we terminate his or her employment without cause, or in the case of Dr. Chalmers and Dr. Stauffer, the employee terminates employment with us for good reason. The following definitions have been adopted in these employment agreements:

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

•	“good reason” means any of the following without the executive officer’s prior written consent: (a) the assignment to the executive officer of duties or responsibilities that would result in the material diminution of the executive officer’s then-current position, with the exception of certain situations involving the acquisition of us; (b) a reduction of the executive officer’s annual base salary by greater than 30%, except in a situation in which the base salaries of other similarly situated employees are accordingly reduced; or (c) any request that the executive officer relocate to a new principal base of operations that would increase the executive officer’s one-way commute distance by more than 100 miles, unless the executive officer accepts the relocation opportunity.

•	“change in control” means any of the following: (a) any person becomes the owner, directly or indirectly, of securities representing more than 50% of our combined voting power other than through a merger, consolidation or similar transaction, subject to specified exceptions; (b) a merger or consolidation, unless the· holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing more than 50% of our voting power or other entity surviving such transaction, subject to specified exceptions; (c) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than the transfer of our assets to an entity of which our stockholders own more than 50% of the voting power, subject to specified exceptions; or (d) the directors at the time of our initial public offering, or the incumbent board, cease to constitute at least a majority of the Board of Directors, provided, that new directors that are approved or recommended by the majority of the incumbent board will be considered to be a member of the incumbent board for this purpose.

These employment agreements also provide for the full acceleration of any then unvested equity awards held by each executive officer upon a change of control. The following table summarizes the schedule of severance payments and acceleration of unvested equity awards our executive officers would receive in the event of a qualifying termination:

Scenario and Executive	Salary and Payment of Employer Health Insurance Continuation (1)	Bonus(1)	Acceleration of Unvested Equity Awards
Other Than Within 12 Months Following a Change in Control:
Dr. Chalmers	12 months	Prorated Target Bonus	None
Dr. Menzaghi	6 months	Prorated Target Bonus	None
Dr. Stauffer	9 months	Prorated Target Bonus	None

Within 12 Months Following a Change in Control:
Dr. Chalmers	12 months	Prorated Target Bonus	Full Acceleration (2)
Dr. Menzaghi	6 months	Prorated Target Bonus	Full Acceleration (2)
Dr. Stauffer	9 months	Prorated Target Bonus	Full Acceleration (2)

(1)	Subject to the execution of a general release by the relevant executive officer, on the 60th day following termination without cause or, in the case of Dr. Chalmers and Dr. Stauffer, resignation for good reason, we will pay such payments relating to base salary, target bonus and health insurance premiums in a lump sum that the executive officer would have received on or prior to such date under the original schedule (less applicable withholdings and deductions), with the balance of such payments being paid as originally scheduled.

(2)	The executive officer will receive accelerated vesting of all of his or her then unvested equity awards, if any, as a result of the change in control.

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

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 Plan was 1,600,000 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. On January 1, 2017, the aggregate number of shares of common stock that may be issued pursuant to stock awards under our 2014 Equity Incentive Plan automatically increased to 3,920,613. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

2004 Stock Incentive Plan

Our Board of Directors adopted, and our stockholders subsequently approved, the Cara Therapeutics 2004 Stock Incentive Plan, or the 2004 Plan, in September 2004. The 2004 Plan provides for the grant to our officers, directors, employees, consultants and advisors of incentive and nonqualified stock options to purchase our common stock, and also provides for the outright issuance of our common stock through restricted share awards. Since the effectiveness of the 2014 Plan in January 2014, no further awards have been allowed to be granted under the 2004 Plan.

401(k) Plan

We maintain the Cara Therapeutics Savings and Retirement 401(k) Plan, or the 401(k) Plan, a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual Internal Revenue Code limit. In addition, eligible employees are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Contributions that we may make are subject to a vesting schedule; employees are immediately and fully vested in their contributions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan and all contributions are deductible by us when made.

Director Compensation

The following table shows certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2016:

Director	Fees paid in cash (1)	Option awards (2)	Total
Martin Vogelbaum	$82,500	$50,145	$132,645
Dean Slagel	$35,000	$50,145	$85,145
Harrison M. Bains, Jr.	$50,000	$50,145	$100,145
Jeffrey Ives, Ph.D.	$47,500	$50,145	$97,645

(1)	This column includes the annual fees paid to all non-employee directors for their service on the Board of Directors as well as for their committee membership and chairmanship.
(2)	The amounts disclosed in this column represent the aggregate grant date fair value of the stock options granted, computed in accordance with FASB ASC Topic 718, using the valuation methodology for equity awards set forth in Note 14 of our financial statements included in this Annual Report on Form 10-K. The options granted to Mr. Vogelbaum, Mr. Slagel, Dr. Ives and Mr. Bains have an exercise price per share of $5.32 and were granted on June 15, 2016 in connection with our 2016 Annual Meeting of Stockholders.

The options described in the table above vest on the one year anniversary of the grant date, subject to the director’s continued service as a director through such date. As of December 31, 2016, 48,500 stock options were held by each of our non-employee directors, of which 33,500 were vested and immediately exercisable.

Directors who are also full-time officers or employees of Cara do not receive any additional compensation for serving as directors. Therefore, Dr. Chalmers, our Chief Executive Officer and one of our directors, does not receive any additional compensation for his service as a director. Dr. Chalmers’ compensation as an executive officer is set forth above under “2016 Summary Compensation Table.”

In January 2014, our Board of Directors approved a non-employee director compensation policy which became effective upon the completion of our initial public offering. In March 2016, the Board of Directors, upon recommendation of the Compensation Committee, adjusted the compensation payable under the policy, effective as of January 1, 2016, to bring the cash and equity compensation in line with the non-employee director compensation of a peer group of companies.

Under our director compensation policy, we will pay each of our non-employee directors a cash retainer for service on our Board of Directors and for service on each committee on which the director is a member. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our Board of Directors. The retainers paid during 2016 to non-employee directors for service on our Board of Directors and for service on each committee of our Board of Directors on which the director is a member were as follows:

	Member Annual Service Retainer	Chairman Additional Annual Service Retainer
Board of Directors	$35,000	$20,000	(1)
Audit Committee	$7,500	$7,500
Compensation Committee	$5,000	$7,000
Nominating and Corporate Governance Committee	$3,750	$4,250

(1)	During the year ended December 31, 2016, our Board of Directors had a Lead Independent Director rather than a Chairman. For the year ended December 31, 2016, the Lead Independent Director received an additional retainer of $20,000.

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board of Directors and committee meetings. In addition, under our director compensation policy, upon initial election to the Board of Directors, each non-employee director will receive an option to purchase 30,000 shares with an exercise price equal to the fair market value of our common stock on the date of grant. Such option vests concurrently with the expiration of the initial term of office for the class in which such director serves, subject to the director’s continued service as a director through such date.

Further, on the date of each annual meeting of stockholders, each non-employee director that continues to serve as a non-employee member on our Board of Directors will receive an option to purchase 15,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant. Such option will vest on the first-year anniversary of the date of grant, subject to the director’s continued service as a director through such vesting date.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of two directors: Dr. Ives and Mr. Vogelbaum. None of the current members of the Compensation Committee has at any time during the past three years been one of our officers or employees. None of our executive officers currently serves or in the prior three years has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 3, 2017 by: (i) each director; (ii) each of the individuals named in the 2016 Summary Compensation Table; (iii) all of our current executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Name of beneficial owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% stockholders:

Rho Ventures VI, LP (1)	3,068,057	11.2%
Blackrock, Inc. (2)	1,557,108	5.7%

Directors and named executive officers:

Derek Chalmers, Ph.D., D.Sc. (3)	1,337,645	4.9%
Frederique Menzaghi, Ph.D (4)	276,854	1.0%
Joseph Stauffer, D.O. (5)	140,067	*
Harrison M. Bains, Jr. (6)	33,500	*
Jeffrey Ives, Ph.D. (7)	33,500	*
Dean Slagel (8)	33,500	*
Martin Vogelbaum (9)	33,500	*
All current executive officers and directors as a group (9 persons) (10)	2,373,137	8.5%

*	Less than one percent.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 27,303,321 shares outstanding on March 3, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we have deemed outstanding shares of common stock to be subject to options held by that person that are currently exercisable or exercisable within 60 days after March 3, 2017. We have not deemed these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Cara Therapeutics, Inc., 4 Stamford Plaza, 107 Elm Street, Stamford, Connecticut 06902.

(1)	Based solely on Schedule 13G filed on February 6, 2017 by Rho Ventures VI, L.P. The general partner of Rho Ventures VI, L.P. (“RV VI”) is RMV VI, L.L.C., a Delaware limited liability company, and the managing member of RMV VI, L.L.C. is Rho Capital Partners LLC, a Delaware limited liability company (“RCP LLC”). Each of Habib Kairouz, Mark Leschly and Joshua Ruch is a managing member of RCP LLC, and in their capacity as such may be deemed to exercise voting and investment power over the shares held by the Rho Funds. Martin Vogelbaum (see footnote 10, below) is a director of the company and is a non-managing member of RMV VI, L.L.C. The address of Rho Capital Partners, LLC, RMV VI, L.L.C. and RV VI is 152 West 57th Street, 23rd Floor, New York, NY 10019.
(2)	Based solely on Schedule 13G filed by BlackRock, Inc. on January 23, 2017. BlackRock, Inc. has sole voting power as to 1,523,577 of the shares and sole dispositive power as to all of the shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(3)	Consists of 1,097,292 shares held directly by Dr. Chalmers and 240,353 shares of common stock underlying options that are vested and exercisable within 60 days of March 3, 2017.
(4)	Consists of 123,000 shares held directly by Dr. Menzaghi and 153,854 shares of common stock underlying options that are vested and exercisable within 60 days of March 3, 2017.
(5)	Consists of 13,442 shares held directly by Dr. Stauffer and 126,625 shares of common stock underlying options that are vested and exercisable within 60 days of March 3, 2017.
(6)	Consists of 33,500 shares of common stock underlying options held by Mr. Bains that are vested and exercisable within 60 days of March 3, 2017.
(7)	Consists of 33,500 shares of common stock underlying options held by Dr. Ives that are vested and exercisable within 60 days of March 3, 2017.
(8)	Consists of 33,500 shares of common stock underlying options held by Mr. Slagel that are vested and exercisable within 60 days of March 3, 2017.
(9)	Consists of 33,500 shares of common stock underlying options held by Mr. Vogelbaum that are vested and exercisable within 60 days of March 3, 2017.
(10)	Consists of the shares listed in footnotes (3)-(9); also includes (i) 46,000 shares held directly by Josef C. Schoell, our Chief Financial Officer and 86,500 shares of common stock underlying options held by Mr. Schoell that are vested and exercisable within 60 days of March 3, 2017 and (ii) 314,988 shares held directly by Michael E. Lewis, Ph.D., our Chief Scientific Advisor, and 37,083 shares of common stock underlying options held by Dr. Lewis that are vested and exercisable within 60 days of March 3, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for fututre issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	2,548,408	$8.75	676,791

Equity compensation plans not approved by security holders	—	—	—

Total	2,548,408		676,791

(1)	Columns (a) and (b) relate to options granted under our 2014 Plan and 2004 Plan.
(2)	Since the effectiveness of the 2014 Plan in January 2014, no further awards have been allowed to be granted under the 2004 Plan. The number of securities in column (c) relates only to our 2014 Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Person Transactions Policy and Procedures

In 2014, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any of our executive officers, directors, or more than 5% stockholders, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and our stockholders, as the Committee determines in the good faith exercise of its discretion.

Certain Related Person Transactions

The following is a summary of transactions since January 1, 2016 in which we have participated in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock or any members of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

Consulting Arrangement with Michael E. Lewis, Ph.D.

Michael E. Lewis, Ph.D, one of our founders and our Chief Scientific Advisor, has historically provided services to us through BioDiligence Partners, Inc. (“BDP”). BDP is a consulting firm that is wholly owned by Dr. Lewis and members of his immediate family and of which Dr. Lewis and his wife are the only employees. Under the terms of a Services Agreement between with BDP, as amended, we pay BDP $157,500 per year, plus 100% of the documented cost of BDP’s health insurance plan. In return, Dr. Lewis devotes 70% of his professional efforts to us. We made total payments to BDP of approximately $153,750 for the year ended December 31, 2016.

Indemnification Agreements

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

Independence of the Board of Directors

As required under the NASDAQ listing standards, a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board of Directors has affirmatively determined that the following four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Bains, Dr. Ives, Mr. Slagel and Mr. Vogelbaum. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with us.

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2016 and 2015, by Ernst & Young LLP, our principal accountant:

	Year Ended December 31,
	2016		2015
	(Dollars in thousands)
Audit fees	$281	(a)	$361	(a)
Audit-related fees	—		16	(b)
Tax fees	—		—
All other fees	—		—

Total	$281		$377

(a)	Audit fees for the years ended December 31, 2016 and 2015 consist of the aggregate fees billed for professional services rendered for (i) the audit of our Annual Report on Form 10-K for that year; (ii) the review of our Quarterly Reports on Form 10-Q for each of the first three quarters of that year; (iii) accounting consultations and (iv) procedures in connection with the filing of Form S-8 related to the registration of additional shares of our common stock under our 2014 Equity Incentive Plan. See “Equity Compensation Plan Compensation” above. Audit fees for the year ended December 31, 2015 also included procedures in connection with the filing of our Form S-3 with the Securities and Exchange Commission for our follow-on offering of our common stock.
(b)	Audit-related fees for the year ended December 31, 2015 consist of review of internal control documentation and test results.

All fees described above for the years ended December 31, 2016 and 2015 were pre-approved by the Audit Committee and by the Board of Directors, respectively.

In connection with the audits of the 2016 and 2015 financial statements we entered into an engagement agreement with Ernst & Young LLP that sets forth the terms by which Ernst & Young LLP performed audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

3.    List of Exhibits

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

10.1+(3)	Form of Indemnity Agreement.

10.2+(4)	2004 Stock Incentive Plan, as amended, and forms of Stock Option Agreement thereunder.

10.3+(3)	2014 Equity Incentive Plan.

10.3.1(3)	Form of Stock Option Agreement under 2014 Equity Incentive Plan.

10.3.2(3)	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan.

10.4+(10)	Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc., including amendments 1 -10.

10.4.1+ (11)	Eleventh amendment to Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc.

10.4.2+ (12)	Twelfth amendment to Services Agreement dated July 2, 2004 between the Registrant and Bio Diligence Partners, Inc.

10.5(4)	Fourth Amended and Restated Investors Rights Agreement dated April 25, 2013 among the Registrant and certain of its stockholders, as amended.

10.6(4)	Lease Agreement dated September 18, 2006 between the Registrant and Shelton Parrott Associates, L.L.C., as amended.

10.7*(4)	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.

10.8*(4)	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.

10.9(4)	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.

10.10+(5)	Employment Agreement with Derek Chalmers.

Exhibit No.	Description of Exhibit

10.11+(6)	Employment Agreement with Frédérique Menzaghi.

10.12+(7)	Employment Agreement with Josef Schoell.

10.13+(3)	Non-Employee Director Compensation Policy.

10.14 +(8)	Employment Agreement with Joseph Stauffer.

10.15 (9)	Lease Agreement dated December 21, 2015 between the Registrant and Four Stamford Plaza Owner L.L.C.

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Definition Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith
(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit (having the same exhibit number) to Pre-effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-192230) filed with the Securities and Exchange Commission on November 8, 2013 and incorporated herein by reference.
(4)	Filed as an exhibit (having the same exhibit number) to the Registration Statement on Form S-1 Registration No. 333-192230) filed with the Securities and Exchange Commission on January 17, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(6)	Filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(7)	Filed as exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(8)	Filed as exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36279) filed with the Securities and Exchange Commission on March 27, 2015 and incorporated herein by reference.
(9)	Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on December 23, 2015 and incorporated herein by reference.
(10)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36279) filed with the Securities and Exchange Commission on August 10, 2015 and incorporated herein by reference.
(11)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36279) filed with the Securities and Exchange Commission on August 4, 2016 and incorporated herein by reference.
(12)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36279) filed with the Securities and Exchange Commission on November 4, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March 2017.

CARA THERAPEUTICS, INC.

By:	/s/ DEREK CHALMERS
Name: Derek Chalmers, Ph.D., D.Sc.
Title: President and Chief Executive Officer

Signature	Title	Date

/s/ DEREK CHALMERS Derek Chalmers, Ph.D., D.Sc.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017

/s/ JOSEF SCHOELL Josef Schoell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017

/s/ HARRISON BAINS Harrison Bains	Director	March 9, 2017

/s/ JEFFREY IVES Jeffrey Ives, Ph.D.	Director	March 9, 2017

/s/ DEAN SLAGEL Dean Slagel	Director	March 9, 2017

/s/ MARTIN VOGELBAUM Martin Vogelbaum	Director	March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cara Therapeutics, Inc.

We have audited the accompanying balance sheets of Cara Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cara Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Stamford, Connecticut

March 9, 2017

CARA THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$12,092	$15,101
Marketable securities	46,184	91,640
Income tax receivable	852	384
Other receivables	87	80
Prepaid expenses	1,530	1,729
Restricted cash, current	700	—

Total current assets	61,445	108,934
Property and equipment, net	1,614	1,263
Restricted cash	769	700

Total assets	$63,828	$110,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,533	$5,268

Total current liabilities	11,533	5,268
Deferred lease obligation	1,570	585
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2016 and December 31, 2015; zero shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2016 and December 31, 2015; 27,296,863 shares and 27,254,863 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	212,866	209,943
Accumulated deficit	(162,171)	(104,891)
Accumulated other comprehensive income (loss)	3	(35)

Total stockholders’ equity	50,725	105,044

Total liabilities and stockholders’ equity	$63,828	$110,897

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
License and milestone fees	$—	$1,710	$302
Collaborative revenue	—	2,093	2,201
Clinical compound revenue	86	—	674

Total revenue	86	3,803	3,177

Operating expenses:
Research and development	49,253	21,221	15,068
General and administrative	9,233	7,770	6,181

Total operating expenses	58,486	28,991	21,249

Operating loss	(58,400)	(25,188)	(18,072)
Other income	652	101	126

Loss before benefit from income taxes	(57,748)	(25,087)	(17,946)
Benefit from income taxes	468	397	201

Net loss	$(57,280)	$(24,690)	$(17,745)

Net loss per share:
Basic and Diluted	$(2.10)	$(1.00)	$(0.85)

Weighted average shares:
Basic and Diluted	27,279,008	24,620,372	20,965,935

Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available for sale marketable securities	38	(35)	—

Total comprehensive loss	$(57,242)	$(24,725)	$(17,745)

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other	Total Stockholders’	Convertible
			Paid-in	Accumulated	Comprehensive	(Deficit)	Preferred Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Shares	Amount
Balance at December 31, 2013	4,288,243	$4	$8,377	$(62,456)	$—	$(54,075)	29,186,929	$65,586
Preferred stock converted to common shares	12,554,171	13	65,573	—	—	65,586	(29,186,929)	(65,586)
Sale of common stock in initial public offering ($11.00 per share), net of underwriting discounts and commissions and offering expenses of $6,953	5,750,000	6	56,291	—	—	56,297	—	—
Sale of common stock in a private placement ($8.74 per share)	11,442	—	100	—	—	100	—	—
Stock-based compensation expense	—	—	1,371	—	—	1,371	—	—
Shares issued upon exercise of stock options	191,800	—	128	—	—	128	—	—
Shares issued upon cashless exercise of warrants	6,383	—	—	—	—	—	—	—
Net loss	—	—	—	(17,745)	—	(17,745)	—	—

Balance at December 31, 2014	22,802,039	23	131,840	(80,201)	—	51,662	—	—
Sale of common stock in a follow-on public offering ($18.60 per share), net of underwriting discounts and commissions and offering expenses of $5,269	4,327,956	4	75,227	—	—	75,231	—	—
Stock-based compensation expense	—	—	2,514	—	—	2,514	—	—
Shares issued upon exercise of stock options	124,868	—	362	—	—	362	—	—
Net loss	—	—	—	(24,690)	—	(24,690)	—	—
Other comprehensive income (loss)	—	—	—	—	(35)	(35)	—	—

Balance at December 31, 2015	27,254,863	27	209,943	(104,891)	(35)	105,044	—	—
Stock-based compensation expense	—	—	2,800	—	—	2,800	—	—
Shares issued upon exercise of stock options	42,000	—	123	—	—	123	—	—
Net loss	—	—	—	(57,280)	—	(57,280)	—	—
Other comprehensive income	—	—	—	—	38	38	—	—

Balance at December 31, 2016	27,296,863	$27	$212,866	$(162,171)	$3	$50,725	—	$—

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(57,280)	$(24,690)	$(17,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,800	2,514	1,371
Depreciation & amortization	1,465	839	783
Amortization/accretion of available-for-sale marketable securities	(218)	(18)	—
Realized gain on sale of available-for-sale marketable securities	(23)	—	—
Deferred rent costs	(114)	(289)	(265)
Loss on write-off of fixed assets	—	2	—
Changes in operating assets and liabilities:
Income tax receivable	(468)	(184)	(139)
Other receivables	(7)	(80)	—
Prepaid expenses	199	(1,442)	388
Accounts payable and accrued expenses	6,265	3,322	(12)
Deferred revenue	—	(1,452)	(2,023)

Net cash used in operating activities	(47,381)	(21,478)	(17,642)

Investing activities
Proceeds from maturities of available-for-sale marketable securities	80,380	—	—
Proceeds from sale of available-for-sale marketable securities	34,003	—	—
Purchase of available-for-sale marketable securities	(68,648)	(91,657)	—
Change in restricted cash	(769)	—	—
Purchases of property and equipment	(717)	(20)	(42)

Net cash provided by (used in) investing activities	44,249	(91,677)	(42)

Financing activities
Proceeds from sale of common stock	—	—	100
Proceeds from the exercise of stock options	123	362	128
Proceeds from initial public offering, net of issuance costs	—	—	57,762
Proceeds from follow-on offering, net of issuance costs	—	75,231	—

Net cash provided by financing activities	123	75,593	57,990

Net cash (decrease) increase for the period	(3,009)	(37,562)	40,306
Cash and cash equivalents at beginning of period	15,101	52,663	12,357

Cash and cash equivalents at end of period	$12,092	$15,101	$52,663

Noncash financing activities
Conversion of convertible preferred stock to common stock	$—	$—	$65,586
Reclassification of prepaid IPO costs paid in 2013	—	—	1,465
Tenant improvements paid by landlord	1,094	—	—

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. Business

Cara Therapeutics, Inc., or the Company, is a clinical-stage biopharmaceutical corporation formed on July 2, 2004. The Company is focused on developing and commercializing new chemical entities designed to alleviate pain and pruritus by selectively targeting kappa opioid receptors. The Company’s primary activities to date have been organizing and staffing the Company, developing its product candidates, including conducting preclinical studies and clinical trials of CR845-based product candidates and raising capital.

As of December 31, 2016, the Company has raised aggregate net proceeds of approximately $204,800 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and its follow-on offering, which closed in August 2015 (see Note 11, Stockholders’ Equity), and the issuance of debt. In addition, the Company earned approximately $32,600 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp. or CKD, and for an earlier product candidate for which development efforts ceased in 2007 (see Note 13, Collaborations).

As of December 31, 2016, the Company had unrestricted cash and cash equivalents and marketable securities of $58,276 and an accumulated deficit of $162,171. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized a net loss of $57,280 and had net cash used in operating activities of $47,381 for the year ended December 31, 2016.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally-accepted accounting principles in the United States or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from the Company’s estimates and assumptions. Significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, useful lives of fixed assets, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, the determination of prepaid R&D clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company invests its cash reserves in money market funds or high-quality marketable securities in accordance with its investment policy. The stated objectives of its investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

class and issuer. The Company’s cash and cash equivalents and marketable securities are held by three major financial institutions. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, deposits with banks and highly liquid money market funds with holdings of cash and other investments with original maturities of three months or less.

Marketable Securities

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification section 320-10-20 and has a maturity at the time of purchase of more than three months. The Company considers its marketable securities to be available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in Accumulated other comprehensive income (loss), or AOCI, as a separate component of stockholders’ equity. Marketable securities are reported as Marketable securities in the Balance Sheets. Other income includes interest and dividends, realized gains and losses on sales of securities and other-than-temporary impairment, or OTTI, declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

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

If a decline in the fair value of an available-for-sale marketable debt security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value. If the Company intends to sell the security or it is more likely than not that the Company will be forced to sell the security before recovery of the amortized cost of the security, the loss is recognized in net income. Otherwise, the loss is separated into a portion representing a credit loss, which is recorded in net income, and the remainder is recorded in Other comprehensive income, or OCI, net of taxes. See Note 3, Marketable Securities, and Note 12, Fair Value Measurement.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Current accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with Accounting Standards Codification, or ASC, section 820, and requires certain disclosures about fair value measurements. The valuation techniques included in the guidance are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and money market funds with similar underlying investments by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2015, or December 31, 2016.

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

The Company has entered into license agreements to develop, manufacture and commercialize drug products. The terms of these agreements typically contain multiple elements, including licenses and R&D services. Payments to the Company under these agreements may include nonrefundable license fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that contain material financial consequences to the Company.

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

The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involves significant judgment, including evaluation as to whether each delivered element has standalone value. The Company has determined that its license deliverables represent separate units of accounting because the counterparty has the right to sublicense and manufacture in its territory, as defined. The Company has determined that its R&D services deliverables, as applicable, represent separate units of accounting because similar services are sold separately by other vendors.

The Company determines the estimated selling price for deliverables within each agreement using vendor specific objective evidence, or VSOE, of selling price, if available, or third party evidence, or TPE, of selling price if VSOE is not available, or the Company’s best estimate of selling price, if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. Because the Company does not have VSOE or third party evidence of selling price to determine the estimated selling price of a license to its proprietary technology, it typically uses its best estimate of a selling price to estimate the selling prices for licenses to its proprietary technology. In making these estimates, the Company considers market conditions and entity-specific factors, including those contemplated in negotiating the agreements, as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine its best estimate of selling price will have a significant effect on the allocation of arrangement consideration between deliverables. The Company recognizes consideration allocated to an individual element when all other revenue recognition criteria are met for that element.

Arrangement consideration allocated to license deliverables that represent separate units of accounting is recognized as revenue at the outset of the agreement assuming the general criteria for revenue recognition noted above have been met. Arrangement consideration allocated to license deliverables which do not represent separate units of accounting is deferred. Arrangement consideration allocated to R&D services which represent separate units of accounting is recognized as the services are performed, assuming the general criteria for revenue recognition noted above have been met.

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

Research and Development Expenses

Research and development, or R&D, costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, salaries and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using CRO’s, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. The amount of clinical trial expense recognized in any period varies depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs and facility-related costs. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2016, and 2015, the Company recorded $1,256 and $1,500 as prepaid R&D expense, respectively.

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There were no material uncertain tax positions taken as of December 31, 2016, and December 31, 2015. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

Stock-Based Compensation

The Company grants stock options to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the Board of Directors’ awards of stock-based compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation or ASC 718. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the Statements of Comprehensive Loss based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model.

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value or market price of the Company’s common stock on the grant date; (ii) expected volatility of the Company’s common stock price, (iii) the periods of time over which employees and members of the Company’s Board of Directors are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on the Company’s common stock, and (v) risk-free interest rates.

The Company’s common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in the Company’s stock price to below the exercise prices of awards, blackout periods during which exercises are not allowed, among others. Therefore, the Company believes that as of December 31, 2016, it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of stock options granted to employees and members of the Company’s Board of Directors is determined using the average of the vesting period and term (6.25 years), an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

Similarly, since January 31, 2014, because the Company’s stock price has fluctuated significantly, the Company believes that its future volatility will differ materially during the expected term from the volatility that would be calculated from its historical stock prices to date. Consequently, expected volatility is based on an analysis of guideline companies in accordance with ASC 718. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term.

The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to accrue share-based compensation expense based on an estimate of the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data of awards that were cancelled prior to vesting. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. To the extent

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

that the actual forfeiture rate for an award is lower than the estimated forfeiture rate, additional compensation expense is recorded in the period that the award vests. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period. As of January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and will account for forfeitures as they occur from that date (see Accounting Pronouncements Recently Adopted, below).

The Company accounts for options granted to non-employee consultants under ASC 505-50, Equity-Based Payments to Non-Employees. As such, the Company estimates the fair value of each such option using the Black-Scholes model, with the expected term of stock options granted to non-employees initially equal to the options’ maximum contractual life of ten years, at issuance. On each subsequent reporting date until performance is complete, the Company revalues all outstanding options granted to non-employee consultants during the vesting period of each tranche. Under ASC 505-50, upon re-measurement of each award, income or expense is recognized during its vesting term. Compensation cost relating to awards with service-based graded vesting schedules is recognized using the straight-line method.

Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options, which are included under the treasury stock method when dilutive. For each of the years ended December 31, 2016, 2015 and 2014, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

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

Leases

The Company recognizes rent expense for operating leases on a straight-line basis over the term of the lease, beginning on the date the Company takes possession of the property. Rent expense includes the base amounts stated in the lease agreement as well as the effect of reduced or free rent and rent escalations. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at the Company’s sole discretion. The expected lease term is one of the factors used to determine whether a lease is classified as operating or capital and is used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent and classified within long-term liabilities. Lease incentives made by landlords to or on behalf of the Company for leasehold improvements are recorded as deferred rent and classified as long-term liabilities. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense. Penalties paid to landlords to terminate a lease before the contractual end date of the lease are recognized on an undiscounted basis in the Statements of Comprehensive Loss.

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

Accounting Pronouncements Recently Adopted

As of December 31, 2016, the Company adopted Accounting Standards Update, or ASU, 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. ASU 2014-15 codifies, for the first time within GAAP, management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures in connection with preparing financial statements for each annual and interim reporting period. Substantial doubt about the Company’s ability to continue as a going concern exists when there are conditions or events, considered in the aggregate, that are known and reasonably knowable at the date that the financial statements are issued, that indicate that the Company will be unable to meet its obligations as they become due within one year after that date. In that case, ASU 2014-15 requires the Company to disclose the nature of those conditions or events when they are present, management’s plans to mitigate those conditions or events and whether or not such plans alleviated the substantial doubt. Management’s evaluation as of the date that the financial statements as of and for the year ended December 31, 2016 were filed and included in this Annual Report on Form 10-K indicate that the Company will be able to meet its obligations as they become due within one year of the filing date.

As of January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation – Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain of the amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of $45 on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. The Company expects that the income tax amendments within ASU 2016-09 will have no impact on its results of operations or cash flows because it is in a net operating loss position with a full valuation allowance.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, or ASU 2017-01, that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 also requires a business to include at least an input and one substantive process that together significantly contribute to the ability to create output and removes the evaluation of whether a market participant could replace missing elements. ASU 2017-01 should be applied prospectively and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company does not expect that the adoption of ASU 2017-01 will have a material effect on its financial position, results of operations or cash flows since it has not and does not expect to acquire or dispose of assets for which the fair value is divided among diverse identifiable assets.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to

Topic 606, Revenue from Contracts with Customers, or ASU 2016-20, that allows entities not to disclose variable consideration allocated to performance obligations related to either: (1) sales - or usage -based royalties on licenses of intellectual property or (2) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when certain criteria are met. ASU 2016-20 also requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard, ASU 2014-09. The amendments have the same effective date and transition requirements as ASU 2014-09. The Company does not expect the adoption of ASU 2016-20 to have a material effect on its financial position, results of operations or cash flows.

In November, 2016, the Financial Accounting Standards Board, or FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force), or ASU 2016-18, which changes the presentation of the cash flow statement to include amounts generally described as restricted cash or restricted cash equivalents, together with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 also requires additional disclosures concerning the nature of the restrictions on cash and cash equivalents and a reconciliation between amounts of cash, cash equivalents and restricted cash on the balance sheet and statement of cash flows for each period presented. ASU 2016-18 will be applied retrospectively to all periods presented and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company currently presents changes in restricted cash as an investing activity in the statement of cash flows. Upon adoption of ASU 2016-18, such changes will be reflected in the beginning and ending balances of cash, cash equivalents and restricted cash for all periods presented.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP, that delays recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities by requiring (1) estimating expected credit losses only when the fair value is below the amortized cost of the asset; (2) recording a credit loss without regard to the length of time a security has been in an unrealized loss position; (3) limiting the measurement of the credit loss to the difference between the security’s amortized cost basis and its fair value and (4) presenting credit losses as an allowance rather than as a write-down, which will allow the Company to record reversals of credit losses in current period net income, a practice that is currently prohibited. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that adoption of ASU 2016-13 will have on its results of operations, financial position and cash flows.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12, which amends guidance in the new revenue standard, ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, on collectability, noncash consideration, presentation of sales tax and transition. The amendments in ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017 (i.e., January 1, 2018), including interim periods within those reporting periods, which is the same as for ASU 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. See ASU 2014-09, below, for a discussion of the effect that adoption of ASU 2016-12 is expected to have on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, or ASU 2016-10, which clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. ASU 2016-10 has the same effective date and transition requirements as ASU 2014-09, as amended by ASU 2015-14. See ASU 2014-09, below, for a discussion of the effect that adoption of ASU 2016-10 is expected to have on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09 by specifying that the determination as to whether an entity that is involved in providing a good or a service to a customer is a principal or an agent is based upon whether the entity controls the good or the service before it is transferred to the customer. ASU 2016-08 has the same effective date and transition requirements as ASU 2014-09, as amended by ASU 2015-14. See ASU 2014-09, below, for a discussion of the effect that adoption of ASU 2016-08 is expected to have on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09 (Topic 606), which changes the principle under which the Company will recognize revenue from contracts with customers from one which requires the Company to satisfy specific criteria before recognizing revenue to one which requires the Company to recognize revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. The Company currently recognizes revenue only from contracts with Maruishi and CKD, under both of which the Company may earn future milestone payments upon the achievement of defined clinical and regulatory events. The Company is continuing to monitor the timing of achievement of such milestones. To the extent that all defined milestones have not been achieved and the related revenue recognized under current GAAP prior to the adoption of ASU 2014-09, those contracts will be included within the scope of ASU 2014-09.

The Company is currently accounting for those two contracts under ASC 605-25 and 605-28. The Company has analyzed the terms and conditions of those two contracts in light of the guidance under ASC 606, including amendments under ASU 2016-08, 2016-10, 2016-12 and 2016-20, and has tentatively concluded that, due to the similarity of the guidance under ASC 605-25 and 605-28 and under ASC 606, as amended, as relates to revenue recognition for licenses of IP, the Company expects that, under both the CKD Agreement and the Maruishi Agreement, the distinct performance obligations, transaction prices, amount of the transaction price allocated to the performance obligations and timing and amount of revenue recognition under ASC 606, as amended, will be the same as under ASC 605 for all periods presented. However, the Company is continuing to evaluate whether those two contracts contain performance obligations in accordance with ASC 606 that were not deemed to be deliverables under ASC 605.

In particular, regarding the CKD Agreement and the Maruishi Agreement, the following aspects of ASC 606, as amended, are the same as those under ASC 605-25 and 605-28. The CKD Agreement has one distinct performance obligation, granting of the license, and the Maruishi Agreement has two distinct performance obligations, granting of the license and the R&D services. The methodology for determining the selling price of the performance obligations is the same under both standards. The licenses granted to the counterparties under those two contracts are deemed to be functional IP for which revenue is recognized at a point in time, which has been determined to be inception of the respective license agreements. The R&D services under the Maruishi Agreement were performed from inception of the agreement in 2013 through the third quarter of 2015. Accordingly, revenue related to the R&D services will be recognized proportionately as those services are performed. Although the milestone method guidance under ASC 605-28 no longer applies under ASC 606, the guidance under ASC 606 for licenses of IP is effectively the same as pertains to milestones achieved by the Company and those achieved by the counterparty to each license agreement. In addition, due to the probability, at inception of each license agreement, that revenue recognized related to the achievement of milestones and sales-based royalty payments will be reversed in the future, the constraint on not including those potential payments in the transaction price applies under ASC 606, as amended. Consequently, under ASC 606, recognition of revenue for achievement of milestones and sales-based royalty payments will occur at the time that they are achieved and in the amount earned. As a result of the foregoing considerations, the Company currently expects that upon adoption of ASC 606, as amended, there will be no impact on its results of operations, financial position or cash flows for any period presented.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017 (i.e., January 1, 2018), including interim periods within those reporting periods. ASU 2014-09 allows for two transition methods: (1) retrospectively to each prior reporting period presented, or (2) using a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized as an adjustment to the opening balance of retained earnings at the date of initial adoption. The Company expects to adopt ASU 2014-09 using the full retrospective method on January 1, 2018.

3. Available-for-Sale Marketable Securities

As of December 31, 2016, and 2015, the Company’s available-for-sale marketable securities consisted of money market funds and debt securities issued by the U.S. government and government-sponsored entities and by investment grade institutions.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2016, and 2015:

As of December 31, 2016

	Amortized Cost	Gross Unrealized		Estimated Fair
Type of Security		Gains	Losses	Value
Money market funds	$8,268	$8	$—	$8,276
U.S. Treasury securities	2,523	—	(1)	2,522
U.S. government agency obligations	3,501	1	—	3,502
Corporate bonds	16,683	—	(6)	16,677
Commercial paper	15,206	3	(2)	15,207

Total available-for-sale marketable securities	$46,181	$12	$(9)	$46,184

As of December 31, 2015

	Amortized Cost	Gross Unrealized		Estimated Fair
Type of Security		Gains	Losses	Value
Money market funds	$42,017	$—	$(31)	$41,986
U.S. Treasury securities	2,528	—	—	2,528
U.S. government agency obligations	13,492	4	—	13,496
Corporate bonds	14,194	—	(6)	14,188
Commercial paper	19,444	1	(3)	19,442

Total available-for-sale marketable securities	$91,675	$5	$(40)	$91,640

All available-for-sale marketable securities are classified in the Company’s Balance Sheets as Marketable securities.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of December 31, 2016, the Company’s marketable debt securities mature at various dates through August 2017. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for sale marketable securities.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	As of December 31,
	2016		2015
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$37,913	$37,908	$49,657	$49,653

During the year ended December 31, 2016, the Company sold shares of money market funds with a total fair value of $34,003 that were classified as available-for-sale marketable securities. The cost of the shares of money market funds that were sold was determined by specific identification. Realized gains from those sales amounted to $23. For the year ended December 31, 2015, there were no sales of available-for-sale marketable securities.

The following tables show the fair value of the Company’s available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$2,522	$(1)	$—	$—	$2,522	$(1)
Corporate bonds	9,919	(6)	—	—	9,919	(6)
Commercial paper	5,227	(2)	—	—	5,227	(2)

Total	$17,668	$(9)	$—	$—	$17,668	$(9)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market funds	$30,985	$(31)	$—	$—	$30,985	$(31)
Corporate bonds	14,187	(6)	—	—	14,187	(6)
Commercial paper	11,960	(3)	—	—	11,960	(3)

Total	$57,132	$(40)	$—	$—	$57,132	$(40)

As of December 31, 2016, and 2015, the Company held a total of 18 out of 34 positions and 14 out of 23 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of December 31, 2016, or 2015. The Company does not intend to sell these debt securities before maturity and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the years ended December 31, 2016 and 2015.

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$—

Other comprehensive loss before reclassifications	(35)
Amount reclassified from accumulated other comprehensive income	—

Net current period other comprehensive loss	(35)

Balance, December 31, 2015	(35)

Other comprehensive loss before reclassifications	61
Amount reclassified from accumulated other comprehensive income	(23)

Net current period other comprehensive income	38

Balance, December 31, 2016	$3

The reclassifications out of AOCI and into net loss were as follows:

Component of AOCI	Year Ended December 31,
	2016	2015	Affected Line Item in the Statements of Comprehensive Loss
Unrealized gains (losses) on available-for-sale marketable securities
Realized gains on sale of securities	$23	$—	Other income
	—	—	Income tax benefit

	$23	$—	Net of tax

The amount reclassified out of AOCI into net loss was determined by specific identification.

5. Prepaid Expenses

As of December 31, 2016, the amount of prepaid expenses was $1,530, consisting of $1,256 of prepaid R&D clinical costs, $112 of prepaid insurance, and $162 of other costs. As of December 31, 2015, the amount of prepaid expenses was $1,729, consisting of $1,500 of prepaid R&D clinical costs, $98 of prepaid insurance, $96 of prepaid rent and $35 of other costs.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2016	2015
Computer and office equipment	$149	$314
Laboratory equipment	795	232
Furniture and fixtures	173	155
Software	—	126
Leasehold improvements	8,582	7,453

	$9,699	$8,280
Less accumulated depreciation and amortization	8,085	7,017

Property and equipment, net	$1,614	$1,263

Depreciation and amortization expense included in R&D expense and General and administrative expense was $1,465, $839 and $783 for the years ended December 31, 2016, 2015 and 2014, respectively.

In connection with the Company’s relocation of its operating facility from Shelton, Connecticut to Stamford, Connecticut, the Company accelerated the amortization of the Shelton leasehold improvements during the period from December 2015 (signing of the Stamford lease) to May 2016 (the date that the Shelton facility was vacated) (see Note 19, Commitments and Contingencies). In addition, the Company wrote-off $397 of fully-depreciated Shelton property and equipment that was not re-located to the Stamford headquarters.

7. Restricted Cash

The Company is required to maintain stand-by letters of credit as a security deposit under each of the Shelton Lease and the Stamford Lease (refer to Note 19, Commitments and Contingencies). The fair value of each letter of credit approximates its contract value. In each case, the Company’s bank requires the Company to maintain restricted cash balances to serve as collateral for the letter of credit issued to the respective landlords by the bank. As of December 31, 2016, the restricted cash balances for the Shelton Lease and the Stamford lease were both invested in a commercial money market account.

The restricted cash balance for the Shelton lease remains at $700 through the end of the lease term in October 2017. For the Stamford Lease, the letter of credit balance remains at $769 for the first three years following commencement of the Stamford Lease and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in 2023. The reduction in the balance of the Letter of Credit for the Stamford Lease is contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. As of December 31, 2015, the money market account into which the Company subsequently deposited the cash collateral for the letter of credit for the Stamford Lease had not been established and none of that cash was restricted. The restricted money market account was funded in January 2016. As of December 31, 2016, the Company had $700 of restricted cash related to the Shelton lease in current assets and $769 of restricted cash related to the Stamford lease in long-term assets. As of December 31, 2015, the Company had $700 of restricted cash related to the Shelton lease in long-term assets.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2016	2015
Accounts payable	$4,738	$1,965
Accrued research projects	4,352	1,542
Accrued professional fees	163	371
Accrued compensation and benefits	1,514	1,204
Accrued other	766	186

	$11,533	$5,268

9. Connecticut Innovations, Inc. Stock Warrant

In September 2007, the Company entered into a $4,000 term loan, or Loan, with Connecticut Innovations Inc., or CII, which was repaid in April 2013. In connection with the Loan, the Company issued to CII a warrant to purchase 19,851 shares of common stock at an exercise price of $10.08. On July 31, 2014, CII exercised its outstanding warrant in a cashless exercise, resulting in the issuance of 6,383 shares of the Company’s common stock.

10. Convertible Preferred Stock

Upon the closing of the Company’s IPO on February 5, 2014, all 29,186,929 shares of the Company’s convertible preferred stock that were issued and outstanding on that date were automatically converted into an aggregate of 12,554,171 shares of its common stock. As of December 31, 2016, 2015 and 2014, there were no shares of convertible preferred stock issued or outstanding.

The former holders of shares of convertible preferred stock have certain registration rights as set forth in an amended and restated investors’ rights agreement by and among the Company and certain of its stockholders.

11. Stockholders’ Equity

The Company’s Board of Directors has authorized 100,000,000 shares of the Company’s common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2016, there were 27,296,863 shares of common stock and no shares of preferred stock issued and outstanding.

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

On December 1, 2014, the Company sold 11,442 shares of common stock to its Chief Medical Officer at $8.74 per share (which was the closing price of the Company’s common stock on the NASDAQ Global Market on that date) for gross proceeds of $100. The shares of common stock have not been registered under the Securities Act of 1933, as amended, and were sold pursuant to an exemption from registration under such Securities Act based in part upon the purchaser’s representations contained in the purchase agreement.

On July 29, 2015, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein, relating to

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the issuance and sale by the Company of 3,763,440 shares of its common stock, or the Offering. The Offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-203072), filed with the SEC on March 27, 2015 and declared effective on May 13, 2015, and a related prospectus supplement dated July 29, 2015, which was filed with the SEC on July 30, 2015. As part of the Offering, the Company granted the underwriters an option to purchase 564,516 additional shares of common stock.

On August 4, 2015, the Company closed the Offering, including the full exercise of the underwriters’ option to purchase 564,516 additional shares of common stock, at a public offering price of $18.60 per share. The Company received net proceeds of approximately $75,231, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.

12. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016, and 2015 and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2016:

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument
Cash and cash equivalents:
Money market fund and checking accounts	$12,092	$12,092	$—	$—

Available-for-sale marketable securities:

Money market fund	8,276	—	8,276	—

U.S. Treasury securities	2,522	—	2,522	—
U.S. government agency obligations	3,502	—	3,502	—
Corporate bonds	16,677	—	16,677	—
Commercial paper	15,207	—	15,207	—

Restricted cash:

Money market fund	1,469	1,469	—	—

Total financial assets	$59,745	$13,561	$46,184	$—

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Fair value measurement as of December 31, 2015:

Financial assets	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Type of Instrument
Cash and cash equivalents:
Money market fund, savings account and checking account	$15,101	$15,101	$—	$—

Available-for-sale marketable securities:
Money market funds	41,986	—	41,986	—
U.S. Treasury securities	2,528	—	2,528	—
U.S. government agency obligations	13,496	—	13,496	—
Corporate bonds	14,188	—	14,188	—
Commercial paper	19,442	—	19,442	—
Restricted cash:
Bank Certificate of Deposit	700	700	—	—

Total financial assets	$107,441	$15,801	$91,640	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2016, 2015 and 2014. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2016, 2015 and 2014.

13. Collaborations

Chong Kun Dang Pharmaceutical Corporation

In April, 2012, the Company entered into a license agreement with CKD, or the CKD Agreement, that provides CKD with the exclusive rights to develop, manufacture and commercialize products containing CR845 in South Korea. Under the CKD Agreement, the Company received a non-refundable and non-creditable amount of $1,000 and is eligible to receive milestone payments totaling $3,750, relating to pre-defined clinical development ($2,250) and regulatory events ($1,500), as well as royalties on sales of any marketed products containing CR845. The Company is accounting for the milestones under ASC 605 Revenue Recognition – Milestone Method. At the time of execution of the CKD Agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones are substantive in nature as they are commensurate with the enhancement of value of the delivered license because they relate to clinical success and advancement within the FDA drug development platform. The milestones also relate solely to past performance and monetary investment of the Company to achieve the clinical advancement.

In exchange for the $1,000, the Company provided CKD with the license for CR845 and issued CKD 173,611 shares of Junior convertible preferred stock, which shares were automatically converted into 69,444 shares of common stock upon the closing of the Company’s initial public offering. The Company recorded the issuance of the 173,611 shares of Junior Preferred Stock as a capital transaction for $354, which represented the shares’ estimated fair value as of the transaction date. The remaining proceeds of $646 were recorded as license revenue as the license was the only deliverable within the agreement that had stand-alone value and was determined to be a separate unit of accounting under ASC 605-25, Revenue Recognition Multiple – Element Arrangements. In addition, the Company received milestone payments totaling $626 (net of South Korean withholding tax of $124) during the year ended December 31, 2012 related to the Company’s achievement of U.S. clinical development milestones stated in the CKD Agreement.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the year ended December 31, 2015, the Company met the milestone criteria, as set forth in the CKD Agreement, for the completion of both a Phase 1b trial of Oral CR845 in the United States and a Phase 2 trial of CR845 in uremic pruritus patients in the United States. Both milestones were considered to be substantive and, therefore, the total amount of the milestone payments earned, $626 (net of South Korean withholding tax of $124), was recognized as milestone revenue upon achievement of the milestones, of which $417 (net of South Korean withholding tax of $83) was due to the Company as of December 31, 2015. The next potential milestone that the Company could be entitled to receive under the CKD Agreement will be a clinical development milestone for the listing in the South Korean National Health Insurance Program of I.V. CR845 for pain. If achieved, this milestone will result in a payment of $500, before South Korean withholding taxes, being due to the Company.

Maruishi Pharmaceutical Co., Ltd

In April 2013, the Company entered into a license agreement with Maruishi, or the Maruishi Agreement, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing CR845 for acute pain and uremic pruritus in Japan. Under the Maruishi Agreement, the Company and Maruishi are required to use commercially reasonable efforts, at their own expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, the Company provided Maruishi specific clinical development services for CR845 used in Maruishi’s field of use.

Under the terms of the agreement, the Company received an upfront non-refundable, non-creditable license fee of $15,000. As indicated in Note 2, Summary of Significant Accounting Policies – Revenue Recognition, the Company accounts for arrangements of this type under ASC 605-25, Revenue Recognition - Multiple Element Arrangements. The Company has identified two deliverables under this guidance: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use. The Company has determined that the license has standalone value because Maruishi has the right to sublicense and manufacture CR845 in Japan. The second deliverable is the R&D services, which also have standalone value as similar services are sold separately by other vendors. Since both license and R&D services separability criteria have been met, they are being accounted for as separate units of accounting from the outset of the arrangement.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During June 2014, Maruishi completed a Phase 1 clinical trial in Japan related to CR845 in acute post-operative pain, which constituted achievement of one of the milestones specified in the license agreement and was considered not to be substantive. Accordingly, the Company allocated the non-refundable payment of $480, net of a contractual foreign currency exchange adjustment of $20, to the two deliverables in the same proportion as the initial upfront payment had been allocated. The portion of the payment allocated to the previously delivered license deliverable ($302) was recognized as license revenue entirely at the time of achievement of the milestone. A portion of the payment allocated to the R&D services deliverable ($88) was recognized as collaborative revenue at the time of achievement of the milestone to the extent of R&D services provided through that date and the remainder ($90) was deferred and was recognized as collaborative revenue through July 2015, which was the period during which the Company provided R&D services to Maruishi.

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

Once the Company had title to the CR845 and had delivered it to Maruishi, prepaid expense related to that CR845 was reduced with an offset to R&D expense. At that time, Maruishi reimbursed the Company for its external and internal costs for purchasing CR845 and processing the sale to Maruishi and the Company recognized clinical compound revenue for the reimbursement amount. During the years ended December 31, 2016, 2015 and 2014, the Company recognized clinical compound revenue of $86, $0 and $674, respectively. Deposits received from Maruishi prior to delivery of CR845 were recorded as deferred revenue.

The Company is also eligible to receive tiered, low double digit royalties with respect to any sales of the licensed product sold in Japan by Maruishi. Additionally, the Company can receive sublicense fees (subject to certain credits for milestone payments already made) if Maruishi enters into a sublicense agreement regarding the product candidates.

Also, in conjunction with entering into this arrangement, Maruishi purchased 2,105,263 shares of Junior A convertible preferred stock of the Company pursuant to a stock purchase agreement for a purchase price of $3.80 per share, for total consideration of $8,000. These shares were recorded at their fair value of $7,663 or $3.64 per share. As a result, the premium of $337 was allocated to the arrangement consideration (see above). In connection with the Company’s IPO in 2014, all shares of Junior A convertible preferred stock were automatically converted into 842,105 shares of the Company’s common stock (see Note 11, Stockholders’ Equity, above).

The Company incurred R&D expense related to the Maruishi Agreement of $0, $1,583 (consisting of clinical trial costs related to the R&D services deliverable) and $3,558 (consisting of $3,000 of clinical trial costs related to the R&D services deliverable and $558 related to the cost of clinical compound sold to Maruishi) during years ended December 31, 2016, 2015 and 2014, respectively.

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to Stock Awards under the 2014 Plan was 1,600,000 shares. Additionally, the number of shares of the Company’s common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2016 and January 1, 2017, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the Company’s 2014 Equity Incentive Plan automatically increased to 3,101,707 and 3,920,613, respectively. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, or the 2004 Plan, as amended, was adopted by the Company’s Board of Directors and stockholders. Under the 2004 Plan, the Company has granted stock options to selected officers, employees and consultants of the Company. The Company’s Board of Directors administers the 2004 Plan. Options granted under the 2004 Plan have a maximum term of ten years. Options issued generally vest 25% on the first anniversary date of grant and the balance ratably over the next 36 months. Following the effectiveness of the 2014 Plan in January 2014, no additional options or restricted share awards were granted under the 2004 Plan. As of September 30, 2014, the 2004 Plan has expired and no further grants of stock options or restricted stock are allowed.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants as of and for the year ended December 31, 2016 is as follows:

		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at December 31, 2015	1,658,408	$10.27
Granted	1,078,000	6.55
Exercised	(42,000)	2.93
Expired	(32,499)	11.03
Forfeited	(113,501)	11.52

Outstanding at December 31, 2016	2,548,408	$8.75	$4,144

Weighted average remaining contractual life as of December 31, 2016 (yrs)	8.18

Options exercisable at December 31, 2016	1,007,334	$9.26	$1,461

Weighted average remaining contractual life as of December 31, 2016 (yrs)	6.96

Options vested and expected to vest at December 31, 2016	2,417,327	$8.76	$3,929

Weighted average remaining contractual life as of December 31, 2016 (yrs)	8.11

The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $3,589, $2,489 and $393, respectively. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $126, $1,748 and $2,055, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company granted 1,078,000, 774,000 and 884,000 stock options, respectively, to employees, non-employee members of the Board of Directors or non-employee consultants. The fair values of the stock options granted to those groups were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies - Stock-Based Compensation):

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.19% - 1.93%	1.43% - 1.89%	1.64% - 2.72%
Expected volatility	67.8% - 77.8%	64.0% - 67.4%	64.9% - 71.3%
Expected dividend yield	0%	0%	0%
Expected life of employee and Board of Directors’ options (in years)	6.25	6.25	6.25
Expected life of non-employee options (in years)	10	10	10

The weighted average grant date fair value of options granted to employees, non-employee members of the Board of Directors for their Board service and non-employee consultants during the years ended December 31, 2016, 2015 and 2014 was $4.28, $7.17 and $7.09, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

At the end of each fiscal quarter during the years ended December 31, 2016, 2015 and 2014, the Company used the Black-Scholes option valuation model with the following ranges of assumptions to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505-50:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.35% - 2.38%	1.81% - 2.15%	1.96% - 2.72%
Expected volatility	70.8% - 75.5%	70.6% - 72.2%	69% - 71%
Expected dividend yield	0%	0%	0%
Expected life of non-employee options (in years)	7.08 - 9.60	8.1 - 8.8	6 - 10

Under ASC 505-50, upon re-measurement of each award, income or expense is recognized during its vesting term.

The weighted average fair value of outstanding options that had been granted to nonemployee consultants, as re-measured during the vesting period of each tranche during the years ended December 31, 2016, 2015 and 2014 was $4.81, $10.05 and $10.77, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense in the accompanying Statements of Comprehensive Loss relating to stock options, as follows:

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,301	$1,073	$349
General and administrative	1,499	1,441	1,022

Total stock option expense	$2,800	$2,514	$1,371

As of December 31, 2016, the total compensation expense relating to unvested options granted to employees, non-employee members of the Board of Directors and non-employee consultants that had not yet been recognized was $7,815, which is expected to be realized over a weighted average period of 2.79 years. The Company will issue shares upon exercise of options from common stock reserved.

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2016, 2015 and 2014.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

15. Income Taxes

The Company’s benefit from income taxes is as follows:

	December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	(468)	(397)	(201)

	(468)	(397)	(201)

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Benefit from income taxes	$(468)	$(397)	$(201)

The Company’s tax benefits relate to state R&D tax credits exchanged for cash. The State of Connecticut provides companies with the opportunity to exchange certain R&D credit carryforwards for cash in exchange for foregoing the carryforward of the R&D credit. The program provides for such exchange of the R&D credits at a rate of 65% of the annual R&D credit, as defined.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2016	2015	2014
Income taxes using U.S. federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.44%	5.95%	5.23%
Impact of R&D tax credit on effective tax rate	3.24%	3.14%	3.03%
Stock option shortfalls and cancellations	-0.07%	-0.03%	-0.69%
Permanent items and other	-0.64%	-0.41%	-0.57%
Change in valuation allowance	-41.17%	-41.07%	-39.88%

	0.81%	1.58%	1.12%

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2016	2015
Net operating loss carryforwards	$57,887	$36,217
Federal and state tax credits	6,221	4,315
Accelerated depreciation	259	1,206
Stock-based compensation expense	1,783	1,106
Other	641	189

	66,791	43,033
Valuation allowance	(66,791)	(43,033)

Net deferred tax asset	$—	$—

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2016 and 2015 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2016 and 2015 was $23,758 and $10,317, respectively.

The Company has a tax benefit of approximately $840 related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options. Pursuant to ASC 718, the benefit cannot be recognized and recorded to additional paid-in-capital as of December 31, 2016 since the benefit did not result in a reduction of taxes payable. However, in the first quarter of 2017 when ASU 2016-09 becomes effective, the tax benefit related to the exercise of stock options will be recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

During 2016, the Internal Revenue Service’s examination of the Company’s 2014 U.S. federal tax return completed with no adjustments proposed.

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $151,583 and $145,222, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The losses may also be subject to limitation pursuant to Internal Revenue Code section 382. The Company also had federal and state R&D tax credit carryforwards of approximately $5,480 and $810, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the net operating loss and research credit carryforwards, tax years 2006 through 2016 remain open to U.S. federal and state tax examinations.

16. Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, Earnings per Share (see Note 2, Significant Accounting Policies – Income (Loss) per Share).

The denominators used in the net loss per share computations are as follows:

	Year Ended December 31,
	2016	2015	2014
Basic:
Weighted average shares outstanding	27,279,008	24,620,372	20,965,935

Diluted:
Weighted average shares outstanding - Basic	27,279,008	24,620,372	20,965,935
Common stock options *	—	—	—

Demoninator for diluted net loss per share	27,279,008	24,620,372	20,965,935

*	No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Basic and diluted net loss per share are computed as follows:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(57,280)	$(24,690)	$(17,745)
Weighted-average common shares outstanding:
Basic and Diluted	27,279,008	24,620,372	20,965,935
Net loss per share:
Basic and Diluted	$(2.10)	$(1.00)	$(0.85)

As of December 31, 2016, and 2015, 2,548,408 and 1,658,408 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

17. Related Party Transactions

The Company is party to a consulting agreement with a founder and a common stockholder of the Company who provides scientific advisory services. Total expenses under this agreement were $154, $164 and $169 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in accounts payable and accrued expenses as of December 31, 2015 was $21 for amounts due to this stockholder.

18. Employee Benefit Plan

In February 2006, the Company adopted a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan after three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the quarter on or after the day all age and service requirements have been met. The plan allows the Company to match employee contributions; however, there were no matching contributions paid through December 31, 2014. Effective January 1, 2015, all eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the years ended December 31, 2016 and 2015, employer contributions to the plan were $118 and $80, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

19. Commitments and Contingencies

Contractual obligations and commitments as of December 31, 2016, comprising future minimum lease payments under the Company’s Stamford and Shelton leases, were as follows:

	Payment Due for the Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Stamford operating lease	$875	$1,093	$1,217	$1,241	$1,266	$2,383	$8,075
Shelton operating lease	740	—	—	—	—	—	740

	$1,615	$1,093	$1,217	$1,241	$1,266	$2,383	$8,815

Stamford Operating Lease

In December 2015, the Company entered into a lease agreement, or the Stamford Lease, with Four Stamford Plaza Owner LLC, or the Landlord, for office space in Stamford, Connecticut, or the Premises, for the purpose of relocating its headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in November 2023. The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company began to make rental payments from the Commencement Date. The Company records monthly rent expense on a straight-line basis from March 2016, upon taking possession of the Premises, through October 2023. As of December 31, 2016, the balance of deferred lease obligation, representing the difference between cash rent paid and straight-line rent expense, was $583. The Stamford Lease is renewable for one five-year term.

As of December 31, 2016, the Stamford landlord had made tenant improvements of approximately $1,094 to the leased premises. Such amount was included in Property and equipment, net and in Deferred lease obligation on the Company’s Balance Sheet on the Commencement Date. The portion of Deferred lease obligation that is related to tenant improvements is being amortized as a reduction to rent expense over the same term as rent expense. During the year ended December 31, 2016, the Company amortized $107 of Deferred lease obligation related to tenant improvements.

Total rent expense under the Stamford operating lease was $797 for the year ended December 31, 2016.

In connection with the signing of the Stamford Lease, the Company entered into a standby letter of credit agreement for $769, which serves as a security deposit for the Premises. The standby letter of credit expires on December 16, 2016 and is automatically renewed annually through November 2023. This standby letter of credit is secured with restricted cash in a money market account (refer to Note 7, Restricted Cash).

Shelton Operating Lease

In May 2016, the Company relocated its headquarters to Stamford, Connecticut and vacated its former operating facility in Shelton, Connecticut, although the Company continues to lease its former Shelton operating facility under an operating lease which commenced in 2007 and terminates on October 13, 2017.

The Shelton lease agreement, as amended, requires monthly lease payments through its term. The Company recorded monthly rent expense associated with the Shelton lease on a straight-line basis from inception of the lease through May 2016. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of May 2016, the Company recorded rent expense, within R&D expense and General and administrative expense, and accrued a liability of $1,312, which represents the fair value of costs that will continue to be incurred during the remaining term of the Shelton operating lease without

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

economic benefit to the Company. As of December 31, 2016, the carrying amount of the liability of $756, which includes the $740 of minimum rental payments in the table above, together with common area maintenance charges, was included in Accounts payable and accrued expenses on the Company’s Balance Sheet.

A reconciliation of the balances of the accrued Shelton lease cease-use liability for the year ended December 31, 2016 is as follows:

Balance, January 1, 2016	$—
Additional accruals	1,312
Rental payments	(556)

Balance, December 31, 2016	$756

At inception of the Shelton lease, the Company received an incentive allowance from the landlord of $2,127, which was included in Property and equipment, net and Deferred lease obligation on the Company’s Balance Sheets. From inception of the Shelton lease through May 2016, the Company amortized the portion of Deferred lease obligation that is related to the incentive allowance over the same time period as rent expense as a reduction to rent expense. As of December 31, 2015, Deferred lease obligation included $374 of unamortized incentive allowance plus $211 of accrued rent. As of May 2016, when the Company vacated the Shelton facility, the Company wrote off the remaining balance of Deferred lease obligation and related rent expense of $429 related to the Shelton lease.

Total rent expense under the Shelton operating lease was $1,127, $665 and $643 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company accelerated the amortization of the Shelton leasehold improvements from the date of signing of the Stamford lease in December 2015 through the date that the Company vacated the Shelton facility in May 2016. Additional amortization expense as a result of such acceleration amounted to $899 (additional net loss per share of $0.03) for the year ended December 31, 2016 and $67 for the year ended December 31, 2015.

20. Legal Matters

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

21. Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of the years ended December 31, 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of the years ended December 31, 2016 and 2015. The operating results for any period are not necessarily indicative of results for any future periods.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7	$79	$—	$—

Net loss - Basic and Diluted	(10,692)	(13,075)	(11,542)	(21,971)

Loss per share - Basic and Diluted	$(0.39)	$(0.48)	$(0.42)	$(0.81)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$489	$874	$2,440	$—

Net loss - Basic and Diluted	(4,689)	(5,684)	(4,787)	(9,530)

Loss per share - Basic and Diluted	$(0.21)	$(0.25)	$(0.19)	$(0.35)