Form 10-Q
period 2017-09-30
Cara Therapeutics, Inc.
filed 2017-11-02
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 27, 2017 was: 32,608,485.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,792	$12,092
Marketable securities	91,190	46,184
Income tax receivable	705	852
Other receivables	97	87
Prepaid expenses	1,492	1,530
Restricted cash, current	700	700

Total current assets	105,976	61,445
Property and equipment, net	1,302	1,614
Restricted cash	769	769

Total assets	$108,047	$63,828

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,272	$11,533

Total current liabilities	7,272	11,533
Deferred lease obligation	1,701	1,570
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016, zero shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016, 32,608,485 shares and 27,296,863 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	33	27
Additional paid-in capital	305,165	212,866
Accumulated deficit	(206,164)	(162,171)
Accumulated other comprehensive income	40	3

Total stockholders’ equity	99,074	50,725

Total liabilities and stockholders’ equity	$108,047	$63,828

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
License and milestone fees	$—	$—	$530	$—
Collaborative revenue	—	—	313	—
Clinical compound revenue	—	—	68	86

Total revenue	—	—	911	86

Operating expenses:
Research and development	9,151	9,671	36,948	28,976
General and administrative	3,805	2,102	8,877	7,195

Total operating expenses	12,956	11,773	45,825	36,171

Operating loss	(12,956)	(11,773)	(44,914)	(36,085)
Other income	367	176	788	498

Loss before benefit from income taxes	(12,589)	(11,597)	(44,126)	(35,587)
Benefit from income taxes	145	55	178	279

Net loss	$(12,444)	$(11,542)	$(43,948)	$(35,308)

Net loss per share -Basic and Diluted	$(0.38)	$(0.42)	$(1.43)	$(1.29)

Weighted average shares:
Basic and Diluted	32,591,550	27,282,863	30,729,752	27,275,133

Other comprehensive income, net of tax of $0:
Unrealized gains (losses) on available-for-sale marketable securities	53	(21)	37	55

Total comprehensive loss	$(12,391)	$(11,563)	$(43,911)	$(35,253)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	27,254,863	$27	$209,943	$(104,891)	$(35)	$105,044
Stock-based compensation expense	—	—	1,971	—	—	1,971
Shares issued upon exercise of stock options	28,000	—	40	—	—	40
Net loss	—	—	—	(35,308)	—	(35,308)
Other comprehensive income	—	—	—	—	55	55

Balance at September 30, 2016	27,282,863	$27	$211,954	$(140,199)	$20	$71,802

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	27,296,863	$27	$212,866	$(162,171)	$3	$50,725
Sale of common stock in a follow-on public offering ($18.00 per share), net of underwriting discounts and commissions and offering expenses of $5,891	5,117,500	5	86,219	—	—	86,224
Stock-based compensation expense	—	—	4,046	—	—	4,046
Modification of equity awards	—	—	474	—	—	474
Shares issued upon exercise of stock options	194,122	1	1,515	—	—	1,516
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	45	(45)	—	—
Net loss	—	—	—	(43,948)		(43,948)
Other comprehensive income	—	—	—	—	37	37

Balance at September 30, 2017	32,608,485	$33	$305,165	$(206,164)	$40	$99,074

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(43,948)	$(35,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,046	1,971
Modification of equity awards	474	—
Depreciation and amortization	370	1,346
Accretion/amortization on available-for-sale marketable securities	(356)	(183)
Realized gain on sale of available-for-sale marketable securities	(4)	(12)
Realized gain on sale of property and equipment	(41)	—
Deferred rent costs	131	(158)
Changes in operating assets and liabilities:
Income tax receivable	147	(279)
Other receivables	(10)	(35)
Prepaid expenses	38	(3,091)
Accounts payable and accrued expenses	(4,261)	1,556

Net cash used in operating activities	(43,414)	(34,193)

Investing activities
Proceeds from maturities of available-for-sale marketable securities	65,406	59,650
Proceeds from sale of available-for-sale marketable securities	5,730	23,368
Purchases of available-for-sale marketable securities	(115,745)	(57,123)
Change in restricted cash	—	(769)
Purchases of property and equipment	(58)	(648)
Proceeds from sale of property and equipment	41	—

Net cash (used in) provided by investing activities	(44,626)	24,478

Financing activities
Proceeds from sale of common stock in a follow-on public offering, net of issuance costs	86,224	—
Proceeds from the exercise of stock options	1,516	40

Net cash provided by financing activities	87,740	40

Net cash decrease for the period	(300)	(9,675)
Cash and cash equivalents at beginning of period	12,092	15,101

Cash and cash equivalents at end of period	$11,792	$5,426

Noncash investing and financing activities
Tenant improvements paid by landlord	$—	$1,094

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

As of September 30, 2017, the Company has raised aggregate net proceeds of approximately $291,100 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and two follow-on public offerings of common stock, which closed in April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. In addition, the Company received approximately $33,500 under its license agreements for CR845, primarily with Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007 (see Note 10, Collaborations).

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

As of September 30, 2017, the Company had unrestricted cash and cash equivalents and marketable securities of $102,982 and an accumulated deficit of $206,164. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $43,948 and $35,308 and had net cash used in operating activities of $43,414 and $34,193 for the nine months ended September 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, or ASU 2017-09, which clarifies that a change to the terms or conditions of a share-based payment award should be accounted for as a modification only if the fair value, vesting conditions or classification (as equity or liability) of the award changes as a result of the change in terms or conditions. Modification of a share-based payment award may result in the Company recognizing additional compensation expense. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company generally has not modified, and does not expect to frequently modify, the fair value, vesting conditions or classification of its share-based payment awards. As a result, for reporting periods following the adoption of ASU 2017-09, the Company generally does not expect this guidance to have a material effect on its financial position, results of operations or cash flows. However, if and when modifications occur, their effect could be material to the Company’s financial position, results of operations or cash flows (see Note 12, Stock-based Compensation).

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, or ASU 2017-01, that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 also requires a business to include at least an input and one substantive process that together significantly contribute to the ability to create output and removes the evaluation of whether a market participant could replace missing elements. ASU 2017-01 will be applied prospectively and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company does not expect that the adoption of ASU 2017-01 will have a material effect on its financial position, results of operations or cash flows since it has not and does not expect in the future to acquire or dispose of assets for which the fair value is divided among diverse identifiable assets.

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

The Company currently recognizes revenue only from a license agreement with Maruishi, or the Maruishi Agreement, and a license agreement with CKDP, or the CKDP Agreement. Under each of these agreements, the Company has recognized revenue from upfront and milestone payments and may earn additional future milestone payments upon the achievement of defined clinical and regulatory events. The Company has also recognized revenue from a sub-license fee under the Maruishi Agreement. Since all defined milestones will not have been achieved and the related revenue will not have been recognized under current GAAP as of the date of adoption of ASU 2014-09, those contracts will be included within the scope of ASU 2014-09.

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

3. Available-for-Sale Marketable Securities

As of September 30, 2017 and December 31, 2016, the Company’s available-for-sale marketable securities consisted of a money market fund and debt securities issued by U.S. government-sponsored entities and by investment grade institutions. In addition, as of December 31, 2016, the Company’s available-for-sale marketable securities included U.S. Treasury securities.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2017 and December 31, 2016:

As of September 30, 2017

		Gross Unrealized		Estimated Fair Value
Type of Security	Amortized Cost	Gains	Losses
Money market funds	$42,826	$49	$—	$42,875
U.S. government agency obligations	7,800	1	(1)	7,800
Corporate bonds	19,368	—	(5)	19,363
Commercial paper	21,156	—	(4)	21,152

Total available-for-sale marketable securities	$91,150	$50	$(10)	$91,190

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

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2017, the Company’s marketable debt securities mature at various dates through June 2018. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for-sale marketable securities.

	As of September 30, 2017		As of December 31, 2016
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$48,324	$48,315	$37,913	$37,908

During the nine months ended September 30, 2017, the Company sold shares of two investments in commercial paper before their respective maturity dates and shares in a money market fund with a total fair value of $5,730 that were all classified as available-for-sale marketable securities. The cost of the shares of commercial paper and the money market fund that were sold was determined by specific identification. The sales of the investments in commercial paper as well as the sale of the shares of the money market fund each resulted in realized gains, totaling $4.

The following tables show the fair value of the Company’s available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

As of September 30, 2017

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$3,498	$(1)	$—	$—	$3,498	$(1)
Corporate bonds	18,016	(5)	—	—	18,016	(5)
Commercial paper	8,193	(4)	—	—	8,193	(4)

Total	$29,707	$(10)	$—	$—	$29,707	$(10)

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

As of September 30, 2017 and December 31, 2016, the Company held a total of 17 out of 28 positions and 18 out of 34 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of September 30, 2017 and December 31, 2016. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the nine months ended September 30, 2017 and September 30, 2016.

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$3

Other comprehensive income before reclassifications	41
Amount reclassified from accumulated other comprehensive income	(4)

Net current period other comprehensive income	37

Balance, September 30, 2017	$40

Balance, December 31, 2015	$(35)

Other comprehensive income before reclassifications	67
Amount reclassified from accumulated other comprehensive income	(12)

Net current period other comprehensive income	55

Balance, September 30, 2016	$20

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
Component of AOCI	2017	2016	2017	2016	Statements of Operations
Unrealized gains on available-for-sale marketable securities	$—	$12	$4	$12	Other income
	—	—	—	—	Benefit from income taxes

	$—	$12	$4	$12

The amount reclassified out of AOCI into net loss was determined by specific identification.

5. Fair Value Measurements

As of September 30, 2017 and December 31, 2016, the Company’s financial instruments consisted of cash and cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

Valuation Techniques – Level 2 Inputs

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2017 or December 31, 2016.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

Fair value measurement as of September 30, 2017

Financial assets		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market fund and checking accounts	$11,792	$11,792	$—	$—
Available-for-sale marketable securities:
Money market fund	42,875	—	42,875	—
U.S. government agency obligations	7,800	—	7,800	—
Corporate bonds	19,363	—	19,363	—
Commercial paper	21,152	—	21,152	—
Restricted cash:
Commercial money market account	1,469	1,469	—	—

Total financial assets	$104,451	$13,261	$91,190	$—

Fair value measurement as of December 31, 2016:

Financial assets		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market fund and checking accounts	$12,092	$12,092	$—	$—
Available-for-sale marketable securities:
Money market fund	8,276	—	8,276	—
U.S. Treasury securities	2,522	—	2,522	—
U.S. government agency obligations	3,502	—	3,502	—
Corporate bonds	16,677	—	16,677	—
Commercial paper	15,207	—	15,207	—
Restricted cash:
Commercial money market account	1,469	1,469	—	—

Total financial assets	$59,745	$13,561	$46,184	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the nine months ended September 30, 2017 or 2016. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the nine months ended September 30, 2017 or 2016.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

6. Restricted Cash

The Company is required to maintain stand-by letters of credit as security deposits under each of its leases, one for its former operating facility in Shelton, Connecticut and the other for its office space in Stamford, Connecticut (refer to Note 14, Commitments and Contingencies). The fair value of each letter of credit approximates its contract value. In each case, the Company’s bank requires the Company to maintain restricted cash balances to serve as collateral for the letter of credit issued to the respective landlords by the bank. As of September 30, 2017, the restricted cash balances for the Shelton lease and the Stamford lease were both invested in a commercial money market account.

The restricted cash balance for the Shelton lease remains at $700 through the end of the lease term. For the Stamford lease, the letter of credit balance remains at $769 through May 2019 and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in November 2023. The reduction in the balance of the letter of credit for the Stamford lease is contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. As of September 30, 2017 and December 31, 2016, the Company had $700 of restricted cash related to the Shelton lease in current assets and $769 of restricted cash related to the Stamford lease in long-term assets.

7. Prepaid expenses

As of September 30, 2017, prepaid expenses were $1,492, consisting of $984 of prepaid R&D clinical costs, $346 of prepaid insurance and $162 of other prepaid costs. As of December 31, 2016, prepaid expenses were $1,530 consisting of $1,256 of prepaid R&D clinical costs, $112 of prepaid insurance and $162 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Accounts payable	$1,187	$4,738
Accrued research projects	3,758	4,352
Accrued professional fees	473	163
Accrued compensation and benefits	1,496	1,514
Accrued other	358	766

Total	$7,272	$11,533

9. Stockholders’ Equity

On March 30, 2017, the Company entered into an underwriting agreement with Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of up to 5,117,500 shares of its common stock, including 667,500 shares of common stock the underwriters had the option to purchase, at a public offering price of $18.00 per share, or the Offering. The Offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-216657), filed with the SEC on March 13, 2017 and declared effective on March 24, 2017, and a related prospectus supplement dated March 30, 2017, which was filed with the SEC on March 31, 2017.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

10. Collaborations

Maruishi Pharmaceutical Co., Ltd.

In April 2013, the Company entered into the Maruishi Agreement under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing CR845 for acute pain and uremic pruritus in Japan. Maruishi has the right to grant sub-licenses in Japan, which entitles the Company to receive sub-license fees, net of prior payments made by Maruishi to the Company. Under the Maruishi Agreement, the Company and Maruishi are required to use commercially reasonable efforts, at their own expense, to develop, obtain regulatory approval for and commercialize CR845 in the United States and Japan, respectively. In addition, the Company provided Maruishi specific clinical development services for CR845 in Maruishi’s field of use.

At inception of the Maruishi Agreement, the Company identified two deliverables under ASC 605-25: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use, both of which were determined to have standalone value and have been accounted for as separate units of accounting from the outset of the arrangement.

In March 2017, Maruishi entered into a sub-license agreement with Kissei Pharmaceutical Co. Ltd. for the development and sales/marketing of CR845 (called MR13A9 by Maruishi) for the treatment of uremic pruritus in dialysis patients in Japan. Consequently, during the nine months ended September 30, 2017, the Company recognized revenue of $843 related to the sub-license fee. The Company allocated the amount of the sub-license fee to each of the two identified deliverables in the same proportion as the upfront license fee that the Company received at inception of the Maruishi Agreement. Accordingly, $530 was recognized as license and milestone fees revenue and $313 was recognized as collaborative revenue.

The Company recognized $68 and $86 of clinical compound revenue during the nine months ended September 30, 2017 and 2016, respectively, from the sale of clinical compound to Maruishi but did not recognize any clinical compound revenue during the three months ended September 30, 2017 or 2016.

The Company incurred $61 and $78 of R&D expense during the nine months ended September 30, 2017 and 2016, respectively, consisting of cost of clinical compound but did not recognize any R&D expense related to the Maruishi Agreement during the three months ended September 30, 2017 and 2016.

11. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options, which are included using the treasury stock method when dilutive. For the three and nine months ended September 30, 2017 and 2016, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods. The denominators for the three and nine months ended September 30, 2017 reflect the issuance of 5,117,500 common shares in the Offering on April 5, 2017, on a weighted-average basis (see Note 9, Stockholders’ Equity, above).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Weighted average common shares outstanding	32,591,550	27,282,863	30,729,752	27,275,133

Diluted:
Weighted average common shares outstanding -Basic	32,591,550	27,282,863	30,729,752	27,275,133
Common stock options*	—	—	—	—

Denominator for diluted net loss per share	32,591,550	27,282,863	30,729,752	27,275,133

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(12,444)	$(11,542)	$(43,948)	$(35,308)

Weighted-average common shares outstanding:
Basic and Diluted	32,591,550	27,282,863	30,729,752	27,275,133

Net loss per share, Basic and Diluted	$(0.38)	$(0.42)	$(1.43)	$(1.29)

As of September 30, 2017 and 2016, 3,492,786 and 2,299,117 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

12. Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights,

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator. Initial grants of Stock Awards made to employees and non-employee consultants generally vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. However, as of January 1, 2016, subsequent grants of Stock Awards made to employees and non-employee consultants vest monthly over a period of four years from the grant date. Stock options initially granted to members of the Company’s Board of Directors vest on the date of the Annual Meeting of Stockholders at which their initial term expires based on the class of Director. Subsequent grants to Directors that are made automatically at Annual Meetings of Stockholders vest fully on the first anniversary of the date of grant. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and will continue to increase on January 1 of each year through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2017, the aggregate number of shares of common stock that may be issued pursuant to Stock Awards under the 2014 Plan automatically increased from 3,101,707 to 3,920,613. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Under the 2014 Plan, the Company granted 415,000 and 1,253,500 stock options during the three and nine months ended September 30, 2017, respectively, and 75,000 and 797,000 stock options during the three and nine months ended September 30, 2016, respectively. The fair values of stock options granted during the three and nine months ended September 30, 2017 and 2016 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.87% - 1.97%	1.19%	1.85% - 2.57%	1.19% - 1.79%
Expected volatility	81.4% - 81.7%	71.9%	75.3% - 83.3%	67.8% - 72.6%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of nonemployee options (in years)	—	—	10	10

The weighted-average grant date fair value of options granted to employees, non-employee members of the Company’s Board of Directors for their Board service and non-employee consultants during the three and nine months ended September 30, 2017 was $10.00 and $11.61, respectively, and during the three and nine months ended September 30, 2016 was $3.92 and $3.81, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2017 and 2016, the Company used the Black-Scholes option valuation model with the following assumptions to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505-50:

	As of September 30,
	2017	2016
Risk-free interest rate	1.28% -2.28%	1.35% - 1.56%
Expected volatility	75.2% - 84.0%	73.9% - 74.6%
Expected dividend yield	0%	0%
Expected life of non-employee options (in years)	0.88 - 9.44	7.33 - 9.60

The weighted-average fair value of outstanding options that had been granted to nonemployee consultants, as re-measured during the vesting period of each tranche in accordance with ASC 505-50, was $8.31 and $5.75 as of September 30, 2017 and 2016, respectively.

On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (see Note 2, Basis of Presentation—Recently Adopted Accounting Pronouncements). On the date of adoption of ASU 2016-09, the Company began to account for forfeitures of unvested stock options as they occur rather than estimate forfeiture rates that were applied to unvested stock option awards, as under the previous accounting guidance. Accordingly, on the date of adoption, the Company recorded a cumulative-effect adjustment to stockholders’ equity of $45 for all stock option awards that were unvested as of that date.

During the three and nine months ended September 30, 2017 and 2016, the Company recognized compensation expense relating to stock options, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$619	$375	$1,784	$867
General and administrative	1,475	402	2,736	1,104

Total stock option expense	$2,094	$777	$4,520	$1,971

In connection with the retirement of the Company’s former Chief Financial Officer, effective August 15, 2017, or the Modification Date, the Company modified the terms of the former Chief Financial Officer’s outstanding Stock Awards to: (1) accelerate 50% of the 98,771 unvested shares underlying his outstanding Stock Awards immediately as of the Modification Date, and specify that the remainder will vest monthly through the date of termination of his continuous service to the Company and (2) extend the period during which his outstanding Stock Awards for an aggregate of 183,000 shares may be exercised through the six-month anniversary of the date of termination of his continuous service to the Company. As of the Modification Date, Company entered into a consulting agreement with the former Chief Financial Officer under which he will provide continuous service to the Company by assisting with the transition of his role to the Company’s Chief Financial Officer. Pursuant to the terms of the 2014 Plan and his outstanding Stock Awards, such Stock Awards will continue to vest under their original vesting conditions as long as he provides continuous service to the Company (including as a consultant). The initial term of his consulting agreement will end on February 15, 2018, with month-to-month renewals thereafter at the Company’s option.

The Company determined that the acceleration of vesting for Stock Awards that would have vested based on their original vesting terms through the term of the consulting services was a Type 1 modification pursuant to ASC 718, Compensation-Stock Compensation because those Stock Awards would have vested whether or not the vesting of those Stock Awards had been accelerated. However, acceleration of vesting for the remaining Stock Awards was a Type 3 modification pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the last day that the former Chief Financial Officer provides continuous service as a consultant.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

On the Modification Date, the Company recognized $474 of compensation expense, which is included in General and administrative expense in the table above, for the three and nine months ended September 30, 2017, with respect to these modifications. In addition, the Company expects to recognize compensation expense totaling $92 on a straight-line basis during the term of his continuous service to the Company and will mark to market the fair value of those Stock Awards in accordance with ASC 505-50 and will recognize compensation expense accordingly during that period.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	2,548,408	$8.75
Granted	1,253,500	16.40
Exercised	(194,122)	7.81
Forfeited	(115,000)	7.74

Outstanding, September 30, 2017	3,492,786	11.58

Options exercisable, September 30, 2017	1,366,118	$9.86

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the nine months ended September 30, 2017 and 2016.

13. Income Taxes

For the three months ended September 30, 2017 and 2016, pre-tax losses were $12,589 and $11,597, respectively, and for the nine months ended September 30, 2017 and 2016, pre-tax losses were $44,126 and $35,587, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2017 and December 31, 2016. Upon adoption of ASU 2016-09 on January 1, 2017, the tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $145 and $55 for the three months ended September 30, 2017 and 2016, respectively, and $178 and $279 for the nine months ended September 30, 2017 and 2016, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

14. Commitments and Contingencies

Contractual obligations and commitments as of September 30, 2017, consisting of future minimum lease payments under the Company’s Stamford and Shelton leases, were as follows:

	Payment Due for the Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Stamford operating lease	$294	$1,093	$1,217	$1,241	$1,266	$2,348	$7,459
Shelton operating lease	129	—	—	—	—	—	129

	$423	$1,093	$1,217	$1,241	$1,266	$2,348	$7,588

Stamford Operating Lease

In December 2015, the Company entered into a lease agreement, or the Stamford Lease, with Four Stamford Plaza Owner LLC, or the Landlord, for office space in Stamford, Connecticut, or the Premises, for the purpose of relocating its headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in November 2023. The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company began to make rental payments from the Commencement Date. The Company records monthly rent expense on a straight-line basis from March 2016, upon taking possession of the Premises, through October 2023. As of September 30, 2017 and December 31, 2016, the balance of deferred lease obligation, representing the difference between cash rent paid and straight-line rent expense, was $823 and $583, respectively. The Stamford Lease is renewable for one five-year term.

As of the Commencement Date, the Stamford landlord had made tenant improvements of approximately $1,094 to the leased premises. Such amount was included in Property and equipment, net and in Deferred lease obligation on the Company’s Balance Sheet on that date. The portion of Deferred lease obligation that is related to tenant improvements is being amortized as a reduction to rent expense over the same term as rent expense. As of September 30, 2017 and December 31, 2016, the balance of Deferred lease obligation related to tenant improvements was $878 and $987, respectively.

In connection with the signing of the Stamford Lease, the Company entered into a standby letter of credit agreement, which serves as a security deposit for the Premises. The standby letter of credit is automatically renewed annually through November 2023. This standby letter of credit is secured with restricted cash in a money market account (refer to Note 6, Restricted Cash).

Shelton Operating Lease

In May 2016, the Company relocated its headquarters to Stamford, Connecticut and vacated its former operating facility in Shelton, Connecticut, although the Company continues to lease its former Shelton operating facility under an operating lease, or the Shelton Lease, which commenced in 2007 and has a termination date of October 13, 2017, with month-to-month rental payments due thereafter, if necessary (see below).

The Shelton Lease, requires monthly lease payments through its term. The Company recorded monthly rent expense associated with the Shelton Lease on a straight-line basis from inception of the Shelton Lease through May 2016. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of May 2016, the Company recorded rent expense, within R&D expense and General and administrative expense, and accrued a liability of $1,312, which represents the fair value of costs that will continue to be incurred during the remaining term of the Shelton Lease without economic benefit to the Company. As of September 30, 2017, the carrying amount of the liability of $129, which includes the minimum rental payments in the table above, including additional rent for the period from October 14, 2017 to November 13, 2017, while the leased space is being restored to be returned to the landlord, was included in Accounts payable and accrued expenses on the Company’s Balance Sheet.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A reconciliation of the balances of the accrued Shelton Lease cease-use liability for the three and nine months ended September 30, 2017 and 2016 is as follows:

Three Months Ended September 30,
2017		2016
Balance July 1, 2017	$276	Balance, July 1, 2016	$1,232
Charges	90	Charges	—
Rental payments	(247)	Rental payments	(234)
Interest accretion	10	Interest accretion	—

Balance September 30, 2017	$129	Balance September 30, 2016	$998

Nine Months Ended September 30,
2017		2016
Balance, January 1, 2017	$756	Balance January 1, 2016	$—
Charges	90	Charges	1,312
Rental payments	(741)	Rental payments	(314)
Interest accretion	24	Interest accretion	—

Balance September 30, 2017	$129	Balance September 30, 2016	$998

In conjunction with the signing of the Shelton Lease, the Company entered into a standby letter of credit agreement, which expires 60 days after lease termination, as a security deposit for the premises. As of September 30, 2017 and December 31, 2016, the balance of the letter of credit was $700, which is secured with restricted cash (refer to Note 6, Restricted Cash).

The Company accelerated the amortization of the Shelton leasehold improvements from the date of signing of the Stamford Lease in December 2015 through the date that the Company vacated the Shelton facility in May 2016. Additional amortization expense as a result of such acceleration amounted to $899 (additional net loss per share of $0.03) for the nine months ended September 30, 2016.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the success and timing of, and the reporting of results from, our clinical trials, including our clinical trial programs for I.V. CR845 in acute pain and uremic pruritus and Oral CR845 in chronic pain and uremic pruritus;

•	the timing of initiation of our Phase 3 pivotal program for I.V. CR845 in uremic pruritus;

•	our plans to develop and commercialize I.V. CR845, Oral CR845 and our other product candidates;

•	the potential results of ongoing and planned clinical trials and future regulatory and development milestones for our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates, including I.V. and Oral CR845, and the labeling under any approval we may obtain;

•	the anticipated commercial launch of our lead product candidate, I.V. CR845;

•	the potential of future scheduling of I.V. CR845 by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

•	the performance of our current and future collaborators, including Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;

•	the continued service of our key scientific or management personnel;

•	our ability to establish commercialization and marketing capabilities;

•	the rate and degree of market acceptance of any approved products;

•	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;

•	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to obtain funding for our operations;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and

•	the performance of third-party manufacturers and clinical research organizations.

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

Introduction

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pain and pruritus by selectively targeting kappa opioid receptors. We are developing a novel and proprietary class of product candidates, led by CR845, that target the body’s peripheral nervous system and certain immune cells. CR845 was shown to reduce pain intensity in clinical trials of patients with moderate-to-severe pain without inducing many of the undesirable side effects typically associated with currently available pain therapeutics. CR845 has also been shown to alleviate moderate-to-severe pruritus associated with chronic kidney disease, or CKD-aP, in hemodialysis, or HD, patients.

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

Product Development Pipeline

The current status of the development of our product candidates is as follows:

Product Candidate	Primary Indication(s)	Status	Commercialization Rights
I.V. CR845	Acute Postoperative Pain

Phase 3 Adaptive Clinical Trial Program.

•    Interim conditional power analysis completed. Phase 3 trial continuing.

•    Completion of enrollment of up to 450 patients expected by year end 2017 or early 2018.

Cara (Worldwide, other than Japan and South Korea) Maruishi (Japan) CKDP (South Korea)

Oral CR845	Chronic Pain	Phase 2b osteoarthritis, or OA, clinical trial completed. Top-line results in patients with OA of the knee or hip released.	Cara (Worldwide, other than South Korea) CKDP (South Korea)

Product Candidate	Primary Indication(s)	Status	Commercialization Rights
I.V. CR845	Pruritus CKD-HD

•    Phase 2/3 two-part Adaptive Clinical Trial Program in hemodialysis patients with CKD-aP. Top-line data from Phase 2 trial released. End of Phase 2 meeting with FDA completed.

•    Phase 3 long-term safety study ongoing; initiation of first pivotal Phase 3 efficacy trial expected by the end of 2017.

•    Breakthrough therapy designation granted by FDA in June 2017.

Cara (Worldwide, other than Japan and South Korea) Maruishi (Japan) CKDP (South Korea)

Oral CR845	Pruritus CKD (Stage III -V)

•    Phase 1 safety and PK study in patients with CKD undergoing hemodialysis to define tablet strengths to enable development of an oral tablet formulation for moderate-to-severe CKD-aP complete.

•    Phase 1 trial in patients with Stage III to V CKD (non-hemodialysis) initiated in October 2017.

Cara (Worldwide, other than Japan and South Korea) Maruishi (Japan) CKDP (South Korea)

Oral CR845	Pruritus CLD	• Submission of IND Application for symptomatic relief of chronic liver disease-associated pruritus expected in the fourth quarter of 2017.	Cara (Worldwide, other than South Korea) CKDP (South Korea)

CR701	Chronic Pain	Preclinical	Cara (Worldwide)

I.V. CR845 for Treatment of Acute Postoperative Pain

Our product candidate, CR845, is a new chemical entity that is designed to produce pain relief by specifically stimulating kappa opioid receptors outside of the central nervous system. Intravenous, or I.V., CR845, has demonstrated significant pain relief and a favorable safety and tolerability profile in three Phase 2 clinical trials in patients with acute postoperative pain. In addition, in the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of I.V. CR845 in which I.V. CR845 met the trial’s primary endpoint by demonstrating highly statistically significant lower “drug liking” scores as measured by visual analog scale (VAS) Emax (p<0.0001) when compared to the approved Schedule IV opioid, pentazocine. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845 to be the first non-scheduled or low (Schedule V) scheduled peripheral opioid for acute pain.

In September 2015, we initiated our Phase 3 clinical trial program for I.V. CR845 in postoperative pain with the dosing of subjects in an adaptive pivotal trial in patients undergoing a range of abdominal surgeries. This trial is a multi-center, randomized, double-blind, placebo-controlled, parallel-group adaptive design trial with repeated doses of I.V. CR845 or placebo administered both prior to and following abdominal surgery in male and female patients. The trial protocol initially included three dose levels of I.V. CR845 (1.0 ug/kg, 2.0 ug/kg and 5.0 ug/kg), which were compared to placebo with an interim conditional power assessment built in to identify optimal doses to be used to complete the trial.

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

The revised trial is enrolling up to 450 patients within the United States undergoing a range of abdominal surgeries, all of which are associated with moderate-to-severe postoperative pain. The primary efficacy endpoint is the Change in Pain Intensity over the 24-hour postoperative period using a common measurement method known as area under the curve, or AUC, using the patient-reported Numeric Rating Scale, or NRS, score collected at pre-specified time points through 24 hours post-surgery. Postoperative nausea and vomiting is also being evaluated as a secondary efficacy endpoint.

In June 2017, we announced the completion of a prespecified interim conditional power analysis of our adaptive Phase 3 trial of I.V. CR845. Based on the guidance of the IDMC, the trial will continue in accordance with its current protocol, testing two doses of I.V. CR845 (1.0 ug/kg and 0.5 Î¼g/kg I.V.) versus placebo in up to 450 patients undergoing abdominal surgery. The IDMC also reviewed the available safety information, including serum sodium levels, and confirmed that both doses of I.V. CR845 were observed to be well tolerated with no significant changes in the monitored safety parameters. We expect completion of enrollment for this trial by year end 2017 or early 2018.

In addition, in April 2017, we announced summary results from our quantitative Phase 1 trial evaluating respiratory safety of I.V. CR845. Respiratory depression remains the most life-threatening side effect of traditional, centrally acting, opioid analgesics, the most commonly used drug class for current treatment of postoperative pain in the United States. The Phase 1 trial was a randomized, double-blind, placebo-controlled, three-way crossover trial of two doses of I.V. CR845 versus placebo on three measures of respiratory drive in 15 healthy volunteers. Each subject was randomized to one of three treatment sequences and was administered I.V. bolus placebo, I.V. CR845 (1.0 ug/kg) and I.V. CR845 (5.0 ug/kg) on sequential 24-hour periods, with I.V. CR845 (5.0 ug/kg) representing a projected five-fold supra-therapeutic dose. After each administration, and continuing through four hours post-dosing, end-tidal CO2, or ETCO2, oxygen saturation, or SpO2, and respiratory rate were continuously monitored. The primary safety endpoints were: a >10 mmHg sustained (>30 seconds duration) increase in ETCO2 above baseline or to >50 mmHg, and a sustained reduction in SpO2 to <92 percent.

There were no statistically significant differences in any respiratory measures observed between groups throughout the four-hour observation period post-dosing and no individual subject met the threshold for a respiratory safety event. Additionally, all treatment-emergent adverse events were previously reported with CR845 administration and were mild, resolving without intervention. Full data from this study were also presented at the American Society of Anesthesiologists’ annual meeting in Boston in October, 2017.

Oral CR845 for Treatment of Osteoarthritis

We are also developing an oral version of CR845, or Oral CR845, for acute and chronic pain. In August 2015, we advanced the tablet formulation of Oral CR845 into a Phase 2a clinical trial in patients with osteoarthritis, or OA, of the knee or hip. The Phase 2a trial was a single-blind, randomized, multiple ascending dose trial designed to evaluate the safety, pharmacokinetics, or PK, and effectiveness of four tablet strengths (0.25 mg, 0.5 mg, 1.0 mg and 5.0 mg) of Oral CR845 tablets dosed over a two-week treatment period in 80 patients with OA of the knee or hip in the United States experiencing moderate-to-severe pain, defined as >4 on an 11-point NRS at baseline. Patients discontinued current pain medications five days prior to baseline measurements. In December 2015, we announced positive top-line results from this Phase 2a trial. The results showed a dose-related reduction in mean joint pain score after two weeks of treatment (from baseline) ranging from 25% reduction at the lowest dose (0.25 mg) to up to 34% reduction for the highest (5.0 mg) dose. Additionally, a post-hoc analysis also showed that the reduction in pain score in the 5.0 mg dose group was accompanied by a statistically significant reduction in mean rescue medication of approximately 80% (ANOVA: p= 0.02, for 5.0 mg vs lower dose groups). In this trial, all four tablet strengths were observed to be safe and well tolerated.

The results of the Phase 2a trial established therapeutic doses and a dosing regimen for a larger randomized, double-blind, placebo-controlled Phase 2b trial, which was initiated during the third quarter of 2016. The Phase 2b trial was designed to evaluate three tablet strengths of Oral CR845 (1.0 mg, 2.5 mg and 5.0 mg), dosed twice-daily over an eight-week treatment period in 476 patients with OA of the knee or hip experiencing moderate-to-severe pain across the United States. The primary efficacy endpoint was the change from baseline at week eight, with respect to the weekly mean of the daily pain intensity score using an NRS score. Secondary endpoints included overall Patient Global Assessment, or PGA, score, and overall improvement in Western Ontario and McMaster Osteoarthritis Index, or WOMAC, scores, two commonly used patient-reported outcome measures, as well as mean reduction in rescue medication.

In June 2017, we announced top-line results from the Phase 2b trial. The results of the primary efficacy analysis of change from baseline in pain intensity NRS score comparing Oral CR845 (all doses) vs. placebo were not statistically significant across all patients (OA of the knee or hip). However, patients with OA of the hip maintained on the 5.0 mg dose to the end of the eight-week treatment period exhibited a statistically significant 39% reduction in mean joint pain score versus placebo (p=0.043); all patients (OA of the knee or hip) maintained on the 5.0 mg dose to the end of the eight-week treatment period exhibited a 35% reduction in mean joint pain score versus placebo, which did not reach statistical significance (p=0.111). For patients maintained on the 5.0 mg dose, there was a statistically significant increase in the proportion of patients whose OA was “very much improved” or “much improved” as indicated by PGA score in both the total patient group (p <0.005 vs. placebo) and in patients with primary OA of the hip (p<0.006 vs. placebo). The reduction in pain score in the 5.0 mg dose group in hip patients was accompanied by a reduction in mean rescue medication of 41% at week eight versus placebo. Patients maintained on the 1.0 mg and 2.5 mg tablet strengths did not exhibit significant reductions in mean joint pain scores compared to placebo. All tablet strengths were generally well tolerated with no drug-related serious adverse events. For the 5.0 mg dose, the most common adverse events reported at the >5 percent incidence level were dry mouth (6%) and constipation (12%). There were no clinically significant changes in serum sodium levels observed during the eight-week treatment period for any dose group. Full results from this trial will be presented at the American College of Rheumatology’s Annual Meeting to be held on November 3-8, 2017 during the late-breaking abstract poster session.

I.V. CR845 for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

Pruritus, or itch, is associated with certain chronic conditions such as chronic kidney disease, or CKD, as well as with diseases such as atopic dermatitis, eczema, cholestatic liver disease and psoriasis. Based on CR845’s effect on the peripheral nervous system and immune cells as well as CR845’s anti-pruritic potency in preclinical models, we believe CR845 has the potential to treat pruritus across multiple medical conditions.

Uremic pruritus, also known as CKD-associated pruritus, or CKD-aP, is an intractable systemic itch condition with high prevalence in patients with CKD undergoing dialysis for which there are no approved therapeutics in the United States.

In the fourth quarter of 2014, we reported positive top-line dose-ranging PK and safety data from a Phase 1b clinical trial of I.V. CR845 for the treatment of uremic pruritus. In July 2015, we reported positive top-line efficacy results from this trial, in which we observed that I.V. CR845 demonstrated statistically significant reduction in worst itch intensity, the primary endpoint of the trial, as well as statistically significant improvement in quality of life measures, the trial’s secondary endpoint. We also observed I.V. CR845 to have a favorable safety and tolerability profile in the trial.

Based on the results of this trial, during the fourth quarter of 2015 we completed a guidance meeting with the FDA. We incorporated the feedback we received from the FDA in this guidance meeting in the overall design of our Phase 2/3 clinical trial for I.V. CR845 for the treatment of uremic pruritus. In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of I.V. CR845 in dialysis patients suffering from moderate-to-severe uremic pruritus. In March 2017, we announced top-line data from the Phase 2 trial, which was a randomized, double-blind, placebo-controlled trial of three doses of I.V. CR845 (0.5ug/kg, 1.0 ug/kg and 1.5 ug/kg) administered three times per week after dialysis over an eight-week treatment period in 174 patients with moderate-to-severe uremic pruritus.

The primary endpoint of this trial was the change from baseline of the mean worst itching score for week eight measured on a standard NRS for itch. Patients receiving I.V. CR845 experienced a 68% greater reduction from baseline in worst itch scores than those receiving placebo (p<0.0019). The secondary endpoint of this trial focused on quality of life measures associated with pruritus using the Skindex-10 score, a validated self-assessment scale with higher scores indicating worse quality of life. Patients receiving I.V. CR845 experienced a 100% greater reduction from baseline in the average total Skindex-10 score at week eight versus those receiving placebo (p<0.0007). The total average Skindex-10 score reflected statistically significant reductions in each of the three Skindex-10 domains: disease (p<=0.0001), mood/emotional distress (p=0.01) and social functioning (p=0.009).

Overall, I.V. CR845 was observed to be well tolerated over the eight-week treatment period and the unblinded Drug Safety Monitoring Board did not raise any safety concerns during the course of the trial. The most common adverse events were transient paresthesia (i.e., primarily mid-facial tingling or numbness), somnolence and dizziness, as reported in previous clinical studies of I.V. CR845. Full results of this trial will be presented at Kidney Week 2017, the American Society of Nephrology’s Annual Meeting on November 2-4, 2017.

In June 2017, the FDA granted breakthrough therapy designation for I.V. CR845 for the treatment of moderate-to-severe uremic pruritus in patients with CKD undergoing hemodialysis. This regulatory decision was supported primarily by positive top-line results from the Phase 2 clinical trial of I.V. CR845 in patients with uremic pruritus or CKD-aP. Breakthrough therapy designation is granted to expedite the development and review process for new therapies addressing serious or life-threatening conditions, where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

In September 2017, we held an End-of-Phase 2 Meeting with the FDA. We, in consultation with the FDA, have established the key elements of the Phase 3 program to support an NDA for I.V. CR845 for the treatment of moderate-to-severe CKD-aP in patients undergoing hemodialysis. Based on our discussions with the FDA, by the end of 2017 we expect to initiate the first pivotal randomized, double-blind, placebo-controlled Phase 3 trial of 0.5 ug / kg of I.V. CR845 (versus placebo) to be administered three times per week after dialysis over a 12-week treatment period in patients undergoing hemodialysis with moderate-to-severe CKD-aP.

We are also conducting a 52-week Phase 3 safety study of I.V. CR845 in patients undergoing hemodialysis with CKD-aP. The trial is enrolling up to 240 hemodialysis patients with CKD-aP who completed one of our prior Phase 2/3 trials of I.V. CR845 (CR845-CLIN2101 Part A or CR845-CLIN2005 Part B). This open-label trial is evaluating the long-term safety of I.V. CR845 at the dose of 0.5ug/kg, a dose that met both primary and secondary efficacy endpoints (reduction of itch and improved quality of life, respectively) in patients with moderate-to-severe CKD-aP in our prior Phase 2 trials and is the selected dose for the planned Phase 3 pivotal trial.

Oral CR845 for Treatment of Chronic Kidney Disease-Associated Pruritus

We recently completed a Phase 1 safety and PK study of multiple doses of Oral CR845 in patients with CKD undergoing hemodialysis to define tablet strengths to inform our ability to develop an oral tablet formulation for moderate-to-severe uremic pruritus. In July 2017, we announced summary results from this trial. The Phase 1 results showed that all four tablet strengths of Oral CR845 (0.25, 0.5, 1.0 and 2.5 mg) were generally well-tolerated when administered either daily or after each dialysis three times per week. Top-line pharmacokinetic analysis indicated that plasma levels of CR845 attained after oral administration of doses up to 2.5 mg were comparable to or exceeded those attained with clinically efficacious doses of I.V. CR845 for the treatment of moderate-to-severe CKD-aP, in patients undergoing hemodialysis. The plasma levels of CR845 attained after oral administration of the 1.0 mg tablet strength approximated those attained with the 1.0 ug/kg I.V. CR845 dose, which demonstrated significant clinical benefit in our Phase 2/3 trial in patients undergoing hemodialysis with CKD-aP.

The Phase 1 trial was a three-part, randomized, placebo-controlled study to evaluate the safety and pharmacokinetics of Oral CR845 tablets in 90 CKD patients undergoing hemodialysis. In Part A, ascending repeated oral doses of 0.25, 0.5, 1.0 and 2.5 mg were given to four cohorts of patients (n=47) after each dialysis (i.e., three times) over a one-week treatment period. In Part B, ascending repeated oral doses of 0.25, 0.5 and 1.0 mg were given daily to three cohorts of hemodialysis patients (n=36). In Part C, the final crossover phase of the study, patients were administered a single 1.0 mg oral dose of CR845 or a single 1.0 ug/kg I.V. dose of CR845 (n=7) given after hemodialysis with a one-week washout period between treatments to determine the absolute bioavailability of Oral CR845. Parts A and B randomized up to 12 patients per dose group (nine active and three placebo). Part C was conducted as an open-label phase with seven patients receiving active drug.

Overall, the frequency of treatment emergent adverse events, or TEAEs, in Oral CR845-treated patients was similar to the group administered placebo. All TEAEs were generally mild and comparable to those reported in our Phase 2/3 trial after I.V. CR845 administration in CKD-aP patients undergoing hemodialysis. Absolute oral bioavailability of the 1.0 mg tablet strength was determined to be similar in CKD patients undergoing hemodialysis to that obtained in non-CKD patients.

In October 2017, we initiated a Phase 1 trial of Oral CR845 in patients with Stage III to V CKD (non-hemodialysis). The Phase 1 trial is designed to examine the pharmacokinetics and safety of three tablet strengths of Oral CR845 (0.25 mg, 0.5 mg and 1.0 mg), dosed daily over a one-week treatment period in up to 80 patients with stage III-V CKD (non-hemodialysis). Data from this trial will inform dose selection and design of a planned placebo-controlled Phase 2 trial of Oral CR845 in patients with stage III-V CKD (non-hemodialysis), which the Company plans to initiate in the first quarter of 2018.

Oral CR845 for Treatment of Chronic Liver Disease-Associated Pruritus

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

We plan to submit an Investigational New Drug Application for Oral CR845 for symptomatic relief of CLD-aP in the fourth quarter of 2017.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Substantially all of our revenue recognized to date has been generated by upfront, milestone and sub-license payments under the Maruishi Agreement and the CKDP Agreement for CR845, a portion of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased. To date, we have earned a total of $4.3 million in clinical development or regulatory milestone payments and sub-license fees, net of contractual foreign currency adjustments and South Korean withholding taxes, but have not received any royalties, under these collaborations.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2018 will increase over those for 2017. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	Amounts in thousands			Amounts in thousands
License & milestone fees	$—	$—	0%	$530	$—	100%
Collaborative revenue	—	—	0%	313	—	100%
Clinical compound revenue	—	—	0%	68	86	-21%

Total revenue	$—	$—	0%	$911	$86	959%

License and milestone fees revenue

License and milestone fees revenue for the nine months ended September 30, 2017 included $530 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei Pharmaceuticals, Co. Ltd. that was allocated to the license fee deliverable under the Maruishi Agreement. (see Note 10 of Notes to Condensed Financial Statements, Collaborations, in this Quarterly Report on Form 10-Q).

Collaborative revenue

Collaborative revenue for the nine months ended September 30, 2017 included $313 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei Pharmaceuticals, Co. Ltd. that was allocated to the R&D services deliverable under the Maruishi Agreement.

Clinical compound revenue

Clinical compound revenue for the nine months ended September 30, 2017 and 2016 resulted from the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	Amounts in thousands			Amounts in thousands
Direct clinical trial costs	$5,654	$6,974	-19%	$26,400	$19,970	32%
Consultant services in support of clinical trials	476	423	12%	1,387	1,557	-11%
Stock-based compensation	619	375	65%	1,784	867	106%
Depreciation and amortization	105	76	38%	312	739	-58%
Other R&D operating expenses	2,297	1,823	26%	7,065	5,843	21%

Total R&D expense	$9,151	$9,671	-5%	$36,948	$28,976	28%

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $4.5 million, including a decrease of $3.1 million, mainly from the Phase 2b clinical trial of Oral CR845 in OA patients and the Phase 2/3 I.V. CR845 clinical trial in patients with uremic pruritus, a decrease of $0.7 million of CR845 drug manufacturing costs and a decrease of $0.7 million for the cost of toxicology studies. Those decreases were partially offset by increases totaling $3.3 million, mainly from the Phase 2/3 I.V. CR845 adaptive pivotal clinical trial in postoperative pain, the 52-week Phase 3 safety study of I.V. CR845 in hemodialysis patients with CKD-aP, and the Phase 1 safety and pharmacokinetic trial of multiple doses of Oral CR845 in CKD patients undergoing hemodialysis.

The increase in stock-based compensation expense relates primarily to an increase in the number of options outstanding as a result of increased employee headcount. The increase in depreciation and amortization expense reflects an increase in the cost of property and equipment. The increase in other R&D operating expenses was primarily the result of increases in personnel-related costs and in rent expense.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $14.7 million, mainly from the Phase 2/3 I.V. CR845 adaptive pivotal clinical trial in postoperative pain, the Phase 2b clinical trial of Oral CR845 in OA patients, the Phase 1 safety and pharmacokinetic trial of multiple doses of Oral CR845 in CKD patients undergoing hemodialysis, the Phase 2/3 I.V. CR845 clinical trial in patients with uremic pruritus and the 52-week Phase 3 safety study of I.V. CR845 in hemodialysis patients with uremic pruritus. Those costs were partially offset by a decrease of $5.2 million of CR845 drug manufacturing costs and a decrease of $2.7 million for the cost of toxicology studies. The increase in stock-based compensation expense relates primarily to an increase in the number of options outstanding as a result of increased employee headcount and stock option awards granted to non-employee consultants, which are marked to market each quarter, and resulted from an increase in the market price of our common stock. The decrease in depreciation and amortization expense primarily reflects the acceleration of amortization of the leasehold improvements at our Shelton, Connecticut facility related to research and development activities prior to the relocation of our corporate headquarters to Stamford, Connecticut in May 2016. The increase in other R&D operating expenses was primarily the result of an increase in personnel-related costs and costs of travel and conferences related to our clinical trial activities. Those increases were partially offset by a decrease in rent expense, primarily due to the Shelton Lease cease-use liability recorded in the 2016 period.

The following table summarizes our R&D expenses by product candidate for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amounts in thousands		Amounts in thousands
External research and development expenses:
I.V. CR845 - Pain	$2,291	$765	$11,021	$7,141
I.V. CR845 - Pruritus	1,274	2,754	5,640	5,105
Oral CR845 - Pain	1,287	3,800	7,242	9,203
Oral CR845 - Pruritus	1,278	78	3,884	78
Internal research and development expenses	3,021	2,274	9,161	7,449

Total research and development expenses	$9,151	$9,671	$36,948	$28,976

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	Amounts in thousands			Amounts in thousands
Professional fees and public/investor relations	$602	$509	18%	$1,704	$1,584	8%
Stock-based compensation	1,475	402	267%	2,736	1,104	148%
Depreciation and amortization	20	21	-5%	58	607	-90%
Other G&A operating expenses	1,708	1,170	46%	4,379	3,900	12%

Total G&A expense	$3,805	$2,102	81%	$8,877	$7,195	23%

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, the increase in professional fees and public/investor relations expenses was due primarily to an increase in legal fees and accounting and audit fees, which were partially offset by a decrease in consultant costs. The increase in stock-based compensation resulted from increased employee headcount, the acceleration of vesting of outstanding stock option awards, upon the retirement of our former Chief Financial Officer, and stock option awards granted to non-employee consultants, which are marked to market each quarter, and resulted from an increase in the market price of our common stock. The increase in other G&A operating expenses was primarily the result of an increase in personnel-related costs and an increase in rent expense.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, the increase in professional fees and public/investor relations was due primarily to an increase in public/investor relations costs and legal fees, which were partially offset by a decrease in consultant costs, accounting and audit fees and patent costs. The increase in stock-based compensation primarily resulted from increased employee headcount, the acceleration of vesting of outstanding stock option awards, upon the retirement of our former Chief Financial Officer, and stock option awards granted to non-employee consultants, which are marked to market each quarter, and resulted from an increase in the market price of our common stock. The decrease in depreciation and amortization expense reflects the acceleration of amortization of our leasehold improvements at our Shelton, Connecticut facility related to general and administrative activities prior to the relocation of our corporate headquarters in May 2016. The increase in other G&A operating expenses was primarily the result of an increase in personnel-related costs, partially offset by a decrease in rent expense, primarily due to the Shelton Lease cease-use liability recorded in the 2016 period.

Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	Amounts in thousands			Amounts in thousands
Other Income	$367	$176	108%	$788	$498	58%

During the three months ended September 30, 2017 compared to the three months ended September 30, 2016, the increase in other income was primarily due to an increase in dividend and interest income resulting from higher interest rates on a higher average balance of our portfolio of investments in the 2017 period.

During the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, the increase in other income was primarily due to an increase in dividend and interest income resulting from higher interest rates on a slightly lower average balance of our portfolio of investments in the 2017 period.

Benefit from Income Taxes

For the three months ended September 30, 2017 and 2016, pre-tax losses were $12.6 million and $11.6 million, respectively, and we recognized a benefit from income taxes of $145 thousand and $55 thousand, respectively.

For the nine months ended September 30, 2017 and 2016, pre-tax losses were $44.1 million and $35.6 million, respectively, and we recognized a benefit from income taxes of $178 thousand and $279 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at September 30, 2017 and December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2017, we have raised an aggregate of approximately $324.5 million to fund our operations, including (1) net proceeds of $217.7 million from the sale of shares of our common stock in three public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; and (3) payments of $33.5 million under our license agreements, primarily with Maruishi and CKDP, and an earlier product candidate for which development efforts ceased in 2007.

In order to fund future operations, including our planned clinical trials, we filed a shelf registration statement on Form S-3 (File No. 333-216657), which the Securities and Exchange Commission, or SEC, declared effective on March 24, 2017. The shelf registration statement provides for aggregate offerings of up to $250 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under this shelf registration statement include unsold securities that had been registered under our previous shelf registration statement (File No. 333-203072) that was declared effective on May 13, 2015.

On April 5, 2017, we completed a public offering of 5,117,500 shares of our common stock, including 667,500 shares sold upon the full exercise by the underwriters of their option to buy additional shares. The offering was conducted pursuant to the shelf registration statement on Form S-3, which was filed on March 13, 2017 and declared effective by the SEC on March 24, 2017, and a related prospectus supplement dated March 30, 2017, filed with the SEC on March 31, 2017. We received gross proceeds from the offering of approximately $92.1 million, or net proceeds of $86.2 million after deducting the underwriting discounts and commissions and offering expenses paid by us. The proceeds of the offering are being used to fund our clinical and research development activities, including the completion of the Phase 3 program for I.V. CR845 in uremic pruritus, two Phase 3 trials of I.V. CR845 in acute pain and additional trials of Oral CR845 in other diseases associated with pruritus as well as for working capital and general corporate purposes.

We may offer additional securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the use of a shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

As of September 30, 2017, we had $103.0 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which we believe will be sufficient to fund our currently anticipated operating expenses and capital expenditures into 2019, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKDP.

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

The next potential milestone payment that we could be entitled to receive under the CKDP Agreement will be for a clinical development milestone for the completion by us in the United States of a Phase 3 trial of CR845 in uremic pruritus. If achieved, this milestone will result in a payment $750 thousand, before South Korean withholding tax, being due to us.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $43.9 million and $35.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $206.2 million. We expect to continue to incur significant expenses and operating and net losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKDP, the receipt of payments under any future collaborations we may enter into, and our expenditures on other R&D activities.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing required trials for I.V. CR845 in postoperative pain to enable an NDA submission; completing the Phase 3 program for I.V. CR845 in uremic pruritus; and completing additional trials of Oral CR845 in uremic pruritus and other diseases associated with pruritus, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of September 30, 2017 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2019, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKDP. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	Amounts in thousands
Net cash used in operating activities	$(43,414)	$(34,193)
Net cash (used in) provided by investing activities	(44,626)	24,478
Net cash provided by financing activities	87,740	40

Net decrease in cash and cash equivalents	$(300)	$(9,675)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 consisted primarily of a net loss of $43.9 million, and a $4.1 million outflow from net changes in operating assets and liabilities, partially offset by a $4.6 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of a cash outflow of $4.3 million from a decrease in accounts payable and accrued expenses. That cash outflow was partially offset by a cash inflow of $0.2 million due to a decrease in income tax receivable from the State of Connecticut under the Connecticut R&D Tax Credit Exchange Program. Net non-cash charges primarily consisted of $4.5 million of stock-based compensation expense (including $0.5 million related to modification of equity awards) and $0.4 million of depreciation and amortization expense, partially offset by $0.3 million of accretion/amortization on available-for-sale marketable securities.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities for the nine months ended September 30, 2017 primarily included cash outflows of $115.7 million for the purchase of available-for-sale marketable securities, partially offset by cash inflows of $65.4 million from maturities of available-for-sale marketable securities and $5.7 million from the sale of available-for-sale marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2016 primarily included cash inflows of $59.6 million from maturities of available-for-sale marketable securities and $23.4 million from the sale of available-for-sale marketable securities. Those cash inflows were partially offset by cash outflows of $57.1 million from the purchase of available-for-sale marketable securities, $0.6 million of cash paid for purchase of property and equipment at our corporate headquarters in Stamford, Connecticut and $0.8 million of additional restricted cash related to the Stamford Lease.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of proceeds, net of issuance costs, of $86.2 million from our public offering of common stock completed in April 2017 and $1.5 million received from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of proceeds of $40 thousand received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2017 consisted of operating lease obligations in connection with our operating facilities in Shelton, Connecticut and Stamford, Connecticut. See Note 14 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2017, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including a money market fund and investment-grade debt instruments, principally corporate notes, commercial paper and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

Information about our market risks are disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our market risks as of September 30, 2017.

As of September 30, 2017, we had invested $91.2 million of our cash reserves in such marketable securities. Those marketable securities include $48.3 million of investment grade debt instruments with an average interest rate of approximately 1.27% and maturities through June 2018 and $42.9 million of money market funds with an average interest rate of 1.02%. As of December 31, 2016, we had invested $46.2 million of our cash reserves in such marketable securities. Those marketable securities include $37.9 million of investment grade debt instruments with an average interest rate of approximately 1.0% and maturities through August 2017 and $8.3 million of money market funds with an average interest rate of 0.92%.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 10% increase in interest rates as of September 30, 2017 and December 31, 2016 would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. During the nine months ended September 30, 2017, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2016, other than as set forth below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1	Employment Agreement with Mani Mohindru, Ph.D. (3)

31.1	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

101.DEF	XBRL Definition Linkbase Document.

(1)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36279) filed with the Securities and Exchange Commission on August 4, 2017 and incorporated herein by reference.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: November 2, 2017	By	/s/ Derek Chalmers
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By	/s/ Mani Mohindru
Mani Mohindru, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)