Form 10-Q
period 2018-03-31
Cara Therapeutics, Inc.
filed 2018-05-09
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of May 3, 2018 was:  32,699,943.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I –FINANCIAL INFORMATION

`

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,877	$9,388
Marketable securities	62,644	83,181
Income tax receivable	777	731
Other receivables	84	123
Prepaid expenses	3,431	1,635
Total current assets	78,813	95,058
Property and equipment, net	1,053	1,177
Restricted cash	769	769
Total assets	$80,635	$97,004
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,875	$8,506
Total current liabilities	6,875	8,506
Deferred lease obligation	1,657	1,718
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31,2018 and December 31, 2017, zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2018 and December 31, 2017, 32,699,943 shares and 32,662,255 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	33	33
Additional paid-in capital	309,292	307,158
Accumulated deficit	(237,108)	(220,341)
Accumulated other comprehensive loss	(114)	(70)
Total stockholders’ equity	72,103	86,780
Total liabilities and stockholders’ equity	$80,635	$97,004

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
License and milestone fees	$—	$530
Collaborative revenue	—	313
Clinical compound revenue	—	68
Total revenue	—	911
Operating expenses:
Research and development	13,427	20,836
General and administrative	3,697	2,400
Total operating expenses	17,124	23,236
Operating loss	(17,124)	(22,325)
Other income	311	90
Loss before benefit from income taxes	(16,813)	(22,235)
Benefit from income taxes	46	31
Net loss	$(16,767)	$(22,204)
Net loss per share:
Basic and Diluted	$(0.51)	$(0.81)
Weighted average shares:
Basic and Diluted	32,681,661	27,299,678
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(44)	21
Total comprehensive loss	$(16,811)	$(22,183)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Common Stock Subscribed in Follow On Offering		Additional Paid-In	Subscriptions	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity
Balance at December 31, 2016	27,296,863	$27	—	$—	$212,866	$—	$(162,171)	$3	$50,725
Subscription of common stock in a follow-on offering ($18.00 per share), net of underwriting discounts and commissions and offering expenses of $6,127	—	—	5,117,500	5	85,983	(86,518)	—	—	(530)
Stock-based compensation expense	—	—	—	—	1,108	—	—	—	1,108
Shares issued upon exercise of stock options	27,291	—	—	—	149	—	—	—	149
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	45	—	(45)	—	—
Net loss	—	—	—	—	—	—	(22,204)	—	(22,204)
Other comprehensive income	—	—	—	—	—	—	—	21	21
Balance at March 31, 2017	27,324,154	$27	5,117,500	$5	300,151	$(86,518)	$(184,420)	$24	$29,269

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,662,255	$33	$307,158	$(220,341)	$(70)	$86,780
Stock-based compensation expense	—	—	1,871	—	—	1,871
Shares issued upon exercise of stock options	37,688	—	263	—	—	263
Net loss	—	—	—	(16,767)	—	(16,767)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance at March 31, 2018	32,699,943	$33	$309,292	$(237,108)	$(114)	$72,103

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating activities
Net loss	$(16,767)	$(22,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,871	1,108
Depreciation and amortization	125	122
Amortization/accretion of available-for-sale marketable securities	(217)	(4)
Realized loss (gain) on sale of available-for-sale marketable securities	15	(3)
Deferred rent costs	(61)	(52)
Changes in operating assets and liabilities:
Income tax receivable	(46)	294
Other receivables	39	(896)
Prepaid expenses	(1,796)	(449)
Accounts payable and accrued expenses	(1,631)	448
Net cash used in operating activities	(18,468)	(21,636)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	26,650	16,156
Proceeds from sale of available-for-sale marketable securities	10,850	5,030
Purchases of available-for-sale marketable securities	(16,804)	(6,477)
Purchases of property and equipment	(2)	(8)
Net cash provided by investing activities	20,694	14,701
Financing activities
Proceeds from the exercise of stock options	263	149
Net cash provided by financing activities	263	149
Net increase (decrease) in cash, cash equivalents and restricted cash	2,489	(6,786)
Cash, cash equivalents and restricted cash at beginning of period	10,157	13,561
Cash, cash equivalents and restricted cash at end of period	$12,646	$6,775
Noncash investing and financing activities
Subscriptions receivable	$—	$530

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

As of March 31, 2018, the Company has raised aggregate net proceeds of approximately $291,100 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and two follow-on public offerings of common stock, which closed in April 2017 and August 2015, and the issuance of convertible preferred stock and debt prior to the IPO. In addition, the Company received approximately $33,500 under its license agreements for CR845/difelikefalin, primarily with Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007 (see Note 10, Collaborations and Licensing Agreements).

As of March 31, 2018, the Company had unrestricted cash and cash equivalents and marketable securities of $74,521 and an accumulated deficit of $237,108. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $16,767 and $22,204 and had net cash used in operating activities of $18,468 and $21,636 for the three months ended March 31, 2018 and 2017, respectively.

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

2.Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. Certain amounts in the prior year’s condensed financial statements have been reclassified to conform to the current-year presentation due to the adoption of certain accounting standards (see Note 2, Accounting Pronouncements Recently Adopted: ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash). The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data for the year ended December 31, 2017 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except for the recent adoption of new accounting pronouncements as disclosed below.

Accounting Pronouncements Recently Adopted

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20 using the full retrospective method. Under ASC 606, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company has concluded that upon adoption of ASC 606, as amended, there was no impact on its results of operations, financial position or cash flows for any period presented from its only two revenue-related contracts, which were in effect at that time: the CKDP Agreement or the Maruishi Agreement (see Note 10, Collaboration and Licensing Agreements and Note 11, Revenue Recognition).

The Company has entered into agreements to license its intellectual property, or IP, related to CR845/difelikefalin to develop, manufacture and/or commercialize drug products. These agreements typically contain multiple performance obligations, including licenses of IP and R&D services. Payments to the Company under these agreements may include nonrefundable license fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

The Company identifies agreements as contracts that create enforceable rights and obligations when the agreement is approved by the parties, identifies the rights of the parties and the payment terms, has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer. The counterparty is considered to be a customer when it has contracted with the Company to obtain goods and services that are the output of the Company’s ordinary activities (i.e., development of pharmaceutical products) in exchange for consideration.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A performance obligation is a promise to transfer distinct goods or services to a customer. Performance obligations that are both capable of being distinct and distinct within the context of the contract are considered to be separate performance obligations. Performance obligations are capable of being distinct if the counterparty is able to benefit from the good or service on its own or together with other resources that are readily available to it. Performance obligations are distinct within the context of the contract when each performance obligation is separately identifiable from each other; i.e., the Company is not using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer; one or more of the goods or services does not significantly modify or customize one of the other goods or services in the contract; and goods or services are not highly interdependent or not highly interrelated. The determination of whether performance obligations in a contract are distinct may require significant judgment.

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer based on the contract terms at inception of a contract. There is a constraint on inclusion of variable consideration related to licenses of IP, such as milestone payments or sales-based royalty payments, in the transaction price if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future because it is probable that there will be a significant reversal of revenue in the future when the uncertainty is resolved. The determination of whether or not it is probable that a significant reversal of revenue will occur in the future depends on the likelihood and magnitude of the reversal.  Factors that could increase the likelihood or magnitude of a reversal of revenue include (a) the susceptibility of the amount of consideration to factors outside the entity’s influence, such as the outcome of clinical trials, the timing of initiation of clinical trials by the counterparty and the approval of drug product candidates by regulatory agencies, (b) situations in which the uncertainty is not expected to be resolved for a long period of time and (c) level of the Company’s experience in the field. When it becomes probable that events will occur, for which variable consideration was constrained at inception of the contract, the Company allocates the related consideration to the separate performance obligations in the same manner as described below.

At inception of a contract, the Company allocates the transaction price to the distinct performance obligations based upon their relative standalone selling prices. Standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. Since the Company typically does not have such evidence, it estimates standalone selling price so that the amount that is allocated to each performance obligation equals the amount that the Company expects to receive for transferring goods or services. The methods that the Company uses to make such estimates include (1) the adjusted market assessment approach, under which the Company forecasts and analyzes CR845/difelikefalin in the appropriate market, the phase of clinical development as well as considering recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, etc. and (2) the expected cost of satisfying the performance obligations plus a margin, or the expected cost plus a margin approach.

The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring a promised good or service to a customer and the customer obtains control of the good or service. Revenue related to the grant of a license that is a distinct performance obligation and that is deemed to be functional IP is recognized at the point in time that the Company has the right to payment for the license, the customer has legal title to the license and can direct the use of the license (for example, to grant sublicenses), the customer has the significant risks and rewards of ownership of the license and the customer has accepted the asset (license) by signing the license agreement.

Recognition of revenue related to R&D services that are a distinct performance obligation is deferred at inception of a contract and is recognized as those services are performed based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Milestone payments are considered to be variable consideration and are not included in the transaction price at inception of the contract if it is uncertain that the milestone will be achieved. Rather, when it becomes probable that the milestone will be achieved and, therefore, there will not be a significant reversal of revenue in future periods, the respective amount to be earned is included in the transaction price, allocated to the distinct performance obligations based on their relative standalone selling price and recognized as revenue, as described above. Sales milestones and sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur.

Other Accounting Pronouncements Recently Adopted

As of January 1, 2018, the Company adopted ASU, No. 2017-09, Compensation – Stock Compensation (Topic 718) -  Scope of Modification Accounting, or ASU 2017-09, which clarifies that a change to the terms or conditions of a share-based payment award should be accounted for as a modification only if the fair value, vesting conditions or classification (as equity or liability) of the award changes as a result of the change in terms or conditions. Modification of a share-based payment award may result in the Company recognizing additional compensation expense. The Company generally has not modified, and does not expect to frequently modify, the fair value, vesting conditions or classification of its share-based payment awards.  The Company does not expect this guidance to have a material effect on its financial position, results of operations or cash flows. However, if and when modifications occur, their effect could be material to the Company’s financial position, results of operations or cash flows (see Note 13, Stock-based Compensation).

As of January 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, or ASU 2017-01, that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 also requires a business to include at least an input and one substantive process that together significantly contribute to the ability to create output and removes the evaluation of whether a market participant could replace missing elements. ASU 2017-01 will be applied prospectively and the Company does not expect that the adoption of ASU 2017-01 will have a material effect on its financial position, results of operations or cash flows since it has not and does not expect to acquire or dispose of assets for which the fair value is divided among diverse identifiable assets.

As of January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force), or ASU 2016-18, which changes the presentation of the cash flow statement to include amounts generally described as restricted cash or restricted cash equivalents, together with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 also requires additional disclosures concerning the nature of the restrictions on cash and cash equivalents and a reconciliation between amounts of cash, cash equivalents and restricted cash on the balance sheet and statement of cash flows for each period presented. Upon adoption, ASU 2016-18 was applied retrospectively to all periods presented. The Company historically presented changes in restricted cash as an investing activity in the statement of cash flows. Upon adoption of ASU 2016-18, such changes are reflected in the beginning and ending balances of cash, cash equivalents and restricted cash for all periods presented (see Note 6, Restricted Cash).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3.	Available-for-Sale Marketable Securities

As of March 31, 2018 and December 31, 2017, the Company’s available-for-sale marketable securities consisted of money market funds and debt securities issued by the U.S. government-sponsored entities and by investment grade institutions.

The following tables summarize the Company's available-for-sale marketable securities by major type of security as of March 31, 2018 and December 31, 2017:

As of March 31, 2018

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$29,263	$—	$(87)	$29,176
U.S. government agency obligations	3,799	—	(3)	3,796
Corporate bonds	9,351	—	(11)	9,340
Commercial paper	20,345	—	(13)	20,332
Total available-for-sale marketable securities	$62,758	$—	$(114)	$62,644

As of December 31, 2017

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$39,988	$—	$(37)	$39,951
U.S. government agency obligations	7,799	—	(5)	7,794
Corporate bonds	15,919	—	(12)	15,907
Commercial paper	19,545	—	(16)	19,529
Total available-for-sale marketable securities	$83,251	$—	$(70)	$83,181

All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Marketable securities.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2018, the Company’s marketable debt securities mature at various dates through July 2018. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for-sale marketable securities.

	As of March 31, 2018		As of December 31, 2017
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$33,495	$33,468	$43,263	$43,230

During the three months ended March 31, 2018, the Company sold shares of a money market fund, that is classified as an available-for-sale marketable security, with a total fair value of $10,850. The cost of the money market fund shares that were sold was determined by specific identification. The sales of the shares of the money market fund resulted in a realized loss of $15.

The following tables show the fair value of the Company's available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of March 31, 2018

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market funds	$29,176	$(87)	$—	$—	$29,176	$(87)
U.S. government agency obligations	3,796	(3)	—	—	3,796	(3)
Corporate bonds	8,341	(11)	—	—	8,341	(11)
Commercial paper	16,839	(13)	—	—	16,839	(13)
Total	$58,152	$(114)	$—	$—	$58,152	$(114)

As of December 31, 2017

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market funds	$39,951	$(37)	$—	$—	$39,951	$(37)
U.S. government agency obligations	7,794	(5)	—	—	7,794	(5)
Corporate bonds	15,907	(12)	—	—	15,907	(12)
Commercial paper	19,031	(16)	—	—	19,031	(16)
Total	$82,683	$(70)	$—	$—	$82,683	$(70)

As of March 31, 2018 and December 31, 2017, the Company held a total of 22 out of 27 positions and 30 out of 31 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of March 31, 2018 and December 31, 2017. The Company does not intend to sell these debt securities before maturity and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company's only component of AOCI, for the three months ended March 31, 2018 and March 31, 2017.

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(70)
Other comprehensive loss before reclassifications	(59)
Amount reclassified from accumulated other comprehensive loss	15
Net current period other comprehensive loss	(44)
Balance, March 31, 2018	$(114)

Balance, December 31, 2016	$3
Other comprehensive income before reclassifications	24
Amount reclassified from accumulated other comprehensive income	(3)
Net current period other comprehensive income	21
Balance, March 31, 2017	$24

The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended March 31,		Affected Line Item in the Statements of
Component of AOCI	2018	2017	Comprehensive Loss
Unrealized gains (losses) on available-for-sale marketable securities
Realized gains (losses) on sale of securities	$(15)	$3	Other income
	—	—	Income tax benefit
	$(15)	$3	Net of tax

The amounts reclassified out of AOCI into net loss were determined by specific identification.

5.	Fair Value Measurements

As of March 31, 2018 and December 31, 2017, the Company’s financial instruments consisted of cash and cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of March 31, 2018 or December 31, 2017.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Fair value measurement as of March 31, 2018:

Financial assets		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market fund and checking accounts	$11,877	$11,877	$—	$—
Available-for-sale marketable securities:
Money market funds	29,176	—	29,176	—
U.S. government agency obligations	3,796	—	3,796	—
Corporate bonds	9,340	—	9,340	—
Commercial paper	20,332	—	20,332	—
Restricted cash:
Commercial money market account	769	769	—	—
Total financial assets	$75,290	$12,646	$62,644	$—

Fair value measurement as of December 31, 2017:

Financial assets		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market fund and checking accounts	$9,388	$9,388	$—	$—
Available-for-sale marketable securities:
Money market fund	39,951	—	39,951	—
U.S. government agency obligations	7,794	—	7,794	—
Corporate bonds	15,907	—	15,907	—
Commercial paper	19,529	—	19,529	—
Restricted cash:
Commercial money market account	769	769	—	—
Total financial assets	$93,338	$10,157	$83,181	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the three months ended March 31, 2018. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the three months ended March 31, 2018.

6.	Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its lease for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of March 31, 2018, the restricted cash balance for the Stamford lease was invested in a commercial money market account. This balance is required to remain at $769 through May 2019 and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in 2023. The reduction in the balance of the letter of credit for the Stamford lease is contingent upon the Company not being in default of any provisions of that lease prior to the request for the reduction. As of March 31, 2018 and December 31, 2017, the Company had $769 of restricted cash related to the Stamford lease in long-term assets.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$11,877	$9,388
Restricted cash, long-term assets	769	769
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$12,646	$10,157

7.	Prepaid expenses

As of March 31, 2018, prepaid expenses were $3,431, consisting of $2,532 of prepaid R&D clinical costs, $706 of prepaid insurance and $193 of other prepaid costs. As of December 31, 2017, prepaid expenses were $1,635, consisting of $1,287 of prepaid R&D clinical costs, $124 of prepaid insurance, and $224 of other prepaid costs.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$1,156	$3,829
Accrued research projects	4,387	2,356
Accrued professional fees	257	384
Accrued compensation and benefits	954	1,864
Accrued other	121	73
Total	$6,875	$8,506

9.	Stockholders’ Equity

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

10.	Collaboration and Licensing Agreements

Maruishi Pharmaceutical Co., Ltd.

In April 2013, the Company entered into a license agreement with Maruishi, or the Maruishi Agreement, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing CR845/difelikefalin for acute pain and/or uremic pruritus in Japan. Maruishi has the right to grant sub-licenses in Japan, which entitles the Company to receive sub-license fees, net of prior payments made by Maruishi to the Company. Under the Maruishi Agreement, the Company and Maruishi are required to use commercially reasonable efforts, at their own expense, to develop, obtain regulatory approval for and commercialize CR845/difelikefalin in the United States and Japan, respectively. In addition, the Company provided Maruishi specific clinical development services for CR845/difelikefalin used in Maruishi’s field of use.

Under the Maruishi Agreement, the Company identified two performance obligations in accordance with ASC 606: (1) the license; and (2) the R&D services specific to the uremic pruritus field of use (Phase 1 and proof-of-concept clinical trials), both of which were determined to have standalone value.

In March 2017, Maruishi entered into a sub-license agreement with Kissei Pharmaceutical Co. Ltd. for the development and sales/marketing of CR845/difelikefalin (called MR13A9 by Maruishi) for the treatment of uremic pruritus in dialysis patients in Japan. Consequently, for the three months ended March 31, 2017, the Company recognized revenue of $843 related to the sub-license fee. The Company allocated the amount of the sub-license fee to each of the two identified performance obligations in the same proportion as the upfront license fee that the Company received at inception of the Maruishi Agreement. Accordingly, $530 was recognized as license and milestone fees revenue and $313 was recognized as collaborative revenue. As of March 31, 2017, the Company was due the full amount of the sub-license fee, which was recorded in Other receivables on the Balance Sheet. Such amount was received in April 2017.

During the three months ended March 31, 2017, the Company recognized clinical compound revenue of $68 from the sale of clinical compound to Maruishi. There were no sales of clinical compound during the three months ended March 31, 2018.

The Company incurred R&D expense related to the Maruishi Agreement of $61, consisting of cost of clinical compound, during the three months ended March 31, 2017. The Company did not incur any R&D expense for clinical compound during the three months ended March 31, 2018.

Chong Kun Dang Pharmaceutical Corporation

In April 2012, the Company entered into a license agreement, or the CKDP Agreement, with Chong Kun Dang Pharmaceutical Corporation, or CKDP, in South Korea, under which the Company granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing CR845/difelikefalin in South Korea. The Company and CKDP are each required to use commercially reasonable efforts, at their respective expense, to develop, obtain regulatory approval for and commercialize CR845/difelikefalin in the United States and South Korea, respectively. The Company identified the granting of the license as its only performance obligation under the CKDP Agreement.

Under the terms of the CKDP Agreement, the Company is eligible to receive milestone payments upon the achievement of defined clinical and regulatory events as well as tiered royalties, with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

11.	Revenue Recognition

The Company currently recognizes revenue in accordance with ASC 606, as amended, for the Maruishi and CKDP agreements (see Note 10, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from upfront payments and clinical development milestone payments. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi Agreement and the CKDP Agreement, the Company may earn additional future milestone payments upon the achievement of defined clinical and regulatory events and, under the Maruishi Agreement, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under both agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to Maruishi in accordance with separate supply agreements.

Contract balances

As of March 31, 2018 and December 31, 2017, the Company had no balances of receivables, contract assets or contract liabilities related to either the Maruishi Agreement or the CKDP Agreement.

Performance obligations

The distinct performance obligations under the Maruishi Agreement include transfer of the license to the Company’s IP related to CR845/difelikefalin for treatment of acute pain and uremic pruritus indications, which occurred at inception of the contract in 2013, and performance of R&D services, which occurred from 2013 to 2015, as those services were rendered. The Company agreed to conduct work on an oral tablet formulation of CR845/difelikefalin and to conduct Phase 1 and proof-of-concept Phase 2 clinical trials of an intravenous formulation of CR845/difelikefalin to be used to treat patients with uremic pruritus. The Company agreed to transfer the data and information from such development to Maruishi for its efforts to obtain regulatory approval in Japan. These activities are referred to as R&D services.

The Company’s only performance obligation under supply agreements is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders.

Under the CKDP Agreement, the Company’s only performance obligation is to transfer the license to the Company’s IP related to CR845/difelikefalin, which occurred at inception of the contract in 2012.

Upon execution of the Maruishi Agreement and the CKDP Agreement, the Company received a single fixed payment from each counterparty in exchange for granting the respective licenses and performing its other obligations. In addition, each of the counterparties made an equity investment in the Company’s common stock.

Transaction price allocated to the remaining performance obligations

As of March 31, 2018, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

Significant judgments

In applying ASC 606, as amended, to its two contracts, the Company made the following judgments that significantly affect the timing and amount of revenue recognition:

1.	Determination of the number of distinct performance obligations in a contract

The Maruishi Agreement contains two distinct performance obligations: the granting of the license and the promise to deliver defined R&D services. Under the Maruishi Agreement, the license and the R&D services represent distinct goods or services from each other because Maruishi is able to benefit from the license on its own or together with other resources that are readily available to it (i.e., capable of being distinct).  Maruishi’s ability to benefit from the license without the R&D services is indicated by its ability to conduct clinical trials of CR845/difelikefalin on its own and by the provision in the Maruishi Agreement whereby if the Company suspends or discontinues its development activity, the Company will provide information regarding its development efforts up to that point so that Maruishi may continue development and commercialization of the product in Japan. Therefore, the R&D services do not significantly affect Maruishi’s ability to use and benefit from the license.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In addition, the Company’s promise in the contract to transfer the license is separately identifiable from the promise to provide defined R&D services (i.e., distinct within the context of the contract) because the Company is not using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer. The combined output specified by Maruishi is its right to conduct development activities related to CR845/difelikefalin in Japan, which could result in regulatory approval in Japan. That right is derived from the Company’s grant of the license. Maruishi is conducting clinical trials on its own and does not require the R&D services provided by the Company. Furthermore, the R&D services do not significantly modify or customize the license and vice versa. Finally, the license and R&D services are not highly interdependent or highly interrelated because the Company is able to fulfill its promise to transfer the initial license independently from its promise to subsequently provide the R&D services, which Maruishi can obtain on its own.

The only performance obligation in the CKDP Agreement is the granting of the license.

2.	Determination of the transaction price, including whether any variable consideration is included at inception of the contract

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer. The transaction price must be determined at inception of a contract and may include amounts of variable consideration. However, there is a constraint on inclusion of variable consideration, such as milestone payments or sales-based royalty payments, in the transaction price related to licenses of IP, if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future (see Note 2, Accounting Pronouncements Recently Adopted: Revenue Recognition).

The decision as to whether or not it is probable that a significant reversal of revenue will occur in the future, depends on the likelihood and magnitude of the reversal and is highly susceptible to factors outside the entity’s influence (for example, the Company cannot determine the outcome of clinical trials; the Company cannot determine if or when they or the counterparty will initiate or complete clinical trials; and the Company’s ability to obtain regulatory approval is difficult). In addition, the uncertainty is not expected to be resolved for a long period of time (in the order of years) and finally, the Company has limited experience in the field.

Therefore, at inception of the Maruishi Agreement and the CKDP Agreement, milestones and sales-based royalty payments were not included in the transaction price at inception of either of those contracts based on the factors noted above. All performance obligations under these agreements were satisfied by the end of 2015. In the future, any milestone event will be recognized in accordance with Note 2, Accounting Pronouncements Recently Adopted: Revenue Recognition, as milestone and license fee revenue and collaboration revenue based upon the relative standalone selling prices of the two performance obligations at inception of the Maruishi Agreement, and as milestone and license fee revenue for the CKDP Agreement.

Under the Maruishi Agreement, the transaction price includes only the non-refundable and non-creditable upfront license fee of $15,337, including the premium of $337 from the sale of Company stock to Maruishi, that was paid to the Company at inception of the contract. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, including an aggregate of up to $10,500,  which the Company is eligible to receive upon achievement of clinical development and regulatory milestones, a one-time sales milestone of one billion Yen when a certain sales level is attained; a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sub-licensees, if any; and tiered royalties based on net sales of products containing CR845/difelikefalin in Japan, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties.

Under the CKDP Agreement, the transaction price includes only the non-refundable and non-creditable upfront license fee of $646, including the premium of $83 from the sale of Company stock to CKDP, that was paid to the Company at inception of the contract. The remaining consideration was considered to be variable consideration and was constrained at inception of the contract, including an aggregate of up to $3,750,  which the Company is eligible to earn upon achievement of clinical development and regulatory milestones.  The Company is also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sub-licensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales of products containing CR845/difelikefalin in South Korea, if any.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3.	Determination of the estimate of the standalone selling price of performance obligations

In order to recognize revenue under ASC 606, as amended, for contracts for which more than one distinct performance obligation has been identified, the Company must allocate the transaction price to the performance obligations based upon their standalone selling prices. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. If such evidence is not available, standalone selling price should be estimated so that the amount that is allocated to each performance obligation equals the amount that the entity expects to receive for transferring goods or services. The Company has identified more than one performance obligation only in the Maruishi Agreement. Since evidence based on observable prices is not available for the performance obligations under Maruishi Agreement, the Company considered market conditions and entity-specific factors, including those contemplated in negotiating the agreements, as well as certain internally developed estimates.

At inception of the Maruishi Agreement, the Company determined the estimate of standalone selling price for the license performance obligation by using the adjusted market assessment approach. Under this method, the Company forecasted and analyzed CR845/difelikefalin in the Japanese market, the phase of clinical development as well as considered recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, etc. To estimate the standalone selling price of the R&D services, the Company forecasted its expected costs of satisfying that performance obligation and added a margin for that service.

4.	Determination of the method of allocation of the transaction price to the distinct performance obligations

At inception of the Maruishi Agreement, the Company allocated the transaction price of $15,337 between the two performance obligations based on their relative standalone selling prices, determined as described above. The Company determined that the license and the R&D services had estimated standalone selling prices of $10,200 and $6,200, respectively. The resulting percentage allocations were applied to the $15,337 of total transaction price, which resulted in $9,637 being allocated to the license performance obligation, which was recognized immediately as license revenue, while $5,700 was allocated to the R&D services performance obligation. The amount allocated to the R&D services performance obligation was initially recorded as deferred revenue and was recognized as collaborative revenue as the R&D services were provided through July 2015.

At inception of the CKDP Agreement, all of the transaction price was allocated to the Company’s only performance obligation (transfer of the license to the Company’s IP related to CR845/difelikefalin).

5.	Determination of the timing of revenue recognition for contracts

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer; i.e., when the customer obtains control of the good or service. The licenses granted to both Maruishi and CKDP are being accounted for as distinct performance obligations. As discussed below, both licenses relate to functional IP for which revenue is recognized at a point in time – in the case of these two license agreements, the point in time is at inception of the contract because the customer obtained control of the license at that point.

The licenses grant Maruishi and CKDP the right to use the Company’s IP relating to CR845/difelikefalin as it existed at the point in time that the licenses were granted. That IP has significant standalone functionality as it provides the customer with the ability to perform a function or task, such as to manufacture CR845/difelikefalin and conduct clinical trials, and is considered to be functional IP.

During the license periods, the Company is continuing to develop and advance CR845/difelikefalin by conducting clinical trials. Those development efforts are for its own benefit and do not substantively change the significant standalone functionality of the licensed IP granted to Maruishi or CKDP. Therefore, the Company’s ongoing development efforts do not significantly affect the IP’s utility to which Maruishi or CKDP have rights. Furthermore, if the Company abandons its development efforts, Maruishi or CKDP may still continue to develop CR845/difelikefalin in their respective countries.

The R&D services performance obligation under the Maruishi Agreement represents a separate performance obligation. The R&D services were provided to Maruishi by the Company from inception of the agreement in 2013 through the third quarter of 2015, at which time the Company had fulfilled its promise related to the R&D services. Revenue related to the R&D services performance obligation was recognized as services were performed based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

6.	Determination of consideration as variable consideration, including factors related to inclusion in the transaction price at inception of the contract and timing of recognition as revenue.

The Maruishi Agreement and the CKDP Agreement contain potential payments related to achievement of defined milestone events and royalties upon net sales of future products, which are considered to be variable consideration because of the uncertainty of occurrence of any of those events specified in those agreements at inception of the agreements. Therefore, those potential payments were not included in the transaction price at the inception of the agreements.

Revenue related to achievement of milestone events is recognized when the Company has determined that it is probable that a milestone event will be achieved and there will not be a significant reversal of revenue in future periods. Upon probability of achievement of a milestone event, the most likely amount of variable consideration is included in the transaction price. Subsequent changes to the transaction price, after contract initiation, are allocated to the performance obligations in the contract on the same basis as at contract inception. Revenue for variable consideration is recognized in the same manner (point in time or over time) as for the performance obligations to which the payment amounts were allocated.

The Maruishi License Agreement and the CKDP License Agreement specify that certain development milestones will be achieved at pre-specified defined phases of a clinical trial (such as initiation or completion or other pre-specified time during a clinical trial as specified in the agreements).

During the three months ended March 31, 2018 and 2017, no milestone events were probable of occurrence or achieved.

Sublicense payments

Maruishi’s and CKDP’s right to grant sub-licenses is explicitly stated in their respective license agreements. The amount of any potential sub-license fees to be received by the Company, which is based on a formula, is considered to be variable consideration and is constrained from inclusion in the transaction price at inception of the contract since at that time it was probable that there would be a reversal of such revenue in the future because the Company did not know if a sublicense would be granted in the future.

In March 2017, Maruishi entered into a sub-license agreement to the Maruishi Agreement with another pharmaceutical company in Japan for development and sales/marketing of CR845/difelikefalin for the treatment of uremic pruritus in dialysis patients in Japan. The Company first learned that the terms of the sub-license agreement had been finalized less than a month before the sub-licensee publicly announced the agreement. At that time, the Company determined that the sub-license fee would not be constrained from inclusion in the transaction price. Consequently, the Company included the amount of the sub-license fee in the transaction price and recognized revenue of $843 in the same manner as described above for milestone payments.

Sales-based Royalty Payments

Both the CKD Agreement and Maruishi Agreement allow the Company to earn sales-based royalty payments in exchange for a license of intellectual property. In that case, the Company will recognize revenue for a sales-based royalty only when (or as) the later of the following events occurs:

a. The subsequent sale or usage occurs.

b. The performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Since the sale (item a, above) occurs after the license was delivered (item b, above), the sales-based royalty exception, to exclude such royalty payments from the transaction price, applies to the overall revenue stream. Therefore, sales-based royalty payments are recognized as revenue when the customer’s sales occur. To date, no royalties have been earned or were otherwise due to the Company.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

12.	Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options, which are included using the treasury stock method when dilutive. For the three months ended March 31, 2018 and 2017, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended March 31,
	2018	2017
Basic:
Weighted average common shares outstanding	32,681,661	27,299,678

Diluted:
Weighted average common shares outstanding - Basic	32,681,661	27,299,678
Common stock options*	—	—
Denominator for diluted net loss per share	32,681,661	27,299,678

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended March 31,
	2018	2017
Net loss	$(16,767)	$(22,204)

Weighted-average common shares outstanding:
Basic and Diluted	32,681,661	27,299,678

Net loss per share, Basic and Diluted	$(0.51)	$(0.81)

As of March 31, 2018 and 2017, 3,932,992 and 3,154,617 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

13.	Stock-Based Compensation

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

Under the 2014 Plan, the Company granted 596,000 and 748,500 stock options during the three months ended March 31, 2018 and 2017, respectively. The fair values of stock options granted during the three months ended March 31, 2018 and 2017 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.51% - 2.71%	2.07% - 2.57%
Expected volatility	85.9%	75.3% - 80.7%
Expected dividend yield	0%	0%
Expected life of employee options (in years)	6.25	6.25
Expected life of non-employee options (in years)	−	10

The weighted-average grant date fair value of options granted to employees, non-employees members of the Company’s Board of Directors for their Board service and non-employee consultants during the three months ended March 31, 2018 and 2017 was $10.43 and $12.27, respectively.

As of March 31, 2018 and 2017, the Company used the Black-Scholes option valuation model with the following ranges of assumptions to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505-50:

	March 31,
	2018	2017
Risk-free interest rate	1.82% - 2.70%	2.10% - 2.39%
Expected volatility	78.2% - 101.0%	74.6% - 78.4%
Expected dividend yield	0%	0%
Expected life of non-employee options (in years)	0.50 - 8.94	6.83 - 9.94

The weighted-average fair value of outstanding options that had been granted to nonemployee consultants, as re-measured during the vesting period of each tranche in accordance with ASC 505-50, was $8.67 and $12.14 as of March 31, 2018 and 2017, respectively.

On January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. On the date of adoption of ASU 2016-09, the Company began to account for forfeitures of unvested stock options as they occur rather than estimate forfeiture rates that were applied to unvested stock option awards, as under the previous accounting guidance. Accordingly, on the date of adoption, the Company recorded a cumulative effect adjustment to stockholders’ equity of $45 for all stock option awards that were unvested as of that date.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three months ended March 31, 2018 and 2017, the Company recognized compensation expense in the accompanying Condensed Statements of Comprehensive Loss relating to stock options, as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$649	$563
General and administrative	1,222	545
Total stock option expense	$1,871	$1,108

Included in the table above are the following amounts of compensation expense recognized with regard to stock options that were granted to non-employee consultants, including the effect of re-measurement of the fair values of those options, as described above:

	Three Months Ended March 31,
	2018	2017
Research and development	$29	$144
General and administrative	138	39
Total stock option expense	$167	$183

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	3,492,141	$11.75
Granted	596,000	14.09
Exercised	(37,688)	6.97
Forfeited	(117,461)	10.66
Outstanding, March 31, 2018	3,932,992	$12.18
Options exercisable, March 31, 2018	1,696,358

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three months ended March 31, 2018 and 2017.

14.	Income Taxes

For the three months ended March 31, 2018 and 2017, pre-tax losses were $16,813 and $22,235, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of March 31, 2018 and December 31, 2017. Upon adoption of ASU 2016-09 on January 1, 2017, the tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $46 and $31 for the three months ended March 31, 2018 and 2017, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, the Company reduced its deferred tax assets, which were offset by a corresponding reduction to its valuation allowance. On March 31, 2018 and December 31, 2017, the Company did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

On December 22, 2017, Staff Accounting Bulletin 118, or SAB 118, was issued by the SEC due to the complexities involved in accounting for the Act. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the Act on earnings to the extent such estimate has been determined. Accordingly, the Company’s annual estimated effective tax rate for the year ending December 31, 2018 is based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the Act and will record adjustments in 2018, if necessary.

15.	Commitments and Contingencies

Contractual obligations and commitments as of March 31, 2018, consisting of future minimum lease payments under the Company’s Stamford lease, were as follows:

	Payment Due for the Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Stamford operating lease	$797	$1,215	$1,240	$1,264	$1,288	$1,164	$6,968

Stamford Operating Lease

In December 2015, the Company entered into a lease agreement, or the Stamford Lease, with Four Stamford Plaza Owner LLC, or the Landlord, for office space in Stamford, Connecticut, or the Premises, for the purpose of relocating its headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in November 2023. The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company began to make rental payments from the Commencement Date. The Company records monthly rent expense on a straight-line basis from March 2016, upon taking possession of the Premises, through November 2023. As of March 31, 2018 and December 31, 2017, the balance of deferred lease obligation, representing the difference between cash rent paid and straight-line rent expense, was $852 and $876, respectively. The Stamford Lease is renewable for one five-year term.

As of the Commencement Date, the Stamford landlord had made tenant improvements of approximately $1,094 to the leased premises. Such amount was included in Property and equipment, net and in Deferred lease obligation on the Company’s Balance Sheet on that date. The portion of Deferred lease obligation that is related to tenant improvements is being amortized as a reduction to rent expense over the same term as rent expense. As of March 31, 2018 and December 31, 2017, the balance of Deferred lease obligation related to tenant improvements was $805 and $842, respectively.

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

•	the potential regulatory development pathway for KORSUVA (CR845/difelikefalin) injection in CKD-aP and other pruritic conditions;
•	our plans to develop and commercialize KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and our other product candidates;
•	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
•

the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP markets as well as pain management markets, and for our other product candidates and our ability to serve those markets;

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

You should refer to Part I Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pruritus and pain by selectively targeting peripheral kappa opioid receptors. We are developing a novel and proprietary class of product candidates, led by KORSUVA (CR845/difelikefalin), that target the body’s peripheral nervous system and certain immune cells. The U.S. Food and Drug Administration, or FDA, has conditionally accepted KORSUVA as the trade name for CR845/difelikefalin injection, an investigational drug product for the treatment of itch, whose safety and efficacy have not been fully evaluated by any regulatory authority. In Phase 2 trials, KORSUVA (CR845/difelikefalin) injection has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP, and is currently being investigated in Phase 3 trials in hemodialysis patients with CKD-aP. In addition, CR845/difelikefalin has also demonstrated efficacy in patients with moderate-to-severe pain without inducing many of the undesirable side effects typically associated with currently available pain therapeutics and is currently being investigated in a Phase 2/3 trial in patients with moderate-to-severe acute post-operative pain.

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

Our Product Candidates

Our product candidate, CR845/difelikefalin, is a new chemical entity, which is designed to selectively stimulate kappa, rather than mu, and delta opioid receptors outside of the CNS. CR845/difelikefalin has been designed with specific chemical characteristics to restrict its entry into the CNS and further limit its mechanism of action to kappa opioid receptors in the peripheral nervous system, or nerves outside of the brain and spinal cord and certain immune cells. In addition to the side effects associated with activation of mu opioid receptors in the CNS, activation of kappa receptors in the CNS is also known to result in some undesirable effects, including acute psychiatric disorders. CR845/difelikefalin specifically targets peripheral nervous system and certain immune cells that results in modulation of pain signals as well as relief from pruritus or itch associated with certain chronic diseases. Since CR845/difelikefalin is designed to modulate signals peripherally without any significant activation of mu or kappa opioid receptors in the CNS, it is generally not expected to produce the CNS-related side effects of mu opioids (i.e. constipation, nausea/vomiting, drug abuse, respiratory depression) or centrally-active kappa opioids (i.e. dysphoria and hallucinations). CR845/difelikefalin has been administered to more than 2,000 human subjects in Phase 1, Phase 2, Phase 2/3 and Phase 3 clinical trials as an I.V. infusion, rapid intravenous injection or oral capsule or tablet, and thus far has been observed to be generally well tolerated in these clinical trials.

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, will be attractive to both patients and physicians as a treatment for moderate-to-severe pain or pruritus associated with certain diseases such as CKD-aP, CLD-aP and others due to the following attributes:

•	novel, peripherally-acting, kappa opioid receptor agonist mechanism of action;
•	evidence of efficacy in completed clinical trials of pruritus and pain;
•	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
•	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
•	absence of euphoria which lowers addiction or abuse potential;
•

avoidance of interactions with other drugs because, as a peptide composed of four non-natural D-amino acids that is not metabolized in the liver, CR845/difelikefalin does not interact with the liver enzymes responsible for the metabolism of most commonly used classes of drugs; and

•

availability in injectable form for acute pain treatment as well as for treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings and oral form for treatment of chronic pain or pruritus conditions in the outpatient setting.

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
• Phase 2/3 adaptive trial completed (Phase 2 part completed - data released); end of Phase 2 meeting with FDA completed
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
• Phase 1 safety and PK trial initiated in 1Q 2018 (ongoing)
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

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

Pruritus, or itch, is associated with certain chronic conditions such as chronic kidney disease, or CKD, as well as with diseases such as atopic dermatitis, eczema, cholestatic liver disease and psoriasis. Based on KORSUVA (CR845/difelikefalin)’s effect on the peripheral nervous system and immune cells as well as KORSUVA (CR845/difelikefalin)’s anti-pruritic and anti-inflammatory potency in preclinical and non-clinical models, we believe KORSUVA (CR845/difelikefalin) has the potential to treat pruritus associated with multiple medical conditions.

Uremic pruritus, also known as CKD-associated pruritus, or CKD-aP, is an intractable systemic itch condition with high prevalence in patients with CKD undergoing dialysis for which there are no approved therapeutics in the United States.

In the first quarter of 2018, we initiated the first pivotal Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection in the United States for the treatment of CKD-aP in patients undergoing hemodialysis. We also expect to initiate a global Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection in 2018. In addition to the efficacy trials, we are also conducting a 52-week Phase 3 safety study of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP.

In June 2017, the FDA granted breakthrough therapy designation for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe uremic pruritus in patients with CKD undergoing hemodialysis. This regulatory decision was supported by positive results from Phase 2 clinical trials of KORSUVA (CR845/difelikefalin) injection in patients with CKD-aP. Breakthrough therapy designation is granted to expedite the development and review process for new therapies addressing serious or life-threatening conditions, where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

KALM-1 Phase 3 Efficacy Trial of KORSUVA (CR845/Difelikefalin) Injection

In January 2018, we initiated the first Phase 3 efficacy trial to support regulatory filings for the approval of KORSUVA (CR845/difelikefalin) injection. This U.S study is a multicenter, randomized, double-blind, placebo-controlled 12-week treatment trial (with a 52-week open label extension phase) that is designed to evaluate the safety and efficacy of 0.5 mcg/kg of KORSUVA (CR845/difelikefalin) injection to be administered three times per week after dialysis in 350 hemodialysis patients with moderate-to-severe pruritus, with a pre-specified interim analysis that allows for expansion of the study to up to 500 patients, if needed. The primary efficacy endpoint is the proportion of patients achieving at least a 3‑point improvement from baseline with respect to the weekly mean of the daily 24‑hour worst itching intensity numeric rating scale, or NRS, score at week 12. Secondary endpoints of the Phase 3 trial include assessment of itch-related quality of life changes measured using self-assessment 5-D Itch and Skindex-10 scales, as well as the proportion of patients achieving at least 4-point improvement from baseline in weekly mean of the daily 24-hour worst itching NRS score at week 12.

Phase 3 Safety Trial of KORSUVA (CR845/Difelikefalin) Injection

In the second quarter of 2017, we initiated a 52-week Phase 3 safety trial that is expected to enroll up to 240 hemodialysis patients with CKD-aP who completed one of our prior Phase 2/3 trials of KORSUVA (CR845/difelikefalin) injection as well as patients who have not been previously exposed to CR845/difelikefalin. This open-label trial is evaluating the long-term safety of KORSUVA (CR845/ difelikefalin) injection at the dose of 0.5mcg/kg.

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

Phase 2/3 Adaptive Design Trial of KORSUVA (CR845/Difelikefalin) Injection in Dialysis Patients

In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of KORSUVA (CR845/difelikefalin) injection in dialysis patients suffering from moderate-to-severe uremic pruritus. In March 2017, we announced top-line data from the Phase 2 trial, which was a randomized, double-blind, placebo-controlled trial of three doses of intravenous KORSUVA (CR845/difelikefalin) injection (0.5mcg/kg, 1.0 mcg/kg and 1.5 mcg/kg) administered three times per week after dialysis over an eight-week treatment period in 174 patients with moderate-to-severe uremic pruritus.

The primary endpoint of this trial was the change from baseline of the mean worst itching score for week eight measured on a patient reported 24-hour worst itching intensity 11-point NRS scale. Patients receiving KORSUVA (CR845/difelikefalin) injection experienced a 68% greater reduction from baseline in worst itch scores than those receiving placebo (p<0.0019). The secondary endpoint of this trial focused on quality of life measures associated with pruritus using the Skindex-10 score, a validated self-assessment scale with higher scores indicating worse quality of life. Patients receiving I.V. CR845 experienced a 100% greater reduction from baseline in the average total Skindex-10 score at week eight versus those receiving placebo (p<0.0007). The total average Skindex-10 score reflected statistically significant reductions in each of the three Skindex-10 domains: disease (p<=0.0001), mood/emotional distress (p=0.01) and social functioning (p=0.009). In a post-hoc analysis, (1) 64% of the patients treated at the 0.5 mcg/kg dose experienced at least a 3‑point improvement from baseline with respect to the weekly mean NRS score versus 29% of patients on placebo (p<0.01), and (2) 51% of the patients treated at the 0.5 mcg/kg dose experienced at least a 4‑point improvement from baseline with respect to the weekly mean NRS score versus 24% of patients on placebo (p<0.05).

Overall, KORSUVA (CR845/difelikefalin) was observed to be generally well tolerated over the eight-week treatment period and the unblinded Drug Safety Monitoring Board did not raise any safety concerns during the course of the trial. The most common adverse events were transient paresthesia (i.e., primarily mid-facial tingling or numbness), somnolence and dizziness, as reported in previous clinical studies of KORSUVA (CR845/difelikefalin).

Phase 2 Efficacy Trial in Dialysis Patients (Part B)

In 2014, we conducted a Phase 2 randomized, double-blind, placebo-controlled proof-of-concept trial (Part B), which measured the efficacy of KORSUVA (CR845/difelikefalin) injection at the dose of 1.0 mcg/kg compared to placebo in reducing the intensity of itch in 65 dialysis patients with uremic pruritus over a two-week dosing period, who had baseline "worst itching" scores of greater than 40 mm on a visual analog scale, or VAS ranging from 0 to 100 mm. In July 2015, we reported positive top-line efficacy results from this trial, in which we observed that KORSUVA (CR845/difelikefalin) injection demonstrated statistically significant reduction in worst itch intensity as measured by VAS, the primary endpoint of the trial, as well as statistically significant improvement in quality of life measures such as Skindex-10, the trial’s secondary endpoint. The overall safety and tolerability profile was favorable. The dose of the Phase 2 study was informed by Phase 1 safety and pharmacokinetic, or PK, trial (Part A) that was conducted in subjects undergoing hemodialysis at doses ranging from 0.5 mcg/kg to 2.5 mcg/kg after each dialysis session up to three times per week.

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Kidney Disease-Associated Pruritus

In mid-2017, we announced top-line results from a Phase 1 safety and PK study of multiple doses of Oral KORSUVA (CR845/difelikefalin) in patients with CKD undergoing hemodialysis to define tablet strengths to inform our ability to develop an oral tablet formulation for the treatment of moderate-to-severe uremic pruritus. The Phase 1 results showed that all four tablet strengths of Oral KORSUVA (CR845/difelikefalin) (0.25, 0.5, 1.0 and 2.5 mg) were generally well-tolerated when administered either daily or after each dialysis session three times per week. Top-line PK analysis indicated that plasma levels of KORSUVA (CR845/difelikefalin) attained after oral administration of doses up to 2.5 mg were comparable to or exceeded those attained with clinically efficacious doses of KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe CKD-aP in patients undergoing hemodialysis. The plasma levels of KORSUVA (CR845/difelikefalin) attained after oral administration of the 1.0 mg tablet strength approximated those attained with the 1.0 mcg/kg KORSUVA (CR845/difelikefalin) injection dose, which demonstrated significant clinical benefit in our Phase 2/3 trial in patients undergoing hemodialysis with CKD-aP.

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

In October 2017, we initiated a Phase 1 trial of Oral KORSUVA (CR845/difelikefalin) in patients with Stage III - V CKD (non-hemodialysis). The Phase 1 trial is designed to examine the PK and safety of up to four tablet strengths of Oral KORSUVA (CR845/difelikefalin) (0.25 mg, 0.5 mg, 1.0 mg and 2.5 mg), dosed daily over a one-week treatment period in up to 80 patients with stage III-V CKD (non-hemodialysis). Data from this trial will inform dose selection and design of a planned placebo-controlled Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) in patients with stage III-V CKD (non-hemodialysis) and hemodialysis patients with moderate-to-severe pruritus, which we plan to initiate in the second quarter of 2018.

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Liver Disease-Associated Pruritus

CLD-aP manifests as “cholestasis” symptoms causing severe whole-body itch. It is an intense, intractable, debilitating condition that significantly disrupts patients’ daily activities and sleep, and consequently impairs their quality of life. Although the pathophysiology is not well understood, it is likely multi-factorial, involving immune system dysregulation (including elevated pro-inflammatory activity) and imbalance in the endogenous opioid system. Consequently, the use of selective kappa-opioid receptor agonists has been suggested for the treatment of pruritus in patients with chronic liver disease, or CLD.

In the fourth quarter of 2017, we submitted an investigational new drug application, or IND, to the FDA for Oral KORSUVA (CR845/difelikefalin) for symptomatic relief of CLD-aP and initiated a Phase 1 safety and PK clinical trial of Oral KORSUVA (CR845/difelikefalin) in patients with CLD in the first quarter of 2018. We aim to initiate a Phase 2 trial of Oral KORSUVA for the treatment of CLD-aP later this year/early next year.

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

Phase 2/3 Efficacy and Safety Trial of CR845/Difelikefalin Injection in Patients Undergoing Abdominal Surgery

In September 2015, we initiated our Phase 3 clinical trial program for CR845/difelikefalin injection in postoperative pain in an adaptive trial in patients undergoing a range of abdominal surgeries. This trial is a multi-center, randomized, double-blind, placebo-controlled, parallel-group adaptive design trial with repeated doses of CR845/difelikefalin injection or placebo administered both prior to and following abdominal surgery. The trial protocol initially included three dose levels of CR845/difelikefalin injection (1.0 mcg/kg, 2.0 mcg/kg and 5.0 mcg/kg), which were compared to placebo with an interim conditional power assessment to identify optimal doses to be used to complete the enrollment of this trial.

In June 2016, we modified the trial protocol and resumed the trial as a three-arm trial, testing two doses of I.V. CR845/difelikefalin (1.0 mcg/kg and 0.5 mcg/kg) versus placebo, based on a safety review by us, the trial’s Independent Data Monitoring Committee, or IDMC, and the FDA, of unblinded safety data from the first 90 patients dosed. The safety review was conducted in response to a clinical hold that the FDA placed on the trial in February 2016 and removed in April 2016 following the safety review. The clinical hold was based on a pre-specified stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol.

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

In June 2017, we announced the completion of a prespecified interim conditional power analysis of our adaptive Phase 3 trial of CR845/difelikefalin injection. Based on the guidance of the IDMC, the trial is continuing in accordance with its current protocol, testing two doses of CR845/difelikefalin injection (1.0 mcg/kg and 0.5 mcg/kg I.V.) versus placebo in up to 450 patients undergoing abdominal surgery. The IDMC also reviewed the available safety information, including serum sodium levels, and confirmed that both doses of CR845/difelikefalin injection were observed to be well tolerated with no significant changes in the monitored safety parameters. We have completed enrollment in this trial and expect top-line data in the second quarter of 2018.

Phase 1 Safety and PK and Phase 2 Acute Pain Clinical Trials (Post-Surgery) of CR845/Difelikefalin Injection

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

The safety profile of CR845/difelikefalin injection has been demonstrated in multiple Phase 1 and Phase 2 studies in over 900 human subjects in the form of intravenous infusion or bolus injection. CR845/difelikefalin injection was considered to be generally safe and well tolerated in all of these clinical trials. The most common treatment-emergent adverse events, or TEAEs, across evaluated populations in acute pain trials were transient facial tingling or numbness, dizziness and fatigue. In addition, a transient increase in urine output in the absence of electrolyte loss, otherwise known as aquaresis, was also observed, which in some subjects in acute pain trials was accompanied by asymptomatic elevations in plasma sodium that were generally considered to be clinically unimportant. No clinically significant changes in electrocardiogram characteristics have been observed in any of these studies. Importantly, there appeared to be no cases of dysphoria/hallucinations typically observed with prior-generation CNS-active kappa agonists.

Human Abuse Liability Trial of CR845/Difelikefalin Injection

In the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of CR845/difelikefalin injection. The results from this HAL trial indicate that CR845/difelikefalin injection met the trial’s primary endpoint by demonstrating highly statistically significant lower “drug liking” scores as measured by VAS Emax (p <0.0001) when compared to pentazocine, an approved Schedule IV opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine.  Additionally, CR845/difelikefalin injection showed no “drug liking” dose response as both doses of CR845/difelikefalin injection were the same.  Those scores represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845/difelikefalin to be the first non-scheduled or low (Schedule V) scheduled peripheral kappa opioid for acute pain or pruritus.

Respiratory Safety Phase 1 Trial of CR845/Difelikefalin Injection

In April 2017, we announced summary results from our quantitative Phase 1 trial evaluating respiratory safety of CR845/difelikefalin injection. Respiratory depression remains the most life-threatening side effect of traditional, centrally acting, opioid analgesics, the most commonly used drug class for current treatment of postoperative pain in the United States. The Phase 1 trial was a randomized, double-blind, placebo-controlled, three-way crossover trial of two doses of CR845/difelikefalin injection versus placebo on three measures of respiratory drive in 15 healthy volunteers. Each subject was randomized to one of three treatment sequences and was administered I.V. bolus placebo, I.V. CR845/difelikefalin (1.0 mcg/kg) and I.V. CR845/difelikefalin (5.0 mcg/kg) on sequential 24-hour periods, with I.V. CR845/difelikefalin (5.0 mcg/kg) representing a projected five-fold supra-therapeutic dose. After each administration, and continuing through four hours post-dosing, end-tidal CO2, or ETCO2, oxygen saturation, or SpO2, and respiratory rate were continuously monitored. The primary safety endpoints were: a >10 mmHg sustained (>30 seconds duration) increase in ETCO2 above baseline or to >50 mmHg, and a sustained reduction in SpO2 to <92 percent.

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

Phase 2b Trial of Oral CR845/Difelikefalin

In the third quarter of 2016 we initiated a Phase 2b trial with Oral CR845/difelikefalin, which was designed to evaluate three tablet strengths (1.0 mg, 2.5 mg and 5.0 mg), dosed twice-daily over an eight-week treatment period in 476 patients with osteoarthritis, or OA, of the knee or hip experiencing moderate-to-severe pain across the United States.  The primary efficacy endpoint was the change from baseline at week eight, with respect to the weekly mean of the daily pain intensity score using an NRS score. Secondary endpoints included overall Patient Global Assessment, or PGA, score, and overall improvement in Western Ontario and McMaster Osteoarthritis Index, or WOMAC, scores, two commonly used patient-reported outcome measures, as well as mean reduction in rescue medication.

In June 2017, we announced top-line results from the Phase 2b trial. The results of the primary efficacy analysis of change from baseline in pain intensity NRS score comparing Oral CR845/difelikefalin (all doses) vs. placebo were not statistically significant across all patients (OA of the knee or hip). However, patients with OA of the hip maintained on the 5.0 mg dose to the end of the eight-week treatment period exhibited a statistically significant 39% reduction in mean joint pain score versus placebo (p=0.043); although this effect did not reach statistical significance in a combined analysis of all patients with OA of the knee or hip maintained on the 5.0 mg dose (p=0.111). For patients maintained on the 5.0 mg dose, there was a statistically significant increase in the proportion of patients whose OA pain was “very much improved” or “much improved” as indicated by PGA score in both the total patient group (p <0.005 vs. placebo) and in patients with primary OA of the hip (p<0.006 vs. placebo). The reduction in pain score in the 5.0 mg dose group in hip patients was accompanied by a reduction in mean rescue medication of 41% at week eight versus placebo. Patients maintained on the 1.0 mg and 2.5 mg tablet strengths did not exhibit significant reductions in mean joint pain scores compared to placebo. All tablet strengths were generally well tolerated with no drug-related serious adverse events. For the 5.0 mg dose, the most common adverse events reported at the >5 percent incidence level were dry mouth (6%) and constipation (12%). There were no clinically significant changes in serum sodium levels observed during the eight-week treatment period for any dose group.

In 2015, we completed a Phase 2a trial of Oral CR845/difelikefalin in 80 patients with OA of the knee or hip with moderate-to-severe pain evaluating four tablet strengths (0.25 mg, 0.5 mg, 1.0 mg and 5.0 mg) administered twice a day over a two-week treatment period. We reported data that showed dose related reduction in mean joint pain score and that all four tablet strengths were safe and well tolerated.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Substantially all of our revenue recognized to date has consisted of upfront, milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased. To date, we have earned a total of $5.2 million in clinical development or regulatory milestone payments and sub-license fees, net of contractual foreign currency adjustments and South Korean withholding taxes, but have not received any royalties, under these collaborations.

Research and Development (R&D)

Our R&D expenses relate primarily to the development of CR845/difelikefalin. R&D expenses consist of expenses incurred in performing R&D activities, including compensation and benefits for full-time R&D employees, clinical trial and related clinical manufacturing expenses, third-party formulation expenses, fees paid to contract research organizations, or CROs, and other consultants, stock-based compensation for R&D employees and consultants and other outside expenses. Our R&D expenses also included expenses related to preclinical activities for our earlier stage programs in prior periods and may include such expenses in the future.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development and human resources functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses for 2018 will approximate those for 2017 to support our continued R&D activities and potential commercialization of our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants, and investor relations costs. In addition, if I.V. CR845/difelikefalin, Oral CR845/difelikefalin or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018	2017	% change
	Dollar amounts in thousands
License and milestone fees revenue	$—	$530	-100%
Collaborative revenue	—	313	-100%
Clinical compound revenue	—	68	-100%
Total revenue	$—	$911	-100%

License and milestone fees revenue

There was no license and milestone fees revenue for the three months ended March 31, 2018. License and milestone fees revenue for the three months ended March 31, 2017 included $530 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei Pharmaceuticals, Co. Ltd. that was allocated to the license fee performance obligation under the Maruishi Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaborations and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Collaborative revenue

There was no collaborative revenue for the three months ended March 31, 2018. Collaborative revenue for the three months ended March 31, 2017 included $313 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei Pharmaceuticals, Co. Ltd. that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaborations and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

There was no clinical compound revenue for the three months ended March 31, 2018. Clinical compound revenue for the three months ended March 31, 2017 included $68 thousand from the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended March 31,
	2018	2017	% change
	Dollar amounts in thousands
Direct clinical trial costs	$9,348	$17,202	-46%
Consultant services in support of clinical trials	542	372	46%
Stock-based compensation	649	563	15%
Depreciation and amortization	105	103	2%
Other R&D operating expenses	2,783	2,597	7%
Total R&D expense	$13,427	$20,836	-36%

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $12.2 million, mainly from the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in postoperative pain, the Phase 2b clinical trial of Oral CR845/difelikefalin in OA patients, the Phase 2/3 I.V. KORSUVA (CR845/difelikefalin) clinical trial in patients with uremic pruritus, and the Phase 1 safety and PK trial of multiple doses of Oral CR845/difelikefalin in hemodialysis patients, and a decrease of $0.8 million of CR845/difelikefalin drug manufacturing costs. Those costs were partially offset by an increase of $5.4 million, mainly from the 12-week Phase 3 study of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the 52-week Phase 3 study of I.V. KORSUVA (CR845/difelikefalin) in hemodialysis patients with uremic pruritus, and the Phase 1 safety and PK trial of multiple doses of Oral KORSUVA (CR845/difelikefalin) in non-hemodialysis CKD patients. The increase in stock-based compensation expense relates primarily to an increase in the number of options outstanding, partially offset by stock option awards granted to non-employee consultants, which are marked to market each quarter, and resulted from a decrease in the market price of our common stock. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel.

The following table summarizes our R&D expenses by programs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pain	$3,269	$8,643
I.V. CR845 - Pruritus	3,671	3,376
Oral CR845 - Pain	703	4,090
Oral CR845 - Pruritus	2,246	1,465
Internal research and development expenses	3,538	3,262
Total research and development expenses	$13,427	$20,836

General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	% change
	Dollar amounts in thousands
Professional fees and public/investor relations	$593	$534	11%
Stock-based compensation	1,222	545	124%
Depreciation and amortization	20	19	3%
Other G&A operating expenses	1,862	1,302	43%
Total G&A expense	$3,697	$2,400	54%

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, the increase in stock-based compensation expense resulted from additional stock option grants to employees and higher expense relating to Board of Directors’ stock options. The increase in other G&A operating expenses was primarily the result of an increase in payroll and related costs associated with G&A personnel.

Other Income

	Three Months Ended March 31,
	2018	2017	% change
	Dollar amounts in thousands
Other Income	$311	$90	245%

During the three months ended March 31, 2018 compared to the three months ended March 31, 2017, the increase in other income was primarily due to an increase in dividend and interest income resulting from higher interest rates on a higher average balance of our portfolio of investments in the 2018 period.

Benefit from Income Taxes

For the three months ended March 31, 2018 and 2017, pre-tax losses were $16.8 million and $22.2 million, respectively, and we recognized a benefit from income taxes of $46 thousand and $31 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at March 31, 2018 and December 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2018, we have raised an aggregate of approximately $324.5 million to fund our operations, including (1) net proceeds of $217.7 million from the sale of shares of our common stock in three public offerings, including our initial public offering; (2) proceeds of  $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; and (3) payments of $33.5 million under our license agreements, primarily with Maruishi and CKDP, and an earlier product candidate for which development efforts ceased in 2007.

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

On April 5, 2017, we completed a public offering of 5,117,500 shares of our common stock, including 667,500 shares sold upon the full exercise by the underwriters of their option to buy additional shares pursuant to our shelf registration statement. We received gross proceeds from the offering of approximately $92.1 million, or net proceeds of $86.2 million after deducting the underwriting discounts and commissions and offering expenses paid by us. The proceeds of the offering are being used to fund our clinical and research development activities, including the ongoing Phase 3 program for I.V. KORSUVA (CR845/difelikefalin) in CKD-aP or uremic pruritus, additional trials of Oral CR845/difelikefalin in other diseases associated with pruritus, the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in postoperative pain, as well as for working capital and general corporate purposes.

We may offer additional securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the use of a shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

As of March 31, 2018, we had $74.5 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which we believe will be sufficient to fund our currently anticipated operating expenses and capital expenditures into the first half of 2019, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

In addition, under the Maruishi Agreement, we are potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of March 31, 2018, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments.

During the first quarter of 2017, Maruishi entered into a sub-license agreement with another Japanese pharmaceutical company for the development and sales/marketing of CR845/difelikefalin in patients with uremic pruritus in Japan, as a result of which we received a payment of $843 thousand.

The next potential milestones that could result in us receiving payments under the Maruishi Agreement will be a clinical development milestone for the completion by us of the first pivotal Phase 3 trial of CR845/difelikefalin in acute pain in the United States and the initiation by Maruishi of a Phase 3 clinical trial of CR845/difelikefalin in Japan for uremic pruritus. If achieved, these milestones will result in payments of $1.0 million and $2.0 million, respectively, before contractual foreign currency exchange adjustments, being due to us.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.25 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of March 31, 2018, we have received milestone payments of $1.5 million before South Korean withholding tax.

The next potential milestone that could result in us receiving payment under the CKDP Agreement will be for a clinical development milestone for the completion by us in the United States of a Phase 3 trial of CR845/difelikefalin in uremic pruritus. If achieved, this milestone will result in a payment $750 thousand, before South Korean withholding tax, being due to us.

Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and Oral CR845/difelikefalin development activities and, potentially, commercialization. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services and clinical costs. In the past, we have also previously used capital for laboratory and related supplies.

Since inception, we have incurred significant operating and net losses. Our net losses were $16.8 million and $22.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $237.1 million. We expect to continue to incur significant expenses and operating and net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our collaborations with Maruishi and CKDP, the receipt of payments under any future collaborations we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase as we:

•	continue the development of KORSUVA (CR845/difelikefalin) injection for CKD-aP;
•	continue the development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and other diseases associated with pruritus;
•	continue our I.V. CR845/difelikefalin clinical trial program in acute pain;

•	conduct R&D of any potential future product candidates;
•	seek regulatory approvals for I.V. CR845/difelikefalin and any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our global intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of I.V. CR845/difelikefalin, Oral CR845/difelikefalin or our other current and future programs. We are also unable to predict when, if ever, we will generate any further material net cash inflows from CR845/difelikefalin. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. In particular, because we do not have sufficient financial resources to meet all of our development objectives, especially the completion of our planned development of I.V. and Oral CR845/difelikefalin for the treatment of pruritus and/or acute pain, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable an NDA submission, conducting Phase 1 and Phase 2 trials of Oral (CR845/difelikefalin) in patients with CKD-aP and CLD-aP and completing required trials for I.V. CR845/difelikefalin in postoperative pain, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of March 31, 2018 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into the first half of 2019, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.  Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, we reduced our deferred tax assets, which were offset by a corresponding reduction to our valuation allowance. On March 31, 2018 and December 31, 2017, we did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

On December 22, 2017, Staff Accounting Bulletin 118, or SAB 118, was issued by the SEC due to the complexities involved in accounting for the Act. SAB 118 requires us to include in our financial statements a reasonable estimate of the impact of the Act on earnings to the extent such estimate has been determined. Accordingly, our annual estimated effective tax rate for the year ending December 31, 2018 is based on the reasonable estimate guidance provided by SAB 118. We are continuing to assess the impact from the Act and will record adjustments in 2018, if necessary.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	Dollar amounts in thousands
Net cash used in operating activities	$(18,468)	$(21,636)
Net cash provided by investing activities	20,694	14,701
Net cash provided by financing activities	263	149
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,489	$(6,786)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2018 consisted primarily of a net loss of $16.8 million and a $3.4 million outflow from net changes in operating assets and liabilities, partially offset by a $1.7 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of a cash outflow of $1.8 million from an increase in prepaid expense, primarily related to an increase in prepaid clinical costs, and a cash outflow of $1.6 million from a decrease in accounts payable and accrued expenses. Net non-cash charges primarily consisted of stock-based compensation expense of $1.9 million.

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

Net cash provided by investing activities

Net cash provided by investing activities was $20.7 million for the three months ended March 31, 2018, which primarily included cash inflows of $26.7 million from maturities of available-for-sale marketable securities and $10.9 million from the sale of available-for-sale marketable securities, partially offset by cash outflows of $16.8 million for the purchase of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017, consisted of proceeds of $263 thousand and $149 thousand, respectively, received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2018 consisted of an operating lease obligation in connection with our operating facility in Stamford, Connecticut. See Note 15 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2018, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as disclosed in Note 2, Basis of Presentation, of Notes to Condensed Financial Statements, included in this Quarterly Report on Form 10-Q regarding revenue recognition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2018, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including money market funds and investment-grade debt instruments, principally corporate notes, commercial paper and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

Information about our market risks are disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our market risks as of March 31, 2018.

As of March 31, 2018, we had invested $62.6 million of our cash reserves in such marketable securities. Those marketable securities include $33.4 million of investment grade debt instruments with a yield of approximately 1.63% and maturities through July 2018 and $29.2 million of money market funds with an average annual return of 1.23%. As of December 31, 2017, we had invested $83.2 million of our cash reserves in such marketable securities. Those marketable securities included $43.2 million of investment grade debt instruments with a yield of approximately 1.70% and maturities through July 2018 and $40.0 million of money market funds with an average annual return of 1.32%.

We maintain an investment portfolio in accordance with our investment policy, which includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and meet our operating needs. Our investments are subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of March 31, 2018 and December 31, 2017, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have no impact on our results of operations, financial position or cash flows for any period presented from our two revenue-related contracts, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject.  During the three months ended March 31, 2018, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

CARA THERAPEUTICS, INC.

Date: May 9, 2018	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By	/s/ MANI MOHINDRU
Mani Mohindru, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)