Form 10-Q
period 2018-09-30
Cara Therapeutics, Inc.
filed 2018-11-06
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

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

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of November 1, 2018 was: 39,446,757.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$96,729	$9,388
Marketable securities	109,348	83,181
Income tax receivable	539	731
Other receivables	193	123
Prepaid expenses	4,218	1,635
Restricted cash, current	361	—
Total current assets	211,388	95,058
Property and equipment, net	908	1,177
Restricted cash	408	769
Total assets	$212,704	$97,004
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,003	$8,506
Current portion of deferred revenue	29,242	—
Total current liabilities	43,245	8,506

Deferred revenue, non-current	18,300	—
Deferred lease obligation	1,629	1,718
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017, zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017, 39,389,515 shares and 32,662,255 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	39	33
Additional paid-in capital	423,180	307,158
Accumulated deficit	(273,702)	(220,341)
Accumulated other comprehensive income (loss)	13	(70)
Total stockholders’ equity	149,530	86,780
Total liabilities and stockholders’ equity	$212,704	$97,004

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
License and milestone fees	$5,029	$—	$7,903	$530
Collaborative revenue	—	—	—	313
Clinical compound revenue	33	—	33	68
Total revenue	5,062	—	7,936	911
Operating expenses:
Research and development	22,303	9,151	52,732	36,948
General and administrative	3,227	3,805	10,609	8,877
Total operating expenses	25,530	12,956	63,341	45,825
Operating loss	(20,468)	(12,956)	(55,405)	(44,914)
Other income	1,002	367	1,780	788
Loss before benefit from income taxes	(19,466)	(12,589)	(53,625)	(44,126)
Benefit from income taxes	66	145	264	178
Net loss	$(19,400)	$(12,444)	$(53,361)	$(43,948)
Net loss per share:
Basic and Diluted	$(0.51)	$(0.38)	$(1.54)	$(1.43)
Weighted average shares:
Basic and Diluted	38,034,216	32,591,550	34,696,835	30,729,752
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for- sale marketable securities	70	53	83	37
Total comprehensive loss	$(19,330)	$(12,391)	$(53,278)	$(43,911)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2016	27,296,863	$27	$212,866	$(162,171)	$3	$50,725
Sale of common stock in a follow- on public offering ($18.00 per share), net of underwriting discounts and commissions and offering expenses of $5,891	5,117,500	5	86,219	—	—	86,224
Stock-based compensation expense	—	—	4,046	—	—	4,046
Modification of equity awards	—	—	474	—	—	474
Shares issued upon exercise of stock options	194,122	1	1,515	—	—	1,516
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	45	(45)	—	—
Net loss	—	—	—	(43,948)	—	(43,948)
Other comprehensive income	—	—	—	—	37	37
Balance at September 30, 2017	32,608,485	$33	$305,165	$(206,164)	$40	$99,074

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,662,255	$33	$307,158	$(220,341)	$(70)	$86,780
Sale of common stock under license agreement	1,174,827	1	14,555	—	—	14,556
Sale of common stock in a follow- on public offering ($19.00 per share), net of underwriting discounts and commissions and offering expenses of $6,248	5,175,000	5	92,072	—	—	92,077
Stock-based compensation expense	—	—	5,759	—	—	5,759
Shares issued upon exercise of stock options	377,433	—	3,636	—	—	3,636
Net loss	—	—	—	(53,361)	—	(53,361)
Other comprehensive income	—	—	—	—	83	83
Balance at September 30, 2018	39,389,515	$39	$423,180	$(273,702)	$13	$149,530

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating activities
Net loss	$(53,361)	$(43,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,759	4,046
Modification of equity awards	—	474
Depreciation and amortization	318	370
Amortization/accretion of available-for-sale marketable securities	(1,177)	(356)
Realized loss (gain) on sale of available-for-sale marketable securities	32	(4)
Realized gain on sale of property and equipment	—	(41)
Deferred rent costs	(89)	131
Deferred revenue	47,542	—
Changes in operating assets and liabilities:
Income tax receivable	192	147
Other receivables	(70)	(10)
Prepaid expenses	(2,583)	38
Accounts payable and accrued expenses	5,497	(4,261)
Net cash provided by (used in) operating activities	2,060	(43,414)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	85,500	65,406
Proceeds from sale of available-for-sale marketable securities	28,250	5,730
Purchases of available-for-sale marketable securities	(138,689)	(115,745)
Purchases of property and equipment	(49)	(58)
Proceeds from sale of property and equipment	—	41
Net cash used in investing activities	(24,988)	(44,626)
Financing activities
Proceeds from sale of common stock in a follow-on public offering, net of issuance costs	92,077	86,224
Proceeds from the sale of common stock under license agreement	14,556	—
Proceeds from the exercise of stock options	3,636	1,516
Net cash provided by financing activities	110,269	87,740
Net increase (decrease) in cash, cash equivalents and restricted cash	87,341	(300)
Cash, cash equivalents and restricted cash at beginning of period	10,157	13,561
Cash, cash equivalents and restricted cash at end of period	$97,498	$13,261

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

As of September 30, 2018, the Company had raised aggregate net proceeds of approximately $383,200 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and three follow-on public offerings of common stock, which closed in July 2018, April 2017 and August 2015, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received approximately $88,900 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaborations and Licensing Agreements).

As of September 30, 2018, the Company had unrestricted cash and cash equivalents and marketable securities of $206,077 and an accumulated deficit of $273,702. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $19,400 and $12,444 for the three months ended September 30, 2018 and 2017, respectively, and $53,361 and $43,948 for the nine months ended September 30, 2018 and 2017, respectively, and had net cash provided by (used in) operating activities of $2,060 and $(43,414) for the nine months ended September 30, 2018 and 2017, respectively.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer based on the contract terms at inception of a contract. There is a constraint on inclusion of variable consideration related to licenses of IP, such as milestone payments or sales-based royalty payments, in the transaction price if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future because it is probable that there will be a significant reversal of revenue in the future when the uncertainty is resolved. The determination of whether or not it is probable that a significant reversal of revenue will occur in the future depends on the likelihood and magnitude of the reversal.  Factors that could increase the likelihood or magnitude of a reversal of revenue include (a) the susceptibility of the amount of consideration to factors outside the entity’s influence, such as the outcome of clinical trials, the timing of initiation of clinical trials by the counterparty and the approval of drug product candidates by regulatory agencies, (b) situations in which the uncertainty is not expected to be resolved for a long period of time, and (c) level of the Company’s experience in the field. When it becomes probable that events will occur, for which variable consideration was constrained at inception of the contract, the Company allocates the related consideration to the separate performance obligations in the same manner as described below.

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

Other Accounting Pronouncements Recently Adopted

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

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

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 to remove the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also amends Topic 820 to clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 also requires additional disclosure for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company will adopt ASU 2018-13, as applicable, on January 1, 2020. The Company does not expect that the adoption of ASU 2018-13 will have a material effect on its results of operations, financial position, cash flows or footnote disclosures.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Accordingly, under ASU 2018-07, the fair value of stock options granted to nonemployees will be measured only on the grant date, the amount of which will be recognized as compensation expense over the nonemployee’s service (vesting) period in the same period(s) and in the same manner as if the Company had paid cash for the goods or services instead of paying with or using share-based payment awards. On an award-by-award basis, the Company may elect to use the contractual term as the expected term when estimating the fair value of a nonemployee award to satisfy the measurement objective. Prior guidance under Subtopic 505-50 required the fair value of nonemployee stock options to be marked to market at each reporting period during the service period, which resulted in volatility of compensation expense during that period. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will adopt ASU 2018-07 on January 1, 2019 on a modified retrospective basis through a cumulative-effect adjustment to equity by remeasuring, on that date, the fair value of all outstanding unvested stock options that had been granted to nonemployees. The Company expects that the adoption of ASU 2018-07 will not have a material effect on its results of operations, financial position or cash flows because grants of stock options to nonemployees have been insignificant.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the current guidance for the accounting and disclosure of leases (ASC 840) for both lessees and lessors. The Company has completed its preliminary review of existing contracts and has identified one material contract that contains a lease. The primary effect of adoption will be the requirement to record a right-of-use asset and a corresponding lease obligation for the Stamford operating lease (see Note 15, Commitments and Contingencies). ASU 2016-02 is effective for interim and annual periods beginning after December 31, 2018 but may be adopted earlier. ASU 2016-02 requires modified retrospective adoption. However, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, which allows entities to elect an optional transition method by continuing to apply the guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year that they adopt the new leases guidance in ASC 842. Entities that elect this optional transition method would record the cumulative effect of adoption on the effective date rather than at the beginning of the earliest comparative period presented. The Company will adopt ASU 2016-02 and ASU 2018-11 on January 1, 2019 using the optional transition method from ASU 2018-11. The Company does not expect that ASU 2016-02 or ASU 2018-11 will have a material impact on its Condensed Statements of Comprehensive Loss or its Condensed Statements of Cash Flows, but it does expect that upon adoption, it will have a material impact on the assets and liabilities on the Condensed Balance Sheets.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3. Available-for-Sale Marketable Securities

As of September 30, 2018 and December 31, 2017, the Company’s available-for-sale marketable securities consisted of money market funds and debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and by investment grade institutions.

The following tables summarize the Company's available-for-sale marketable securities by major type of security as of September 30, 2018 and December 31, 2017:

As of September 30, 2018

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$51,428	$27	$—	$51,455
U.S. Treasury securities	2,996	—	—	2,996
U.S. government agency obligations	2,592	—	—	2,592
Corporate bonds	10,933	1	(5)	10,929
Commercial paper	41,386	1	(11)	41,376
Total available-for-sale marketable securities	$109,335	$29	$(16)	$109,348

As of December 31, 2017

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$39,988	$—	$(37)	$39,951
U.S. government agency obligations	7,799	—	(5)	7,794
Corporate bonds	15,919	—	(12)	15,907
Commercial paper	19,545	—	(16)	19,529
Total available-for-sale marketable securities	$83,251	$—	$(70)	$83,181

All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Marketable securities.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2018, the Company’s marketable debt securities mature at various dates through April 2019. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows. The table does not include money market funds that are classified as available-for-sale marketable securities.

	As of September 30, 2018		As of December 31, 2017
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$57,907	$57,893	$43,263	$43,230

During the nine months ended September 30, 2018, the Company sold shares of a money market fund, that is classified as an available-for-sale marketable security, with a total fair value of $28,250. The cost of the money market fund shares that were sold was determined by specific identification. The sales of the shares of the money market fund resulted in a realized loss of $32.

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

As of September 30, 2018

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$10,929	$(5)	$—	$—	$10,929	$(5)
Commercial paper	41,376	(11)	—	—	41,376	(11)
Total	$52,305	$(16)	$—	$—	$52,305	$(16)

As of December 31, 2017

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Money market funds	$39,951	$(37)	$—	$—	$39,951	$(37)
U.S. government agency obligations	7,794	(5)	—	—	7,794	(5)
Corporate bonds	15,907	(12)	—	—	15,907	(12)
Commercial paper	19,031	(16)	—	—	19,031	(16)
Total	$82,683	$(70)	$—	$—	$82,683	$(70)

As of September 30, 2018 and December 31, 2017, the Company held a total of 26 out of 31 positions and 30 out of 31 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of September 30, 2018 and December 31, 2017. The Company does not intend to sell these debt securities before maturity and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company's only component of AOCI, for the nine months ended September 30, 2018 and September 30, 2017.

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(70)
Other comprehensive income before reclassifications	51
Amount reclassified from accumulated other comprehensive loss	32
Net current period other comprehensive income	83
Balance, September 30, 2018	$13

Balance, December 31, 2016	$3
Other comprehensive income before reclassifications	41
Amount reclassified from accumulated other comprehensive income	(4)
Net current period other comprehensive income	37
Balance, September 30, 2017	$40

The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of
Component of AOCI	2018	2017	2018	2017	Operations
Unrealized gains (losses) on available- for-sale marketable securities	$(17)	$—	$(32)	$4	Other income
	—	—	—	—	Benefit from income taxes
	$(17)	$—	$(32)	$4

The amounts reclassified out of AOCI into net loss were determined by specific identification.

5. Fair Value Measurements

As of September 30, 2018 and December 31, 2017, the Company’s financial instruments consisted of cash and cash equivalents, available-for-sale marketable securities, restricted cash, accounts payable and accrued liabilities. The fair values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2018 or December 31, 2017.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

Fair value measurement as of September 30, 2018:

Financial assets		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market fund and checking accounts	$96,729	$96,729	$—	$—
Available-for-sale marketable securities:
Money market funds	51,455	—	51,455	—
U.S. Treasury securities	2,996	—	2,996	—
U.S. government agency obligations	2,592	—	2,592	—
Corporate bonds	10,929	—	10,929	—
Commercial paper	41,376	—	41,376	—
Restricted cash:
Commercial money market account	769	769	—	—
Total financial assets	$206,846	$97,498	$109,348	$—

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

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the nine months ended September 30, 2018. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the nine months ended September 30, 2018.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its lease for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of September 30, 2018, the restricted cash balance for the Stamford lease was invested in a commercial money market account. This balance is required to remain at $769 through May 2019 and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in 2023. The reduction in the balance of the letter of credit for the Stamford lease is contingent upon the Company not being in default of any provisions of that lease prior to the request for the reduction. As of September 30, 2018, the Company had $361 of restricted cash related to the Stamford lease in current assets and $408 in long-term assets. As of December 31, 2017, the Company had $769 of restricted cash related to the Stamford lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$96,729	$9,388
Restricted cash, current assets	361	—
Restricted cash, long-term assets	408	769
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$97,498	$10,157

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7. Prepaid expenses

As of September 30, 2018, prepaid expenses were $4,218, consisting of $3,466 of prepaid R&D clinical costs, $505 of prepaid insurance and $247 of other prepaid costs. As of December 31, 2017, prepaid expenses were $1,635, consisting of $1,287 of prepaid R&D clinical costs, $124 of prepaid insurance, and $224 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$2,638	$3,829
Accrued research projects	8,978	2,356
Accrued professional fees	253	384
Accrued compensation and benefits	2,011	1,864
Accrued other	123	73
Total	$14,003	$8,506

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

On May 17, 2018, the Company issued 1,174,827 shares of its common stock to Vifor in connection with the license agreement entered into with VFMCRP (refer to Note 10, Collaboration and Licensing Agreements).

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

On July 23, 2018, the Company closed the offering, including the full exercise of the underwriters’ option to purchase 675,000 additional shares of common stock. The Company received net proceeds of approximately $92,077, after deducting $6,248 relating to underwriting discounts and commissions and offering expenses.

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

The Company retains the rights to make and have made the Licensed Product in the Territory for commercial sale by VFMCRP in the Field in or outside the Territory and for supply of Licensed Product to VFMCRP under the terms of a supply agreement, or the Supply Agreement. The supply price will be the Company’s cost of goods sold, as calculated under U.S. GAAP, plus an agreed upon margin. The Supply Agreement will co-terminate with the VFMCRP Agreement. In regards to a supply agreement, the VFMCRP Agreement only includes a requirement for the Company to negotiate in good faith with VFMCRP. After the execution of the VFMCRP Agreement, a separate agreement to supply them with the Licensed Product would be entered into, although the Company has no obligation to execute a supply agreement. In the event that the parties fail to enter into a Supply Agreement or if the Company fails to provide Licensed Product on a timely basis, VFMCRP has the right to manufacture or have manufactured the Licensed Product in and outside the Territory.

The Supply Agreement will be accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized as Clinical Supply revenue in the Company’s Statements of Comprehensive Loss as sales of the Licensed Product occur. As of September 30, 2018, no supply agreement has been entered into between the Company and VFMCRP.

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

The VFMCRP Agreement may be terminated earlier by either party for material breach that is not cured within 60 days, bankruptcy by either party and by both parties upon mutual written consent. The Company may terminate the VFMCRP Agreement if VFMCRP challenges the validity of any licensed patent rights, except if such patent challenge results from the Company’s action against VFMCRP for infringement of any licensed patent in the Territory. In addition, upon the earlier of (1) the acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date, the VFMCRP Agreement may be terminated by VFMCRP in its entirety or with respect to any countries within the Territory upon written notice to the Company. Such termination will be effective twelve months following the date of such notice.

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

In March 2017, Maruishi entered into a sub-license agreement with Kissei Pharmaceutical Co. Ltd. for the development and sales/marketing of CR845/difelikefalin (called MR13A9 by Maruishi) for the treatment of uremic pruritus in dialysis patients in Japan. Consequently, for the nine months ended September 30, 2017, the Company recognized revenue of $843 related to the sub-license fee. The Company allocated the amount of the sub-license fee to each of the two identified performance obligations in the same proportion as the upfront license fee that the Company received at inception of the Maruishi Agreement. Accordingly, $530 was recognized as license and milestone fees revenue and $313 was recognized as collaborative revenue.

During the three and nine months ended September 31, 2018, the Company recognized clinical compound revenue of $33 from the sale of clinical compound to Maruishi. During the nine months ended September 30, 2017, the Company recognized clinical compound revenue of $68 from the sale of clinical compound to Maruishi. There were no sales of clinical compound during the three months ended September 30, 2017.

The Company incurred R&D expense related to the Maruishi Agreement of $30, consisting of cost of clinical compound, during the three and nine months ended September 30, 2018. The Company incurred R&D expense related to the Maruishi Agreement of $61, consisting of cost of clinical compound, during the nine months ended September 30, 2017. The Company did not incur any R&D expense for clinical compound during the three months ended September 30, 2017.

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

Contract balances

As of September 30, 2018, the Company had deferred revenue, current of $29,242 and deferred revenue, non-current of $18,300 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables or other assets related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of September 30, 2018. As of December 31, 2017, the Company had no balances of receivables, other assets or deferred revenue related to the Maruishi and CKDP Agreements.

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

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. As of September 30, 2018, $7,903 of that amount was recognized as license and milestone fees revenue based on the percentage of R&D services that had been completed. As of September 30, 2018, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $47,542 at September 30, 2018 will be recognized by 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

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

During the nine months ended September 30, 2018 and 2017, no milestone events were probable of occurrence or achieved.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three and nine months ended September 30, 2018 and 2017, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Weighted average common shares outstanding	38,034,216	32,591,550	34,696,835	30,729,752

Diluted:
Weighted average common shares outstanding - Basic	38,034,216	32,591,550	34,696,835	30,729,752
Common stock options*	—	—	—	—
Denominator for diluted net loss per share	38,034,216	32,591,550	34,696,835	30,729,752

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(19,400)	$(12,444)	$(53,361)	$(43,948)

Weighted-average common shares outstanding:
Basic and Diluted	38,034,216	32,591,550	34,696,835	30,729,752

Net loss per share, Basic and Diluted	$(0.51)	$(0.38)	$(1.54)	$(1.43)

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2018 and 2017, 3,780,390 and 3,492,786 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 83,791 restricted stock units granted during the three and nine months ended September 30, 2018 were also not included in the computation of diluted net loss per share because to do would have been anti-dilutive (see Note 13, Stock-Based Compensation).

13. Stock-Based Compensation

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator. Initial grants of Stock Awards made to employees and non-employee consultants generally vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date. Stock options initially granted to members of the Company’s Board of Directors vest over a period of three years in equal installments from the date of the grant, subject to the option holder’s continued service as a Director through such date. Subsequent grants to Directors that are made automatically at Annual Meetings of Stockholders vest fully on the first anniversary of the date of grant. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

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

Restricted Stock Units

During the three and nine months ended September 30, 2018, the Company granted a total of 83,791 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $20.21 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets through the first quarter of 2019, subject to the recipient’s continuous service through the vesting events. The Company has determined that the probability of achievement of the performance targets cannot be determined until they are achieved, and accordingly, the Company intends to recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vest in accordance with achievement of the performance targets. As of September 30, 2018, none of the performance targets had been achieved and, consequently, none of the restricted stock units had vested and no compensation expense has been recognized.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, the Company granted 165,000 and 415,000 stock options during the three months ended September 30, 2018 and 2017, respectively, and 897,500 and 1,253,500 stock options during the nine months ended September 30, 2018 and 2017, respectively. The fair values of stock options granted during the three and nine months ended September 30, 2018 and 2017 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.73% - 2.99%	1.87% - 1.97%	2.51% - 2.99%	1.85% - 2.57%
Expected volatility	82.6% - 87.6%	81.4% - 81.7%	82.6% - 92.8%	75.3% - 83.3%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of non-employee options (in years)	—	—	—	10

The weighted-average grant date fair value of options granted to employees, non-employee members of the Company’s Board of Directors for their Board service and non-employee consultants during the three months ended September 30, 2018 and 2017 was $14.51 and $10.00, respectively, and during the nine months ended September 30, 2018 and 2017 was $11.25 and $11.61, respectively.

As of September 30, 2018 and 2017, the Company used the Black-Scholes option valuation model with the following ranges of assumptions to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505-50:

	September 30,
	2018	2017
Risk-free interest rate	2.06% - 3.02%	1.28% - 2.28%
Expected volatility	77.4% - 80.9%	75.2% - 84.0%
Expected dividend yield	0%	0%
Expected life of non-employee options (in years)	0.26 - 8.44	0.88 - 9.44

The weighted-average fair value of outstanding options that had been granted to non-employee consultants, as re-measured during the vesting period of each tranche in accordance with ASC 505-50, was $20.48 and $8.31 as of September 30, 2018 and 2017, respectively.

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

During the three and nine months ended September 30, 2018 and 2017, the Company recognized compensation expense in the accompanying Condensed Statements of Comprehensive Loss relating to stock options, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$901	$619	$2,401	1,784
General and administrative	918	1,475	3,358	2,736
Total stock option expense	$1,819	$2,094	$5,759	$4,520

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Included in the table above are the following amounts of compensation expense recognized with regard to stock options that were granted to non-employee consultants, including the effect of re-measurement of the fair values of those options, as described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$68	$9	$189	$156
General and administrative	13	70	192	103
Total stock option expense	$81	$79	$381	$259

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	3,492,141	$11.75
Granted	897,500	15.12
Exercised	(377,433)	9.64
Expired	(58,395)	10.65
Forfeited	(173,423)	12.12
Outstanding, September 30, 2018	3,780,390	$12.76

Options exercisable, September 30, 2018	1,797,351

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the nine months ended September 30, 2018 and 2017.

14. Income Taxes

For the three months ended September 30, 2018 and 2017, pre-tax losses were $19,466 and $12,589, respectively, and for the nine months ended September 30, 2018 and 2017, pre-tax losses were $53,625 and $44,126, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2018 and December 31, 2017. Upon adoption of ASU 2016-09 on January 1, 2017, the tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $66 and $145 for the three months ended September 30, 2018 and 2017, respectively, and $264 and $178 for the nine months ended September 30, 2018 and 2017, respectively relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, the Company reduced its deferred tax assets, which were offset by a corresponding reduction to its valuation allowance. On September 30, 2018 and December 31, 2017, the Company did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

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

15. Commitments and Contingencies

Contractual obligations and commitments as of September 30, 2018, consisting of future minimum lease payments under the Company’s Stamford lease, were as follows:

	Payment Due for the Year Ending December 31,
	2018	2019	2020	2021	2022	2023	Total
Stamford operating lease	$300	$1,215	$1,240	$1,264	$1,288	$1,164	$6,471

Stamford Operating Lease

In December 2015, the Company entered into a lease agreement, or the Stamford Lease, with Four Stamford Plaza Owner LLC, or the Landlord, for office space in Stamford, Connecticut, or the Premises, for the purpose of relocating its headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in November 2023. The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company began to make rental payments from the Commencement Date. The Company records monthly rent expense on a straight-line basis from March 2016, upon taking possession of the Premises, through November 2023. As of September 30, 2018 and December 31, 2017, the balance of deferred lease obligation, representing the difference between cash rent paid and straight-line rent expense, was $895 and $876, respectively. The Stamford Lease is renewable for one five-year term.

As of the Commencement Date, the Stamford landlord had made tenant improvements of approximately $1,094 to the leased premises. Such amount was included in Property and equipment, net and in Deferred lease obligation on the Company’s Balance Sheet on that date. The portion of Deferred lease obligation that is related to tenant improvements is being amortized as a reduction to rent expense over the same term as rent expense. As of September 30, 2018 and December 31, 2017, the balance of Deferred lease obligation related to tenant improvements was $734 and $842, respectively.

In connection with the signing of the Stamford Lease, the Company entered into a standby letter of credit agreement for $769, which serves as a security deposit for the Premises. The standby letter of credit is automatically renewed annually through November 2023. This standby letter of credit is secured with restricted cash in a money market account (refer to Note 6, Restricted Cash).

16. Subsequent Event

On October 18, 2018, the Company and its then Chief Medical Officer, or CMO, agreed to the transition of the role from CMO to a consultant. On October 22, 2018, the Company and the former CMO entered into a Separation and Consulting Agreement, pursuant to which the former CMO will provide consulting services to the Company for a period of up to nine months. Effective October 22, 2018, a new CMO was appointed by the Company.

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
•

the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP markets as well as post-operative care markets, and for our other product candidates and our ability to serve those markets;

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

Recent Developments

Chief Medical Officer

On October 18, 2018, we and our then Chief Medical Officer, or CMO, agreed to the transition of his role from CMO to a consultant. On October 22, 2018, we entered into a Separation and Consulting Agreement with our former CMO, pursuant to which he will provide consulting services to us for a period of up to nine months. Effective October 22, 2018, we appointed a new CMO.

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

On July 23, 2018, we closed the offering, including the full exercise of the underwriters’ option to purchase 675,000 additional shares of common stock. We received net proceeds of approximately $92.1 million, after deducting $6.2 million relating to underwriting discounts and commissions and offering expenses.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pain or pruritus associated with certain diseases such as CKD, CLD and others due to the following attributes:

•	novel, peripherally-acting, kappa opioid receptor agonist mechanism of action;
•	evidence of efficacy in completed clinical trials of pruritus and pain;
•	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
•	potential for reduction of post-operative nausea and vomiting;
•	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
•	lower potential for addiction or abuse liability;
•

avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and

•

availability in injectable form for acute pain treatment as well as for treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings and oral form for treatment of chronic pain or pruritus conditions in the outpatient setting.

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/ difelikefalin) Injection	Pruritus Chronic Kidney Disease- Hemodialysis	• KALM-1 and KALM-2 Phase 3 efficacy trials ongoing • Phase 3 long term safety trial ongoing	Cara (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
• Phase 2 adaptive trial completed and data reported • Breakthrough Therapy Designation granted by FDA in June 2017
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 efficacy trial ongoing • Phase 1 safety and PK study - enrollment completed	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Chronic Liver Disease (CLD)	• Phase 1 safety and PK trial ongoing - enrollment completed	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Pain	CR845/difelikefalin Injection	Acute Post-Operative Pain	• Adaptive Phase 2/3 trial completed; Top-line data released	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral CR845/difelikefalin	Chronic Pain	• Phase 2b osteoarthritis, or OA, clinical trial completed and data reported	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	CR701	Chronic Pain	• Preclinical	Cara (Worldwide)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

Pruritus, or itch, is associated with certain chronic conditions such as kidney disease, atopic dermatitis, eczema, liver disease and psoriasis. Based on KORSUVA (CR845/difelikefalin)’s effect on the peripheral nervous system and immune cells which result into anti-pruritic and anti-inflammatory effects in non-clinical models, we believe KORSUVA (CR845/difelikefalin) has the potential to treat pruritus associated with multiple medical conditions.

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

KALMTM-1 and KALM-2 Phase 3 Efficacy Trials of KORSUVA (CR845/Difelikefalin) Injection

In January 2018, we initiated the first Phase 3 efficacy trial (KALM-1) to support regulatory filings for the approval of KORSUVA (CR845/difelikefalin) injection. This U.S study is a multicenter, randomized, double-blind, placebo-controlled 12-week treatment trial (with a 52-week open label extension phase) that is designed to evaluate the safety and efficacy of 0.5 mcg/kg of KORSUVA (CR845/difelikefalin) injection to be administered three times per week after dialysis in 350 hemodialysis patients with moderate-to-severe pruritus, with a pre-specified interim assessment that allows for expansion of the study to up to 500 patients, if needed. The primary efficacy endpoint is the proportion of patients achieving at least a 3‑point improvement from baseline with respect to the weekly mean of the daily 24‑hour worst itching intensity numeric rating scale, or NRS, score at week 12. Secondary endpoints of the Phase 3 trial include assessment of itch-related quality of life changes measured using self-assessment 5-D Itch and Skindex-10 scales, as well as the proportion of patients achieving at least 4-point improvement from baseline in weekly mean of the daily 24-hour worst itching NRS score at week 12 and patient global impression of change. Based on the current status of the KALM-1 trial, we anticipate the completion of the interim assessment by year-end 2018 or early 2019, and expect completion of the 12-week treatment period for the full trial within the first half of 2019.

In August 2018, we announced the dosing of first patient in the second Phase 3 efficacy trial (KALM-2) to support regulatory filings worldwide that is matching in design and size to the KALM-1 trial. This second Phase 3 trial is designed to enroll hemodialysis patients with moderate-to-severe pruritus in the United States as well as in multiple countries in Europe and Asia Pacific. We expect to report data from both KALM-1 and KALM-2 trials in 2019.

Phase 3 Safety Trial of KORSUVA (CR845/Difelikefalin) Injection

In the second quarter of 2017, we initiated a 52-week Phase 3 safety trial that is expected to enroll up to 240 hemodialysis patients with CKD-aP, including those who have completed prior Phase 2 trials of KORSUVA (CR845/difelikefalin) injection as well as patients who have not been previously exposed to CR845/difelikefalin. This open-label trial is evaluating the long-term safety of KORSUVA (CR845/ difelikefalin) injection at the dose of 0.5mcg/kg and has currently enrolled over 175 patients with CKD-aP, with a number of patients who have completed one year of treatment.

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

Phase 2/3 Adaptive Design Trial of KORSUVA (CR845/Difelikefalin) Injection in Dialysis Patients

In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of KORSUVA (CR845/difelikefalin) injection in dialysis patients suffering from moderate-to-severe uremic pruritus. In March 2017, we announced top-line data from the Phase 2 trial, which was a randomized, double-blind, placebo-controlled trial of three doses of intravenous KORSUVA (CR845/difelikefalin) injection (0.5 mcg/kg, 1.0 mcg/kg and 1.5 mcg/kg) administered three times per week after dialysis over an eight-week treatment period in 174 patients with moderate-to-severe uremic pruritus.

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

Overall, KORSUVA (CR845/difelikefalin) was observed to be generally well tolerated over the eight-week treatment period and the unblinded Drug Safety Monitoring Board did not raise any safety concerns during the course of the trial. The most common treatment-emergent adverse events were somnolence, headache, dizziness, mental status changes, nausea and diarrhea, generally in line with what has been observed in previous clinical studies of KORSUVA (CR845/difelikefalin). The Phase 3 part of this study has been replaced by KALM-1.

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

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Kidney Disease-Associated Pruritus

In July 2018, we announced the dosing of first patients in a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III-V (moderate-to-severe) CKD patients. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12-week trial is designed to evaluate the safety and efficacy of three dose levels (0.25 mg, 0.5 mg and 1 mg, once daily) of Oral KORSUVA versus placebo in approximately 240 stage III-V CKD patients with moderate-to-severe pruritus, with a pre-specified interim analysis that allows for expansion of the study to up to 480 patients, if needed. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour Worst Itch Numeric Rating Scale (NRS) score at Week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 12, as assessed by the total Skindex-10 and 5-D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24-hour Worst Itch NRS score at week 12.

The dosing of the above Phase 2 trial was informed by the results of our Phase 1 trial of Oral KORSUVA (CR845/difelikefalin) in patients with Stage III - V CKD. Data from the Phase 1 trial was used to assess the PK and safety of different tablet strengths of Oral KORSUVA (CR845/difelikefalin) (for example, 0.25 mg, 0.5 mg and 1.0 mg), dosed daily over a one-week treatment period in three groups of patients with moderate renal impairment and three groups of patients with severe renal impairment (six groups total). The exposure levels achieved with Oral KORSUVA tablets were approximately equivalent to the exposure level achieved with 0.5 mcg/kg dose of I.V. KORSUVA that exhibited statistically significant and clinically meaningful reduction in itch intensity in hemodialysis patients with moderate to severe CKD-aP in a previous Phase 2 trial.

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

In the fourth quarter of 2017, we submitted an investigational new drug application, or IND, to the FDA for Oral KORSUVA (CR845/difelikefalin) for symptomatic relief of CLD-aP and initiated a Phase 1 safety and PK clinical trial of Oral KORSUVA (CR845/difelikefalin) in patients with CLD in the first quarter of 2018. The open-label study is designed to evaluate the safety and PK profile of repeated doses of Oral KORSUVA (twice daily) in up to 60 patients with CLD and up to 12 matched healthy control subjects. Oral KORSUVA will be evaluated over an eight-day treatment period in patients with mild, moderate or severe CLD based on their Child-Pugh classification (i.e, Class A, B and C). The study is fully enrolled and we expect to announce top-line assessment within the fourth quarter of 2018. We aim to initiate a Phase 2 trial of Oral KORSUVA for the treatment of CLD-aP later this year/early next year.

Intravenous CR845/Difelikefalin for Treatment of Acute Postoperative Pain

We have also investigated CR845/difelikefalin for the treatment of pain in an acute care setting. CR845/difelikefalin is designed to provide pain relief without stimulating mu opioid receptors and therefore potentially without mu opioid-related side effects, such as nausea, vomiting, respiratory depression and euphoria.

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

Human Abuse Liability Trial of CR845/Difelikefalin Injection

In the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of CR845/difelikefalin injection. The results from this HAL trial indicate that I.V. CR845/difelikefalin (0.005 mg/kg or 0.015 mg/kg) demonstrates statistically significant lower “drug liking” scores as measured by VAS Emax (p <0.0001) when compared to I.V. pentazocine (0.5 mg/kg), an approved Schedule IV opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine.  Additionally, CR845/difelikefalin injection showed no “drug liking” dose response as both doses of CR845/difelikefalin injection were the same.  Those scores represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845/difelikefalin to be the first non-scheduled or low (Schedule V) scheduled peripheral kappa opioid for acute pain or pruritus.

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

We anticipate that our general and administrative expenses for 2018 will approximate those for 2017 to support our continued R&D activities and potential commercialization of our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, accountants, and investor relations costs. In addition, if I.V. CR845/difelikefalin, Oral CR845/difelikefalin or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	Dollar amounts in thousands			Dollar amounts in thousands
License and milestone fees revenue	$5,029	$—	N/A	$7,903	$530	1392%
Collaborative revenue	—	—	N/A	—	313	-100%
Clinical compound revenue	33	—	N/A	33	68	-51%
Total revenue	$5,062	$—	N/A	$7,936	$911	771%

License and milestone fees revenue

License and milestone fees revenue for the three and nine months ended September 30, 2018 was $5.0 million and $7.9 million, respectively. License and milestone fees revenue for the nine months ended September 30, 2017 was $530 thousand. There was no license and milestone fees revenue for the three months ended September 30, 2017. License and milestone fees revenue for the three and nine months ended September 30, 2018 was related to license fees earned by us during the period in connection with the VFMCRP Agreement. License and milestone fees revenue for the nine months ended September 30, 2017 included $530 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei Pharmaceuticals, Co. Ltd. that was allocated to the license fee performance obligation under the Maruishi Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaborations and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Collaborative revenue

There was no collaborative revenue for the three and nine months ended September 30, 2018 or the three months ended September 30, 2017. Collaborative revenue for the nine months ended September 30, 2017 included $313 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei Pharmaceuticals, Co. Ltd. that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaborations and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

Clinical compound revenue for the three and nine months ended September 30, 2018 included $33 thousand from the sale of clinical compound to Maruishi. Clinical compound revenue for the nine months ended September 30, 2017 included $68 thousand from the sale of clinical compound to Maruishi. There was no clinical compound revenue for the three months ended September 30, 2017.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$17,955	$5,654	218%	$40,041	$26,400	52%
Consultant services in support of clinical trials	792	476	67%	2,248	1,387	62%
Stock-based compensation	901	619	46%	2,401	1,784	35%
Depreciation and amortization	58	105	-44%	258	312	-17%
Other R&D operating expenses	2,597	2,297	13%	7,784	7,065	10%
Total R&D expense	$22,303	$9,151	144%	$52,732	$36,948	43%

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $12.0 million, mainly from activities related to the two Phase 3 studies of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the Phase 3 long-term safety study of I.V. KORSUVA (CR845/difelikefalin) in hemodialysis patients with CKD-aP, and the Phase 2 trial of Oral CR845 in CKD-aP patients. There was also an increase of $2.5 million in drug manufacturing costs. Those costs were partially offset by a decrease of $1.9 million, mainly from the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in postoperative pain, the Phase 2b clinical trial of Oral CR845/difelikefalin in patients with osteoarthritis, and the Phase 2 clinical trial of I.V. KORSUVA (CR845/difelikefalin) in hemodialysis patients with moderate-to-severe uremic pruritus, all of which are complete and no longer ongoing. The increase in stock-based compensation expense relates primarily to an increase in the number of options outstanding and stock option awards granted to non-employee consultants, which are marked to market each quarter, and resulted from an increase in the market price of our common stock. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel, partially offset by lower costs associated with conferences.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $26.1 million, mainly from activities related to the two Phase 3 studies of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the Phase 3 long-term safety study of I.V. KORSUVA (CR845/difelikefalin) in hemodialysis patients with CKD-aP, the Phase 2 trial of Oral CR845 in CKD-aP patients, the Phase 1 safety and PK trial of multiple doses of Oral CR845/difelikefalin in moderate-to-severe CKD patients and the Phase 1 safety and PK trial of Oral CR845/difelikefalin in patients with liver disease. There was also an increase of $3.9 million in drug manufacturing costs. Those costs were partially offset by a decrease of $15.3 million, mainly from the Phase 2b clinical trial of Oral CR845/difelikefalin in patients with osteoarthritis, the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in postoperative pain, the Phase 2 clinical trial of I.V. KORSUVA (CR845/difelikefalin) in hemodialysis patients with moderate-to-severe uremic pruritus, and the Phase 1 safety and PK trial of multiple doses of Oral CR845/difelikefalin in hemodialysis patients, all of which are complete and no longer ongoing. The increase in stock-based compensation expense relates primarily to an increase in the number of options outstanding. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel, partially offset by lower costs associated with conferences.

The following table summarizes our R&D expenses by programs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$11,187	$1,274	778%	$23,045	$5,640	309%
I.V. CR845 - Pain	2,018	2,291	-12%	5,986	11,021	-46%
Oral CR845 - Pruritus	5,510	1,278	331%	11,073	3,884	185%
Oral CR845 - Pain	32	1,287	-98%	2,185	7,242	-70%
Internal research and development expenses	3,556	3,021	18%	10,443	9,161	14%
Total research and development expenses	$22,303	$9,151	144%	$52,732	$36,948	43%

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$702	$602	17%	$2,184	$1,704	28%
Stock-based compensation	918	1,475	-38%	3,358	2,736	23%
Depreciation and amortization	21	20	6%	60	58	4%
Other G&A operating expenses	1,586	1,708	-7%	5,007	4,379	14%
Total G&A expense	$3,227	$3,805	-15%	$10,609	$8,877	20%

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs and legal fees. The decrease in stock-based compensation expense resulted from the acceleration of vesting of outstanding stock option awards upon the retirement of our former Chief Financial Officer during the three months ended September 30, 2017 and an increase in forfeitures of stock option awards. The decrease in other G&A operating expenses was primarily the result of a decrease in rent, utilities and related costs.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs and legal fees. The increase in stock-based compensation expense resulted from additional stock option grants to employees. The increase in other G&A operating expenses was primarily the result of an increase in payroll and related costs associated with G&A personnel, partially offset by a decrease in rent, utilities and related costs.

Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Other Income	$1,002	$367	173%	$1,780	$788	126%

During the three months ended September 30, 2018 compared to the three months ended September 30, 2017, the increase in other income was primarily due to an increase in dividend and interest income resulting from a higher average balance of our portfolio of investments in the 2018 period.

During the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the increase in other income was primarily due to an increase in dividend and interest income resulting from a higher average balance of our portfolio of investments in the 2018 period.

Benefit from Income Taxes

For the three months ended September 30, 2018 and 2017, pre-tax losses were $19.5 million and $12.6 million, respectively, and we recognized a benefit from income taxes of $66 thousand and $145 thousand, respectively.  For the nine months ended September 30, 2018 and 2017, pre-tax losses were $53.6 million and $44.1 million, respectively, and we recognized a benefit from income taxes of $264 thousand and $178 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at September 30, 2018 and December 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2018, we have raised an aggregate of approximately $486.6 million to fund our operations, including (1) net proceeds of $309.8 million from the sale of shares of our common stock in four public offerings, including our initial public offering; (2) proceeds of  $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $88.9 million under our license agreements, primarily with VFMCRP, Maruishi and CKDP, and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaborations and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

On April 5, 2017, we completed a public offering of 5,117,500 shares of our common stock, including 667,500 shares sold upon the full exercise by the underwriters of their option to buy additional shares pursuant to our shelf registration statement. We received net proceeds of $86.2 million after deducting the underwriting discounts and commissions and offering expenses paid by us. The proceeds of the offering are/were being used to fund our clinical and research development activities, including the ongoing Phase 3 program for I.V. KORSUVA (CR845/difelikefalin) in CKD-aP or uremic pruritus, additional trials of Oral CR845/difelikefalin in other diseases associated with pruritus, the recently completed Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in postoperative pain, as well as for working capital and general corporate purposes.

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

On July 23, 2018, we closed the offering, including the full exercise of the underwriters’ option to purchase 675,000 additional shares of common stock. We received net proceeds of approximately $92.1 million, after deducting $6.2 million relating to underwriting discounts and commissions and offering expenses.

We intend to use the net proceeds from this most recent underwritten offering to fund our clinical and research development activities, including the completion of our Phase 3 programs and submission of a new drug application to the FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients, the advancement of Oral KORSUVA (CR845/difelikefalin) into Phase 2 trials for the treatment of CKD-aP in Stage III-V patients and CLD patients, the expansion of our Oral KORSUVA program into certain dermatologic conditions and the exploration of further development of CR845/difelikefalin injection in the post-operative setting after consultation with the FDA, as well as for working capital and other general corporate purposes.

We may offer additional securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the use of a shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

As of September 30, 2018, we had $206.1 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into 2021, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

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

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of September 30, 2018, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments.

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

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.25 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of September 30, 2018, we have received milestone payments of $1.5 million before South Korean withholding tax.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $19.4 million and $12.4 million for the three months ended September 30, 2018 and 2017, respectively, and $53.4 million and $43.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $273.7 million. We expect to continue to incur significant expenses and operating and net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable an NDA submission, and conducting Phase 1 and Phase 2 trials of Oral (CR845/difelikefalin) in patients with CKD-aP and CLD-aP, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of September 30, 2018 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP.  Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, we reduced our deferred tax assets, which were offset by a corresponding reduction to our valuation allowance. On September 30, 2018 and December 31, 2017, we did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	Dollar amounts in thousands
Net cash provided by (used in) operating activities	$2,060	$(43,414)
Net cash used in investing activities	(24,988)	(44,626)
Net cash provided by financing activities	110,269	87,740
Net increase (decrease) in cash, cash equivalents and restricted cash	$87,341	$(300)

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the nine months ended September 30, 2018 consisted primarily of a $52.4 million cash inflow from net non-cash charges and a $3.0 million inflow from net changes in operating assets and liabilities, partially offset by a net loss of $53.4 million. Net non-cash charges primarily consisted of an increase in deferred revenue of $47.5 million related to the VFMCRP Agreement and stock-based compensation expense of $5.8 million, partially offset by $1.2 million related to amortization/accretion of available-for-sale securities. The net change in operating assets and liabilities primarily consisted of a cash inflow of $5.5 million from an increase in accounts payable and accrued expenses, partially offset by a cash outflow of $2.6 million from an increase in prepaid expense, primarily related to an increase in prepaid clinical costs.

Net cash used in operating activities for the nine months ended September 30, 2017 consisted primarily of a net loss of $43.9 million, and a $4.1 million outflow from net changes in operating assets and liabilities, partially offset by a $4.6 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of a cash outflow of $4.3 million from a decrease in accounts payable and accrued expenses. That cash outflow was partially offset by a cash inflow of $0.2 million due to a decrease in income tax receivable from the State of Connecticut under the Connecticut R&D Tax Credit Exchange Program. Net non-cash charges primarily consisted of $4.5 million of stock-based compensation expense and $0.4 million of depreciation and amortization expense, partially offset by $0.3 million of accretion/amortization on available-for-sale securities.

Net cash used in investing activities

Net cash used in investing activities was $25.0 million for the nine months ended September 30, 2018, which primarily included cash outflows of $138.7 million for the purchase of available-for-sale marketable securities, partially offset by cash inflows of $85.5 million from maturities of available-for-sale marketable securities and $28.3 million from the sale of available-for-sale marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2017, primarily included cash outflows of $115.7 million for the purchase of available-for-sale marketable securities, partially offset by cash inflows of $65.4 million from maturities of available-for-sale marketable securities and $5.7 million from the sale of available-for-sale marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of $92.1 million of net proceeds from the issuance and sale of our common stock in July 2018, proceeds of $14.6 million from the sale of our common stock relating to the VFMCRP Agreement and $3.6 million received from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of proceeds, net of issuance costs, of $86.2 million from our public offering of common stock completed in April 2017 and $1.5 million received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2018 consisted of an operating lease obligation in connection with our operating facility in Stamford, Connecticut. See Note 15 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2018, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as disclosed in Note 2, Basis of Presentation, of Notes to Condensed Financial Statements, included in this Quarterly Report on Form 10-Q regarding revenue recognition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2018, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including money market funds and investment-grade debt instruments, principally corporate notes, commercial paper and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of September 30, 2018, we had invested $109.3 million of our cash reserves in such marketable securities. Those marketable securities include $57.8 million of investment grade debt instruments with a yield of approximately 2.41% and maturities through April 2019 and $51.5 million of money market funds with an average annual return of 1.74%. As of December 31, 2017, we had invested $83.2 million of our cash reserves in such marketable securities. Those marketable securities included $43.2 million of investment grade debt instruments with a yield of approximately 1.70% and maturities through July 2018 and $40.0 million of money market funds with an average annual return of 1.32%.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of September 30, 2018 and December 31, 2017, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard had no impact on our results of operations, financial position or cash flows for any historical period presented from our revenue-related contracts, we did implement changes to our processes related to revenue recognition and the control activities within them during the nine months ended September 30, 2018.  These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject.  During the nine months ended September 30, 2018, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

CARA THERAPEUTICS, INC.

Date: November 6, 2018	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By	/s/ MANI MOHINDRU
Mani Mohindru, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)