Form 10-Q
period 2019-03-31
Cara Therapeutics, Inc.
filed 2019-05-07
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CARA	The Nasdaq Stock Market LLC

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of May 2, 2019 was: 39,751,606.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$14,188	$15,081
Marketable securities	120,265	146,302
Income tax receivable	749	664
Other receivables	1,019	926
Prepaid expenses	7,577	4,805
Restricted cash, current	361	361
Total current assets	144,159	168,139
Operating lease right-of-use asset	3,492	—
Marketable securities, non-current	21,687	21,396
Property and equipment, net	841	880
Restricted cash	408	408
Total assets	$170,587	$190,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,310	$13,622
Operating lease liability, current	901	—
Current portion of deferred revenue	28,194	26,825
Total current liabilities	42,405	40,447

Operating lease liability, non-current	4,087	—
Deferred revenue, non-current	9,573	15,184
Deferred lease obligation	—	1,562
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018, zero shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018, 39,575,044 shares and 39,547,558 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	430,724	428,059
Accumulated deficit	(316,314)	(294,354)
Accumulated other comprehensive income (loss)	73	(114)
Total stockholders’ equity	114,522	133,630
Total liabilities and stockholders’ equity	$170,587	$190,823

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
License and milestone fees	$4,242	$—
Clinical compound revenue	140	—
Total revenue	4,382	—
Operating expenses:
Research and development	23,608	13,427
General and administrative	3,908	3,697
Total operating expenses	27,516	17,124
Operating loss	(23,134)	(17,124)
Other income	1,089	311
Loss before benefit from income taxes	(22,045)	(16,813)
Benefit from income taxes	85	46
Net loss	$(21,960)	$(16,767)
Net loss per share:
Basic and Diluted	$(0.56)	$(0.51)
Weighted average shares:
Basic and Diluted	39,552,277	32,681,661
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for- sale marketable securities	187	(44)
Total comprehensive loss	$(21,773)	$(16,811)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,662,255	$33	$307,158	$(220,341)	$(70)	$86,780
Stock-based compensation expense	—	—	1,871	—	—	1,871
Shares issued upon exercise of stock options	37,688	—	263	—	—	263
Net loss	—	—	—	(16,767)	—	(16,767)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance at March 31, 2018	32,699,943	$33	$309,292	$(237,108)	$(114)	$72,103

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	39,547,558	$39	$428,059	$(294,354)	$(114)	$133,630
Stock-based compensation expense	—	—	2,234	—	—	2,234
Shares issued upon exercise of stock options	17,291	—	234	—	—	234
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(21,960)	—	(21,960)
Other comprehensive income	—	—	—	—	187	187
Balance at March 31, 2019	39,575,044	$39	$430,724	$(316,314)	$73	$114,522

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating activities
Net loss	$(21,960)	$(16,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,234	1,871
Depreciation and amortization	50	125
Amortization expense component of lease expense	145	—
Accretion of available-for-sale marketable securities	(478)	(217)
Realized loss on sale of available-for-sale marketable securities	—	15
Deferred rent costs	—	(61)
Deferred revenue	(4,242)	—
Changes in operating assets and liabilities:
Income tax receivable	(85)	(46)
Other receivables	(93)	39
Prepaid expenses	(2,574)	(1,796)
Accounts payable and accrued expenses	(312)	(1,631)
Operating lease liability	(211)	—
Net cash used in operating activities	(27,526)	(18,468)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	79,295	26,650
Proceeds from sale of available-for-sale marketable securities	—	10,850
Purchases of available-for-sale marketable securities	(52,885)	(16,804)
Purchases of property and equipment	(11)	(2)
Net cash provided by investing activities	26,399	20,694
Financing activities
Proceeds from the exercise of stock options	234	263
Net cash provided by financing activities	234	263
Net (decrease) increase in cash, cash equivalents and restricted cash	(893)	2,489
Cash, cash equivalents and restricted cash at beginning of period	15,850	10,157
Cash, cash equivalents and restricted cash at end of period	$14,957	$12,646
Noncash investing and financing activities
Shares of common stock issued in exchange for consulting services (recorded as a prepaid expense)	$197	$—

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

As of March 31, 2019, the Company had raised aggregate net proceeds of approximately $383,200 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and three follow-on public offerings of common stock, which closed in July 2018, April 2017 and August 2015, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received $88,900 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of March 31, 2019, the Company had unrestricted cash and cash equivalents and marketable securities of $156,140 and an accumulated deficit of $316,314. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $21,960 and $16,767 for the three months ended March 31, 2019 and 2018, respectively, and had net cash used in operating activities of $27,526 and $18,468 for the three months ended March 31, 2019 and 2018, respectively.

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

2. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data as of December 31, 2018 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from the Company’s estimates and assumptions. Significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, useful lives of fixed assets, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, the determination of prepaid research and development, or R&D, clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed, the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the recent adoption of new accounting pronouncements as disclosed below.

Accounting Pronouncements Recently Adopted

Leases

On January 1, 2019, the Company adopted ASC 842, Leases, under which it elected not to adjust prior comparative periods, which are reported under ASC 840. In addition, the Company elected to adopt both the practical expedient to use hindsight when determining the lease term and the package of practical expedients available under ASC 842, including:

•	No re-evaluation of whether a contract is or contains a lease (embedded lease);
•	Lease classification is grandfathered
•	No reassessment of initial direct costs

Upon adoption of ASC 842, the Company had only one lease, the Stamford Lease (see Note 15, Commitments and Contingencies: Leases), which is included in operating lease right-of-use asset, or ROU asset, operating lease liability – current and operating lease liability – non-current in the Company’s Condensed Balance Sheets.

In general, the Company determines if a contract, at its inception, is a lease or contains a lease based on whether the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, the Company assesses whether, throughout the period of use, it has both the right to obtain substantially all of the economic benefits from use of the identified asset, and the right to direct the use of the identified asset. Both of these criteria are met by the Stamford Lease.

Under ASC 842, the Company determines the amount of the operating lease liability based on the present value of the future minimum lease payments over the remaining lease term. The amount of the operating lease ROU asset is equal to the amount of the lease liability, less accrued rent and lease incentives received from the landlord. Initial direct costs were deemed to be immaterial.

Since the Stamford Lease does not provide an implicit interest rate, the Company used an annual incremental borrowing rate of 7% based on the information available at the date of adoption for the purpose of determining the lease liability during the term of the lease.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As noted above, upon adoption of ASC 842, the Company used hindsight in determining the term of the Stamford Lease. Although the Stamford Lease is renewable for one five-year term, upon inception of the lease the renewal term was not included in the lease term since it was not reasonably certain that the Company will exercise that option. Accordingly, the lease term of the Stamford Lease was not adjusted upon adoption of ASC 842 to determine the operating lease ROU asset and operating lease liability.

The Stamford Lease contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and the non-lease component on a relative standalone price basis. Lease expense under ASC 842 is recognized on a straight-line basis over the lease term in the Condensed Statements of Comprehensive Loss.

There was no cumulative effect adjustment as a result of the adoption of ASC 842 on January 1, 2019, which reflects the difference between the amount of lease expense under ASC 842 that would have been recognized from inception of the Stamford Lease through December 31, 2018 and the amount of rent expense actually recognized under ASC 840 during that same period.

Other Accounting Pronouncements Recently Adopted

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Accordingly, under ASU 2018-07, the fair value of stock options granted to nonemployees will be measured only on the grant date, the amount of which will be recognized as compensation expense over the nonemployee’s service (vesting) period in the same period(s) and in the same manner as if the Company had paid cash for the goods or services instead of paying with or using share-based payment awards. On an award-by-award basis, the Company may elect to use the contractual term as the expected term when estimating the fair value of a nonemployee award to satisfy the measurement objective. Prior guidance under Subtopic 505-50 required the fair value of nonemployee stock options to be marked to market at each reporting period during the service period, which resulted in volatility of compensation expense during that period. The Company adopted ASU 2018-07 on January 1, 2019 on a modified retrospective basis and remeasured, on that date, the fair value of all outstanding unvested stock options that had been granted to nonemployees. The adoption of ASU 2018-07 did not have a material effect on its results of operations, financial position or cash flows because grants of stock options to nonemployees have been insignificant.

Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18, which clarifies the interaction between Topic 808 and Topic 606 by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for under Topic 606; (2) adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and (3) clarifying presentation guidance for transactions with a collaborative arrangement participant that are not accounted for under Topic 606. ASU 2018-18 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company has determined that ASU 2018-18 will not have any effect on its financial position, results of operations or cash flows since all three of its collaboration and licensing agreements are accounted for under Topic 606 (see Note 10, Collaboration and Licensing Agreements and Note 11, Revenue Recognition).

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

3. Available-for-Sale Marketable Securities

As of March 31, 2019 and December 31, 2018, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company's available-for-sale marketable securities by major type of security as of March 31, 2019 and December 31, 2018:

As of March 31, 2019

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$15,921	$16	$—	$15,937
U.S. government agency obligations	12,440	7	—	12,447
Corporate bonds	69,914	56	(10)	69,960
Commercial paper	38,104	6	(2)	38,108
Municipal bonds	5,500	—	—	5,500
Total available-for-sale marketable securities	$141,879	$85	$(12)	$141,952

As of December 31, 2018

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$19,540	$—	$(1)	$19,539
U.S. government agency obligations	17,860	—	(1)	17,859
Corporate bonds	75,999	5	(94)	75,910
Commercial paper	50,413	—	(23)	50,390
Municipal bonds	4,000	—	—	4,000
Total available-for-sale marketable securities	$167,812	$5	$(119)	$167,698

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

All available-for-sale marketable securities are classified as Marketable securities, current or Marketable securities, non-current depending on the contractual maturity date of the individual available-for-sale security.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2019, the Company’s marketable debt securities mature at various dates through March 2021. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of March 31, 2019		As of December 31, 2018
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$120,201	$120,265	$146,363	146,302
One year to two years	21,678	21,687	21,449	21,396
Total	$141,879	$141,952	$167,812	$167,698

The following tables show the fair value of the Company's available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

As of March 31, 2019

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$14,761	$(10)	$—	$—	$14,761	$(10)
Commercial paper	15,884	(2)	—	—	15,884	(2)
Total	$30,645	$(12)	$—	$—	$30,645	$(12)

As of December 31, 2018

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$16,392	$(1)	$—	$—	$16,392	$(1)
U.S. government agency obligations	5,596	(1)	—	—	5,596	(1)
Corporate bonds	71,322	(94)	—	—	71,322	(94)
Commercial paper	39,445	(23)	—	—	39,445	(23)
Total	$132,755	$(119)	$—	$—	$132,755	$(119)

As of March 31, 2019 and December 31, 2018, the Company held a total of 18 out of 73 positions and 69 out of 84 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of March 31, 2019 and December 31, 2018. The Company does not intend to sell these debt securities before maturity and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company's only component of AOCI, for the three months ended March 31, 2019 and March 31, 2018.

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	187
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	187
Balance, March 31, 2019	$73

Balance, December 31, 2017	$(70)
Other comprehensive loss before reclassifications	(59)
Amount reclassified from accumulated other comprehensive loss	15
Net current period other comprehensive loss	(44)
Balance, March 31, 2018	$(114)

The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended March 31,		Affected Line Item in the Statements of
Component of AOCI	2019	2018	Operations
Unrealized gains (losses) on available- for-sale marketable securities
Realized gains (losses) on sale of securities	$—	$(15)	Other income
	—	—	Benefit from income taxes
	$—	$(15)

The amounts reclassified out of AOCI into net loss were determined by specific identification.

5. Fair Value Measurements

As of March 31, 2019 and December 31, 2018, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and municipal bonds, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of March 31, 2019 or December 31, 2018.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

Fair value measurement as of March 31, 2019:

Financial assets		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$14,188	$14,188	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	15,937	—	15,937	—
U.S. government agency obligations	12,447	—	12,447	—
Corporate bonds	69,960	—	69,960	—
Commercial paper	38,108	—	38,108	—
Municipal bonds	5,500	—	5,500	—
Restricted cash:
Commercial money market account	769	769	—	—
Total financial assets	$156,909	$14,957	$141,952	$—

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Fair value measurement as of December 31, 2018:

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

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the three months ended March 31, 2019. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the three months ended March 31, 2019.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its lease for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of March 31, 2019, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

The letter of credit balance for the Stamford Lease is required to remain at $769 through May 19, 2019 and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in November 2023. The reduction in the balance of the letter of credit for the Stamford Lease is contingent upon the Company not being in default of any provisions of that lease prior to the request for the reduction. As of March 31, 2019 and December 31, 2018, the Company had $361 of restricted cash related to the Stamford Lease in current assets and $408 in long-term assets, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$14,188	$15,081
Restricted cash, current assets	361	361
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$14,957	$15,850

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7. Prepaid expenses

As of March 31, 2019, prepaid expenses were $7,577, consisting of $6,121 of prepaid R&D clinical costs, $920 of prepaid insurance and $536 of other prepaid costs. As of December 31, 2018, prepaid expenses were $4,805, consisting of $4,377 of prepaid R&D clinical costs, $245 of prepaid insurance, and $183 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$4,943	$4,371
Accrued research projects	6,446	6,079
Accrued professional fees	721	802
Accrued compensation and benefits	1,200	2,370
Accrued other	—	—
Total	$13,310	$13,622

9. Stockholders’ Equity

In order to fund future operations, including planned clinical trials, the Company filed a shelf registration statement on Form S-3 (File No. 333-230333), which the Securities and Exchange Commission, or SEC, declared effective on April 4, 2019. The shelf registration statement provides for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under this shelf registration statement include unsold securities that had been registered under the Company’s previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017.

On March 20, 2019, or the Effective Date, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder will provide various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on the Effective Date was $19.37. The services to be provided by the consultant are expected to be performed during the six-month period following the Effective Date. Accordingly, the prepaid expense of $197 related to this stock issuance will be amortized on a straight-line basis as stock compensation expense within general and administrative expenses over the six-month period as services are performed.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three months ended March 31, 2019, the Company recognized clinical compound revenue of $140 from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $126 during the respective period. There were no clinical compound sales to Maruishi during the three months ended March 31, 2018.

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

Contract balances

As of March 31, 2019, the Company had deferred revenue, current of $28,194 and deferred revenue, non-current of $9,573 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables or other assets related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of March 31, 2019. As of December 31, 2018, the Company had deferred revenue, current of $26,825 and deferred revenue, non-current of $15,184 related to the performance obligations from the VFMCRP Agreement and no balances of receivables or other assets related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2018.

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

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. For the three months ended March 31, 2019, $4,242 was recognized as license and milestone fees revenue based on the percentage of R&D services that were completed during the period. As of March 31, 2019, $17,677 of the $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. As of March 31, 2019, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

2.	Determination of the transaction price, including whether any variable consideration is included at inception of the contract

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer. The transaction price must be determined at inception of a contract and may include amounts of variable consideration. However, there is a constraint on inclusion of variable consideration, such as milestone payments or sales-based royalty payments, in the transaction price related to licenses of IP, if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future.

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

All performance obligations under the Maruishi Agreement and the CKDP Agreement were satisfied by the end of 2015. In the future, any milestone event will be recognized as milestone and license fee revenue and collaboration revenue based upon the relative standalone selling prices of the two performance obligations at inception of the Maruishi Agreement, and as milestone and license fee revenue under the CKDP Agreement.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $37,767 at March 31, 2019 will be recognized by 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

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

During the three months ended March 31, 2019 and 2018, no milestone events were probable of occurrence or achieved.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three months ended March 31, 2019 and 2018, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended March 31,
	2019	2018
Basic:
Weighted average common shares outstanding	39,552,277	32,681,661

Diluted:
Weighted average common shares outstanding - Basic	39,552,277	32,681,661
Common stock options*	—	—
Denominator for diluted net loss per share	39,552,277	32,681,661

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended March 31,
	2019	2018
Net loss	$(21,960)	$(16,767)

Weighted-average common shares outstanding:
Basic and Diluted	39,552,277	32,681,661

Net loss per share, Basic and Diluted	$(0.56)	$(0.51)

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of March 31, 2019 and 2018, 4,925,641 and 3,932,992 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 215,000 restricted stock units granted during the three months ended March 31, 2019 were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive (see Note 13, Stock-Based Compensation).

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

Restricted Stock Units

During the three months ended March 31, 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan. Vesting of the restricted stock units will be contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through the vesting events. The Company has determined that the probability of achievement of the performance targets cannot be determined until they are achieved, and accordingly, the Company intends to recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vest in accordance with achievement of the performance targets. As of March 31, 2019, none of the restricted stock units had vested and, consequently, no compensation expense has been recognized.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, the Company granted 957,000 and 596,000 stock options during the three months ended March 31, 2019 and 2018, respectively. The fair values of stock options granted during the three months ended March 31, 2019 and 2018 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.54% - 2.62%	2.51% - 2.71%
Expected volatility	74.29% - 75.19%	85.9%
Expected dividend yield	0%	0%
Expected life of employee options (in years)	6.25	6.25
Expected life of non-employee options (in years)	—	—

The weighted-average grant date fair value per share of options granted to employees, non-employee members of the Company’s Board of Directors for their Board service and non-employee consultants during the three months ended March 31, 2019 and 2018 was $10.83 and $10.43, respectively.

Prior to January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505-50. On January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018-07 (see Note 2, Other Accounting Pronouncements Recently Adopted). The range of assumptions used by the Company on January 1, 2019 and March 31, 2018 are as follows:

	January 1,	March 31,
	2019	2018
Risk-free interest rate	2.59% - 2.62%	1.82% - 2.70%
Expected volatility	58.9% - 84.6%	78.2% - 101.0%
Expected dividend yield	0%	0%
Expected life of non-employee options (in years)	0.81 - 8.19	0.50 - 8.94

During the three months ended March 31, 2019 and 2018, the Company recognized compensation expense in the accompanying Condensed Statements of Comprehensive Loss relating to stock options, as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$1,082	$649
General and administrative	1,152	1,222
Total stock option expense	$2,234	$1,871

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the three months ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	4,004,422	$13.34
Granted	957,000	16.06
Exercised	(17,291)	13.52
Forfeited	(18,490)	16.55
Outstanding, March 31, 2019	4,925,641	$13.86
Options exercisable, March 31, 2019	2,134,424

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three months ended March 31, 2019 and 2018.

14. Income Taxes

For the three months ended March 31, 2019 and 2018, pre-tax losses were $22,045 and $16,813, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of March 31, 2019 and December 31, 2018. Upon adoption of ASU 2016-09 on January 1, 2017, the tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $85 and $46 for the three months ended March 31, 2019 and 2018, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, the Company reduced its deferred tax assets, which were offset by a corresponding reduction to its valuation allowance. On March 31, 2019 and December 31, 2018, the Company did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

On December 22, 2017, Staff Accounting Bulletin 118, or SAB 118, was issued by the SEC due to the complexities involved in accounting for the Act. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 was based on the reasonable estimate guidance provided by SAB 118. The Company finalized its accounting for the Act as of December 31, 2018, which resulted in insignificant adjustments.

15. Commitments and Contingencies

Leases

In December 2015, the Company entered into a lease agreement, or the Stamford Lease, for office space in Stamford, Connecticut, or the Premises, for the purposes of relocating its headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in November 2023 and is renewable for one five-year term.

The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company began to make rental payments from the Commencement Date. Prior to January 1, 2019, the Company recorded monthly rent expense on a straight-line basis from March 2016, upon taking possession of the Premises, through December 31, 2018. As of December 31, 2018, the balance of deferred lease obligation, representing the difference between cash rent paid and straight-line rent expense, was $864.

As of the Commencement Date, the Stamford Lease landlord had made tenant improvements of $1,094 to the leased premises. Such amount was included in Property and equipment, net and in Deferred lease obligation as of December 31, 2018. The portion of Deferred lease obligation that is related to tenant improvements was being amortized as a reduction to rent expense over the same term as rent expense. As of December 31, 2018, the balance of Deferred lease obligation related to tenant improvements was $698.

Total rent expense under the Stamford Lease was $246 for the three months ended March 31, 2018.

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

On January 1, 2019, the Company adopted ASC 842 (see Note 2 – Basis of Presentation: Accounting Pronouncements Recently Adopted). Under ASC 842, since the Company adopted the practical expedients not to re-evaluate whether a contract is or contains a lease and to maintain the lease classification under ASC 840, the Stamford Lease continues to be accounted for as an operating lease.

Upon adoption of ASC 842, the Company was required to establish an operating lease ROU asset and operating lease liability for the Stamford Lease. In establishing the ROU asset, the operating lease liability of $5,198 was reduced by lease incentives relating to tenant improvements of $698 and deferred lease obligation of $864, which were outstanding on December 31, 2018.

Under ASC 842, lease expense is recognized on a straight-line basis over the lease term.  As a result, $234 of operating lease cost, or lease expense, was recognized in the Company’s Condensed Statements of Comprehensive Loss for the three months ended March 31, 2019, consisting of $164 relating to R&D lease expense and $70 relating to G&A lease expense.

Other information related to the Stamford Lease was as follows:

Three Months Ended
March 31, 2019

Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating lease	$(300)
ROU assets obtained in exchange for new operating lease liabilities	$3,636
Remaining lease term-operating lease	4.7 years
Discount rate - operating lease	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of March 31, 2019, were as follows:

Year Ending December 31,
2019 (Excluding the three months ended March 31, 2019)	$915
2020	1,239
2021	1,264
2022	1,288
2023	1,164
Total future minimum lease payments, undiscounted	5,870
Less imputed interest	(882)
Total	$4,988

Operating lease liability reported as of March 31, 2019:
Operating lease liability-current	$901
Operating lease liability - non-current	4,087
Total	$4,988

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the success and timing of our clinical trials, including our clinical trial programs for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP, and Oral KORSUVA (CR845/difelikefalin) in CKD-aP, and chronic liver disease associated pruritus, or CLD-aP, and other investigational indications such as pruritus associated with atopic dermatitis, or AD, and the reporting of clinical trial results;

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
•

the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP and AD markets as well as post-operative care markets, and for our other product candidates and our ability to serve those markets;

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

You should refer to Part I Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Developments

In order to fund our future operations, including our planned clinical trials, we filed a shelf registration statement on Form S-3 (File No. 333-230333), which the Securities and Exchange Commission, or SEC, declared effective on April 4, 2019. The shelf registration statement provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under this shelf registration statement include unsold securities that had been registered under our previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with certain diseases such as CKD, CLD and dermatological diseases such as AD as well as moderate-to-severe pain due to the following attributes:

•	novel, peripherally-acting, kappa opioid receptor agonist mechanism of action;
•	evidence of efficacy in completed clinical trials of pruritus and pain;
•	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
•	potential for reduction of post-operative nausea and vomiting, or PONV;
•	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
•	lower potential for addiction or abuse liability;
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

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/ difelikefalin) Injection	Pruritus Chronic Kidney Disease- Hemodialysis	• KALM-1 (U.S.) and KALM-2 (Global) Phase 3 efficacy trials ongoing. KALM-1: enrollment completed • Phase 3 safety trials ongoing	Cara (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
• Phase 2 adaptive trial completed and data reported • Breakthrough Therapy Designation granted by FDA in June 2017
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Chronic Liver Disease (CLD)	• Phase 1 safety and PK trial completed • Phase 2 initiation expected in Q2 2019	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Atopic Dermatitis (AD)	• Phase 2 efficacy trial to be initiated around mid-year 2019 • Phase 1 safety and PK trial in healthy volunteers completed	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Pain	CR845/difelikefalin Injection	Acute Post-Operative Pain	• Adaptive Phase 2/3 trial completed; Top-line data released	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral CR845/difelikefalin	Chronic Pain	• Phase 2b osteoarthritis, or OA, clinical trial completed. Top-line data released	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

Pruritus, or itch, is associated with certain chronic conditions such as kidney disease, atopic dermatitis, eczema, liver disease and psoriasis. Based on KORSUVA (CR845/difelikefalin)’s effect on the peripheral nervous system and immune cells which result in anti-pruritic and anti-inflammatory effects in preclinical models, we believe KORSUVA (CR845/difelikefalin) has the potential to treat pruritus associated with multiple medical conditions.

CKD-associated pruritus, or CKD-aP, also known as uremic pruritus, is an intractable systemic itch condition with high prevalence in patients with CKD for which there are no approved therapeutics in the United States or Europe.

In the first quarter of 2018, we initiated the first pivotal Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection (with a 52-week open label extension phase) in the United States for the treatment of CKD-aP in patients undergoing hemodialysis. The enrollment in this study is now complete and we expect top-line data for the randomized part of the study in the second quarter of 2019. In August 2018, we initiated the second pivotal Phase 3 efficacy trial (with a 52-week open label extension phase) of KORSUVA (CR845/difelikefalin) injection that is expected to enroll patients in the United States and multiple countries outside the United States. In addition to these trials, we are also conducting 52-week and 12-week Phase 3 open label safety studies of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP.

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

KALMTM-1 and KALM-2 Phase 3 Efficacy Trials of KORSUVA (CR845/Difelikefalin) Injection

In January 2018, we initiated the first Phase 3 efficacy trial (KALM-1) to support regulatory filings for the approval of KORSUVA (CR845/difelikefalin) injection. This U.S. study is a multicenter, randomized, double-blind, placebo-controlled 12-week treatment trial (with a 52-week open label extension phase) that is designed to evaluate the safety and efficacy of 0.5 mcg/kg of KORSUVA (CR845/difelikefalin) injection to be administered three times per week after dialysis in 350 hemodialysis patients with moderate-to-severe pruritus (with a pre-specified interim assessment that allowed for expansion of the study to up to 500 patients, if needed). The primary efficacy endpoint is the proportion of patients achieving at least a 3‑point improvement from baseline with respect to the weekly mean of the daily 24‑hour worst itching intensity numeric rating scale, or NRS, score at week 12. Secondary endpoints of the Phase 3 trial include assessment of itch-related quality of life changes measured using self-assessment 5-D Itch and Skindex-10 scales, as well as the proportion of patients achieving at least 4-point improvement from baseline in weekly mean of the daily 24-hour worst itching NRS score at week 12 and patient global impression of change. In January 2019, we announced the completion of enrollment in the KALM-1 Phase 3 trial after a pre-specified interim conditional power analysis conducted by the Independent Data Monitoring Committee, or IDMC, that recommended no adjustment to the original trial size.  Over 350 hemodialysis patients with CKD-aP have been randomized across approximately 60 clinical sites in the United States and we expect to report top-line data in the second quarter of 2019.

In August 2018, we announced the dosing of the first patient in the second Phase 3 efficacy trial (KALM-2) that is similar in design and size to the KALM-1 Phase 3 trial (with a pre-specified interim assessment that allowed for expansion of the study to up to 500 patients, if needed) and will facilitate regulatory filings worldwide. This second Phase 3 trial is designed to enroll hemodialysis patients with moderate-to-severe pruritus in the United States as well as in multiple countries in Europe and Asia Pacific. Based on current enrollment projections, we expect to report top-line data from the KALM-2 Phase 3 trial in the second half of 2019.

Phase 3 Safety Trials of KORSUVA (CR845/Difelikefalin) Injection

In the second quarter of 2017, we initiated a 52-week Phase 3 safety trial that is expected to enroll up to 300 hemodialysis patients with CKD-aP, including those who have completed prior Phase 2 trials of KORSUVA (CR845/difelikefalin) injection as well as patients who have not been previously exposed to CR845/difelikefalin. This open-label trial is evaluating the long-term safety of KORSUVA (CR845/ difelikefalin) injection at the dose of 0.5mcg/kg. Currently, approximately 150 patients have completed at least six months of treatment (approximately 40% of these patients have completed one year of treatment).

In the second quarter of 2019, we initiated an additional open label Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection that is expected to enroll up to 400 hemodialysis patients with CKD-aP. This trial is designed to evaluate primarily safety as well as effectiveness of 0.5 mcg/kg dose of KORSUVA (CR845/difelikefalin) injection for up to 12 weeks treatment in hemodialysis patients with CKD-aP.

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

Phase 2 Efficacy Trial in Dialysis Patients

In 2014, we conducted a Phase 2 randomized, double-blind, placebo-controlled proof-of-concept trial (Part B), which measured the efficacy of KORSUVA (CR845/difelikefalin) injection at the dose of 1.0 mcg/kg compared to placebo in reducing the intensity of itch in 65 dialysis patients with uremic pruritus over a two-week dosing period, who had baseline "worst itching" scores of greater than 40 mm on a visual analog scale, or VAS ranging from 0 to 100 mm. In July 2015, we reported positive top-line efficacy results from this trial, in which we observed that KORSUVA (CR845/difelikefalin) injection demonstrated statistically significant reduction in worst itch intensity as measured by VAS, the primary endpoint of the trial, as well as statistically significant improvement in quality of life measures such as Skindex-10, the trial’s secondary endpoint. The overall safety and tolerability profile was favorable. The dose of the Phase 2 study was informed by the Phase 1 safety and pharmacokinetic, or PK, trial (Part A) that was conducted in subjects undergoing hemodialysis at doses ranging from 0.5 mcg/kg to 2.5 mcg/kg after each dialysis session up to three times per week.

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

In July 2018, we announced the dosing of the first patients in a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD patients. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12-week trial is designed to evaluate the safety and efficacy of three dose levels (0.25 mg, 0.5 mg and 1 mg, once daily) of Oral KORSUVA versus placebo in approximately 240 stage III-V (moderate to severe) CKD patients with moderate-to-severe pruritus, with a pre-specified interim analysis that allows for expansion of the study to up to 480 patients, if needed. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour Worst Itch Numeric Rating Scale, or NRS, score at Week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 12, as assessed by the total Skindex-10 and 5-D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24-hour Worst Itch NRS score at week 12. We expect top-line data from this trial in the second half of 2019.

The dosing of the above Phase 2 trial was informed by the results of our Phase 1 trial of Oral KORSUVA (CR845/difelikefalin) in patients with Stage III - V CKD. Data from the Phase 1 trial was used to assess the PK and safety of different tablet strengths of Oral KORSUVA (CR845/difelikefalin) (0.25 mg, 0.5 mg and 1.0 mg), dosed daily over a one-week treatment period in patients with moderate and severe renal impairment. The exposure levels achieved with Oral KORSUVA tablets were approximately equivalent to the exposure level achieved with 0.5 mcg/kg dose of I.V. KORSUVA that exhibited statistically significant and clinically meaningful reduction in itch intensity in hemodialysis patients with moderate to severe CKD-aP in a previous Phase 2 trial.

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

In the fourth quarter of 2017, we submitted an investigational new drug application, or IND, to the FDA for Oral KORSUVA (CR845/difelikefalin) for the symptomatic relief of CLD-aP and initiated a Phase 1 safety and PK clinical trial of Oral KORSUVA (CR845/difelikefalin) in patients with CLD in the first quarter of 2018. The open-label study was designed to evaluate the safety and PK profile of repeated doses of Oral KORSUVA (twice daily) in up to 60 patients with CLD and up to 12 matched healthy control subjects. Oral KORSUVA was evaluated over an eight-day treatment period in patients with CLD based on their Child-Pugh classification (i.e., Class A, B and C). The study is now complete. The PK parameters were dose-proportional in patients with mild-to-moderate CLD and Oral KORSUVA was generally well tolerated with no unexpected safety signals reported. We expect to initiate a Phase 2 trial in chronic liver disease patients with moderate-to-severe pruritus in the second quarter of 2019.

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

Atopic dermatitis, or AD, is a chronic, pruritic inflammatory dermatosis that affects up to 25% of children and 2-5% of adults. Chronic pruritus is one of the defining features of AD. The itch is so common in AD that AD is often described as the itch that rashes. The point prevalence of chronic pruritus ranges between 87 to 100% in AD. Both quality of life and psychosocial well-being are known to negatively correlate with itch severity. The associated psychosocial morbidity of this distressing symptom includes sleep disruption, depression, agitation, anxiety, altered eating habits, reduced self-esteem and difficulty concentrating.

The cause of AD is multifactorial, including genetic predisposition, impaired skin barrier, environmental triggers and immune dysregulation. The sensation of itch in AD is similarly complex. Chronic itch in AD is mediated by a complex interplay between keratinocytes, cutaneous nerve fibers, pruritogenic molecules and the peripheral and central nervous system. An imbalance in the epidermal opioid system has also been described as potentially playing a role in the modulation of pruritus in AD.

Around mid-year 2019, we expect to initiate a multi-dose Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of moderate-to-severe pruritus associated with AD. Additional details of the clinical trial will be discussed at the time of initiation of the trial.

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

Human Abuse Liability Trial of CR845/Difelikefalin Injection

In the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of CR845/difelikefalin injection. The results from this HAL trial indicate that I.V. CR845/difelikefalin (5 mcg/kg or 15 mcg/kg) demonstrates statistically significant lower “drug liking” scores as measured by VAS Emax (p <0.0001) when compared to I.V. pentazocine (0.5 mg/kg), an approved Schedule IV opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine.  Additionally, CR845/difelikefalin injection showed no “drug liking” dose response as both doses of CR845/difelikefalin injection exhibited similar responses and were not different from placebo injection.  Those scores represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845/difelikefalin to be the first non-scheduled or low (Schedule V) scheduled peripheral kappa opioid for acute pain or pruritus.

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

In June 2017, we announced top-line results from the Phase 2b trial. The results of the primary efficacy analysis of change from baseline in pain intensity NRS score comparing Oral CR845/difelikefalin (all doses) vs. placebo were not statistically significant across all patients (OA of the knee or hip). However, patients with OA of the hip maintained on the 5.0 mg dose to the end of the eight-week treatment period exhibited a statistically significant 39% reduction in mean joint pain score versus placebo (p=0.043); although this effect did not reach statistical significance in a combined analysis of all patients with OA of the knee or hip maintained on the 5.0 mg dose (p=0.111). For patients maintained on the 5.0 mg dose, there was a statistically significant increase in the proportion of patients whose OA pain was “very much improved” or “much improved” as indicated by PGA score in both the total patient group (p <0.005 vs. placebo) and in patients with primary OA of the hip (p<0.006 vs. placebo). The reduction in pain score in the 5.0 mg dose group in hip patients was accompanied by a reduction in mean rescue medication of 41% at week eight versus placebo. Patients maintained on the 1.0 mg and 2.5 mg tablet strengths did not exhibit significant reductions in mean joint pain scores compared to placebo. All tablet strengths were generally well tolerated with no drug-related serious adverse events. For the 5.0 mg dose, the most common adverse events reported at the >5 percent incidence level were dizziness (8%), headache (6%), dry mouth (6%) and constipation (12%). There were no clinically significant changes in serum sodium levels observed during the eight-week treatment period for any dose group.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. To date, we have earned a total of $5.3 million in clinical development or regulatory milestone payments, sub-license fees under our Maruishi and CKDP collaborations, net of contractual foreign currency adjustments and South Korean withholding taxes, and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the VFMCRP Agreement or royalties under any of our collaborations.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors including, but not limited to:

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

Other Income

Other income consists of interest and dividend income earned on our cash, cash equivalents, marketable securities and restricted cash, realized gains and losses on the sale of marketable securities and property and equipment as well as accretion of discounts/amortization of premiums on purchases of marketable securities.

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019	2018	% change
	Dollar amounts in thousands
License and milestone fees revenue	$4,242	$—	100%
Clinical compound revenue	140	—	100%
Total revenue	$4,382	$—	100%

License and milestone fees revenue

License and milestone fees revenue of $4.2 million for the three months ended March 31, 2019 was related to license fees earned by us during the period in connection with the VFMCRP Agreement. There was no license and milestone fees revenue for the three months ended March 31, 2018 (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

Clinical compound revenue for the three months ended March 31, 2019 included $140 thousand from the sale of clinical compound to Maruishi. There was no clinical compound revenue for the three months ended March 31, 2018.

Research and Development Expense

	Three Months Ended March 31,
	2019	2018	% change
	Dollar amounts in thousands
Direct clinical trial costs	$17,741	$9,348	90%
Consultant services in support of clinical trials	1,258	542	132%
Stock-based compensation	1,082	649	67%
Depreciation and amortization	28	105	-74%
Other R&D operating expenses	3,499	2,783	26%
Total R&D expense	$23,608	$13,427	76%

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $13.3 million, mainly from activities related to the two Phase 3 efficacy trials of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the Phase 3 long-term (52-week) safety study of I.V. KORSUVA (CR845/difelikefalin) in hemodialysis patients with CKD-aP, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the Phase 3 (12-week) safety study in hemodialysis patients with CKD-aP and the Phase 2 efficacy trial for CLD-aP. Those costs were partially offset by a decrease of $4.4 million, mainly from the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in post-operative pain and the Phase 1 safety and PK trial of multiple doses of Oral KORSUVA (CR845/difelikefalin) in non-hemodialysis CKD patients, all of which are complete and no longer ongoing. The increase in stock-based compensation expense relates primarily to an increase in the number of options outstanding. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel.

The following table summarizes our R&D expenses by programs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	% change
	Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$13,890	$3,671	278%
I.V. CR845 - Pain	199	3,269	-94%
Oral CR845 - Pruritus	4,899	2,246	118%
Oral CR845 - Pain	10	703	-99%
Internal research and development expenses	4,610	3,538	30%
Total research and development expenses	$23,608	$13,427	76%

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	% change
	Dollar amounts in thousands
Professional fees and public/investor relations	$929	$593	57%
Stock-based compensation	1,152	1,222	-6%
Depreciation and amortization	22	20	12%
Other G&A operating expenses	1,805	1,862	-3%
Total G&A expense	$3,908	$3,697	6%

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs, legal fees and accounting fees. Stock-based compensation, depreciation and amortization and other G&A operating expenses remained relatively consistent between the respective periods.

Other Income

	Three Months Ended March 31,
	2019	2018	% change
	Dollar amounts in thousands
Other Income	$1,089	$311	250%

During the three months ended March 31, 2019 compared to the three months ended March 31, 2018, the increase in other income was due to an increase in interest and accretion income resulting from a higher average balance of our portfolio of investments in the 2019 period.

Benefit from Income Taxes

For the three months ended March 31, 2019 and 2018, pre-tax losses were $22.0 million and $16.8 million, respectively, and we recognized a benefit from income taxes of $85 thousand and $46 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at March 31, 2019 and December 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2019, we have raised an aggregate of approximately $486.6 million to fund our operations, including (1) net proceeds of $309.8 million from the sale of shares of our common stock in four public offerings, including our initial public offering; (2) proceeds of  $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $88.9 million under our license agreements, primarily with VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

In order to fund our future operations, including our planned clinical trials, we filed a shelf registration statement on Form S-3 (File No. 333-230333), which the Securities and Exchange Commission, or SEC, declared effective on April 4, 2019. The shelf registration statement provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under this shelf registration statement include unsold securities that had been registered under our previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017.

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

We intend to use the net proceeds from this most recent underwritten offering to fund our clinical and research development activities, including the completion of our Phase 3 programs and submission of a new drug application to the FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients, the advancement of Oral KORSUVA (CR845/difelikefalin) through Phase 2 trials for the treatment of CKD-aP in Stage III-V patients and CLD patients, the expansion of our Oral KORSUVA program into atopic dermatitis and the exploration of further development of CR845/difelikefalin injection in the post-operative setting after consultation with the FDA, as well as for working capital and other general corporate purposes.

We may offer additional securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the use of a shelf registration statement provides us with the flexibility to raise additional capital to finance our operations as needed.

As of March 31, 2019, we had $156.1 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into the fourth quarter of 2020, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

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

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of March 31, 2019, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of March 31, 2019, we have received milestone payments of $1.5 million before South Korean withholding tax.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $22.0 million and $16.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $316.3 million. We expect to continue to incur significant expenses and operating and net losses in the near future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase as we:

•	continue the development of KORSUVA (CR845/difelikefalin) injection for CKD-aP in dialysis patients;
•	continue the development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and other diseases associated with pruritus, such as CLD-aP and AD;
•	explore the potential to further develop I.V. CR845/difelikefalin in the post-operative setting;
•	conduct R&D of any potential future product candidates;
•	seek regulatory approvals for I.V. CR845/difelikefalin and any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable an NDA submission, and conducting Phase 1 and Phase 2 trials of Oral (CR845/difelikefalin) in patients with CKD-aP, CLD-aP and certain dermatologic conditions such as pruritus associated with AD, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of March 31, 2019 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into the fourth quarter of 2020, without giving effect to any potential milestone payments we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP.

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

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, we reduced our deferred tax assets, which were offset by a corresponding reduction to our valuation allowance. On March 31, 2019 and December 31, 2018, we did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

On December 22, 2017, Staff Accounting Bulletin 118, or SAB 118, was issued by the SEC due to the complexities involved in accounting for the Act. SAB 118 requires us to include in our financial statements a reasonable estimate of the impact of the Act on earnings to the extent such estimate has been determined. Accordingly, our U.S. provision for income tax for 2017 was based on the reasonable estimate guidance provided by SAB 118. We finalized the accounting for the Act as of December 31, 2018, which resulted in insignificant adjustments.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	Dollar amounts in thousands
Net cash used in operating activities	$(27,526)	$(18,468)
Net cash provided by investing activities	26,399	20,694
Net cash provided by financing activities	234	263
Net (decrease) increase in cash, cash equivalents and restricted cash	$(893)	$2,489

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of a net loss of $22.0 million, a $3.3 million cash outflow from net changes in operating assets and liabilities and a $2.3 million cash outflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of a cash outflow of $2.6 million from an increase in prepaid expense, primarily related to an increase in prepaid clinical costs, a cash outflow of $0.3 million from a decrease in accounts payable and accrued expenses, and a cash outflow of $0.2 million from operating lease liability relating to lease payments made for the Stamford Lease as a result of our adoption of ASC 842: Leases. Net non-cash charges primarily consisted of a decrease of $4.2 million in deferred revenue associated with our VFMCRP Agreement and $0.5 million related to accretion of available-for-sale securities, partially offset by stock-based compensation expense of $2.2 million.

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

Net cash provided by investing activities

Net cash provided by investing activities was $26.4 million for the three months ended March 31, 2019, which primarily included cash inflows of $79.3 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $52.9 million for the purchase of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018, consisted of proceeds of $234 thousand and $263 thousand, respectively, received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2019 consisted of an operating lease obligation in connection with our operating facility in Stamford, Connecticut. See Note 15 of Notes to Condensed Financial Statements, Commitments and Contingencies: Leases, in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2019, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate notes, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of March 31, 2019, we had invested $142.0 million of our cash reserves in such marketable securities. Those marketable securities include $142.0 million of investment grade debt instruments with a yield of approximately 2.65% and maturities through March 2021. As of December 31, 2018, we had invested $167.7 million of our cash reserves in such marketable securities. Those marketable securities included $167.7 million of investment grade debt instruments with a yield of approximately 2.64% and maturities through November 2020.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of March 31, 2019 and December 31, 2018, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, Leases. Although the new leasing standard did not have a material impact on our results of operations or cash flows, it did have a material impact on our financial position due to the recording of an operating lease right-of-use asset and operating lease liability beginning on January 1, 2019. As a result, we did implement changes to our processes related to leases and the control activities within them during the three months ended March 31, 2019. These included ongoing contract review requirements and gathering of information provided for disclosures, as well as other requirements as necessary per the new lease guidance.

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. We are not currently a party to any arbitration or legal proceeding that, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition. The results of any future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, and other factors.

Item 1A.	Risk Factors.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject.  During the three months ended March 31, 2019, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2019, or the Effective Date, we issued 10,195 shares of our common stock pursuant to a consulting agreement with an existing stockholder, in consideration for consulting services to be performed by the consultant during the six-month period following the Effective Date. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering. The consultant represented that it is an accredited investor and that it is acquiring the shares for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

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

CARA THERAPEUTICS, INC.

Date: May 7, 2019	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2019	By	/s/ MANI MOHINDRU
Mani Mohindru, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)