Form 10-Q
period 2019-06-30
Cara Therapeutics, Inc.
filed 2019-08-07
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of August 2, 2019 was: 46,417,700.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$18,494	$15,081
Marketable securities	96,815	146,302
Income tax receivable	984	664
Other receivables	605	926
Prepaid expenses	7,512	4,805
Restricted cash, current	361	361
Total current assets	124,771	168,139
Operating lease right-of-use asset	3,344	—
Marketable securities, non-current	20,320	21,396
Property and equipment, net	798	880
Restricted cash	408	408
Total assets	$149,641	$190,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,766	$13,622
Operating lease liability, current	923	—
Current portion of deferred revenue	26,473	26,825
Total current liabilities	40,162	40,447

Operating lease liability, non-current	3,849	—
Deferred revenue, non-current	6,085	15,184
Deferred lease obligation	—	1,562
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018, zero shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2019 and December 31, 2018, 40,027,916 shares and 39,547,558 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	40	39
Additional paid-in capital	438,614	428,059
Accumulated deficit	(339,274)	(294,354)
Accumulated other comprehensive income (loss)	165	(114)
Total stockholders’ equity	99,545	133,630
Total liabilities and stockholders’ equity	$149,641	$190,823

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
License and milestone fees	$5,208	$2,874	$9,450	$2,874
Clinical compound revenue	—	—	140	—
Total revenue	5,208	2,874	9,590	2,874
Operating expenses:
Research and development	24,356	17,002	47,964	30,429
General and administrative	4,994	3,685	8,902	7,382
Total operating expenses	29,350	20,687	56,866	37,811
Operating loss	(24,142)	(17,813)	(47,276)	(34,937)
Other income	947	467	2,036	778
Loss before benefit from income taxes	(23,195)	(17,346)	(45,240)	(34,159)
Benefit from income taxes	235	152	320	198
Net loss	$(22,960)	$(17,194)	$(44,920)	$(33,961)
Net loss per share:
Basic and Diluted	$(0.58)	$(0.52)	$(1.13)	$(1.03)
Weighted average shares:
Basic and Diluted	39,818,162	33,315,809	39,685,954	33,000,487
Other comprehensive income, net of tax of $0:
Change in unrealized gains (losses) on available-for- sale marketable securities	92	57	279	13
Total comprehensive loss	$(22,868)	$(17,137)	$(44,641)	$(33,948)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,662,255	$33	$307,158	$(220,341)	$(70)	$86,780
Stock-based compensation expense	—	—	1,871	—	—	1,871
Shares issued upon exercise of stock options	37,688	—	263	—	—	263
Net loss	—	—	—	(16,767)	—	(16,767)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance at March 31, 2018	32,699,943	33	309,292	(237,108)	(114)	72,103

Sale of common stock under license agreement	1,174,827	1	14,555	—	—	14,556
Stock-based compensation expense	—	—	2,069	—	—	2,069
Shares issued upon exercise of stock options	184,444	—	1,485	—	—	1,485
Net loss	—	—	—	(17,194)	—	(17,194)
Other comprehensive income	—	—	—	—	57	57
Balance at June 30, 2018	34,059,214	$34	$327,401	$(254,302)	$(57)	$73,076

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	39,547,558	$39	$428,059	$(294,354)	$(114)	$133,630
Stock-based compensation expense	—	—	2,234	—	—	2,234
Shares issued upon exercise of stock options	17,291	—	234	—	—	234
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(21,960)	—	(21,960)
Other comprehensive income	—	—	—	—	187	187
Balance at March 31, 2019	39,575,044	39	430,724	(316,314)	73	114,522

Stock-based compensation expense	—	—	2,681	—	—	2,681
Shares issued upon exercise of stock options	378,706	1	3,974	—	—	3,975
Shares issued upon vesting of restricted stock units	74,166	—	1,235	—	—	1,235
Net loss	—	—	—	(22,960)	—	(22,960)
Other comprehensive income	—	—	—	—	92	92
Balance at June 30, 2019	40,027,916	$40	$438,614	$(339,274)	$165	$99,545

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating activities
Net loss	$(44,920)	$(33,961)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	6,249	3,940
Depreciation and amortization	100	239
Amortization expense component of lease expense	293	—
Accretion of available-for-sale marketable securities	(803)	(559)
Realized loss on sale of available-for-sale marketable securities	—	15
Deferred rent costs	—	(23)
Deferred revenue	(9,450)	52,569
Changes in operating assets and liabilities:
Income tax receivable	(320)	258
Other receivables	321	7
Prepaid expenses	(2,609)	(3,980)
Accounts payable and accrued expenses	(856)	4,047
Operating lease liability	(427)	—
Net cash (used in) provided by operating activities	(52,422)	22,552
Investing activities
Proceeds from maturities of available-for-sale marketable securities	122,881	56,700
Proceeds from sale of available-for-sale marketable securities	—	11,150
Purchases of available-for-sale marketable securities	(71,236)	(98,271)
Purchases of property and equipment	(18)	(21)
Net cash provided by (used in) investing activities	51,627	(30,442)
Financing activities
Proceeds from the sale of common stock under license agreement	—	14,556
Proceeds from the exercise of stock options	4,208	1,748
Net cash provided by financing activities	4,208	16,304
Net increase in cash, cash equivalents and restricted cash	3,413	8,414
Cash, cash equivalents and restricted cash at beginning of period	15,850	10,157
Cash, cash equivalents and restricted cash at end of period	$19,263	$18,571
Noncash investing and financing activities
Shares of common stock issued in exchange for consulting services (recorded as a prepaid expense)	$197	$—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1. Business

Cara Therapeutics, Inc., or the Company, is a clinical-stage biopharmaceutical corporation formed on July 2, 2004. The Company is focused on developing and commercializing new chemical entities designed to alleviate pruritus by selectively targeting peripheral kappa opioid receptors. The Company’s primary activities to date have been organizing and staffing the Company, developing its product candidates and raising capital.

As of June 30, 2019, the Company had raised aggregate net proceeds of approximately $383,200 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and three follow-on public offerings of common stock, which closed in July 2018, April 2017 and August 2015, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received $88,900 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of June 30, 2019, the Company had unrestricted cash and cash equivalents and marketable securities of $135,629 and an accumulated deficit of $339,274. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $22,960 and $17,194 for the three months ended June 30, 2019 and 2018, respectively, and $44,920 and $33,961 for the six months ended June 30, 2019 and 2018, respectively, and had net cash (used in) provided by operating activities of $(52,422) and $22,552 for the six months ended June 30, 2019 and 2018, respectively.

In July 2019, the Company received net proceeds of approximately $136,446 from the issuance and sale of 6,325,000 shares of its common stock in a follow-on public offering, which includes the full exercise of the underwriters’ option to purchase 825,000 additional shares of its common stock (see Note 16, Subsequent Events).

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 to remove the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also amends Topic 820 to clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 also requires additional disclosure for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company will adopt ASU 2018-13, as applicable, on January 1, 2020. The Company does not expect that the adoption of ASU 2018-13 will have a material effect on its results of operations, financial position or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP, that delays recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities by requiring (1) estimating expected credit losses only when the fair value is below the amortized cost of the asset; (2) recording a credit loss without regard to the length of time a security has been in an unrealized loss position; (3) limiting the measurement of the credit loss to the difference between the security’s amortized cost basis and its fair value and (4) presenting credit losses as an allowance rather than as a write-down, which will allow the Company to record reversals of credit losses in current period net income, a practice that is currently prohibited. In April 2019, codification improvements were issued to help clarify and correct certain portions of ASU 2016-13. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As such, the Company expects to adopt ASU 2016-13 on January 1, 2020 and is currently evaluating the effect it will have on its results of operations, financial position and cash flows.

3. Available-for-Sale Marketable Securities

As of June 30, 2019 and December 31, 2018, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company's available-for-sale marketable securities by major type of security as of June 30, 2019 and December 31, 2018:

As of June 30, 2019

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$12,992	$32	$—	$13,024
U.S. government agency obligations	12,447	16	—	12,463
Corporate bonds	62,529	109	(6)	62,632
Commercial paper	23,502	14	—	23,516
Municipal bonds	5,500	—	—	5,500
Total available-for-sale marketable securities	$116,970	$171	$(6)	$117,135

As of December 31, 2018

		Gross Unrealized
Type of Security	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$19,540	$—	$(1)	$19,539
U.S. government agency obligations	17,860	—	(1)	17,859
Corporate bonds	75,999	5	(94)	75,910
Commercial paper	50,413	—	(23)	50,390
Municipal bonds	4,000	—	—	4,000
Total available-for-sale marketable securities	$167,812	$5	$(119)	$167,698

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

All available-for-sale marketable securities are classified as Marketable securities, current or Marketable securities, non-current depending on the contractual maturity date of the individual available-for-sale security.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of June 30, 2019, the Company’s marketable debt securities mature at various dates through March 2021. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of June 30, 2019		As of December 31, 2018
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$96,712	$96,815	$146,363	146,302
One year to two years	20,258	20,320	21,449	21,396
Total	$116,970	$117,135	$167,812	$167,698

The following tables show the fair value of the Company's available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

As of June 30, 2019

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$4,756	$(6)	$—	$—	$4,756	$(6)
Total	$4,756	$(6)	$—	$—	$4,756	$(6)

As of December 31, 2018

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$16,392	$(1)	$—	$—	$16,392	$(1)
U.S. government agency obligations	5,596	(1)	—	—	5,596	(1)
Corporate bonds	71,322	(94)	—	—	71,322	(94)
Commercial paper	39,445	(23)	—	—	39,445	(23)
Total	$132,755	$(119)	$—	$—	$132,755	$(119)

As of June 30, 2019 and December 31, 2018, the Company held a total of 6 out of 58 positions and 69 out of 84 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of June 30, 2019 and December 31, 2018. The Company does not intend to sell these debt securities before maturity and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company's only component of AOCI, for the six months ended June 30, 2019 and June 30, 2018.

Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	279
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	279
Balance, June 30, 2019	$165

Balance, December 31, 2017	$(70)
Other comprehensive loss before reclassifications	(2)
Amount reclassified from accumulated other comprehensive loss	15
Net current period other comprehensive income	13
Balance, June 30, 2018	$(57)

The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of
Component of AOCI	2019	2018	2019	2018	Operations
Unrealized gains (losses) on available- for-sale marketable securities
Realized gains (losses) on sale of securities	$—	$—	$—	$(15)	Other income
	—	—	—	—	Benefit from income taxes
	$—	$—	$—	$(15)

The amounts reclassified out of AOCI into net loss were determined by specific identification.

5. Fair Value Measurements

As of June 30, 2019 and December 31, 2018, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of June 30, 2019 or December 31, 2018.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

Fair value measurement as of June 30, 2019:

Financial assets		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$18,494	$18,494	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	13,024	—	13,024	—
U.S. government agency obligations	12,463	—	12,463	—
Corporate bonds	62,632	—	62,632	—
Commercial paper	23,516	—	23,516	—
Municipal bonds	5,500	—	5,500	—
Restricted cash:
Commercial money market account	769	769	—	—
Total financial assets	$136,398	$19,263	$117,135	$—

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

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the six months ended June 30, 2019. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the six months ended June 30, 2019.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its lease for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of June 30, 2019, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

The letter of credit balance for the Stamford Lease was required to remain at $769 through May 19, 2019 and may, upon request from the Company, thereafter be reduced to $408 through the end of the lease term in November 2023. The reduction in the balance of the letter of credit for the Stamford Lease was contingent upon the Company not being in default of any provisions of that lease prior to the request for the reduction. As of June 30, 2019, the Company requested the reduction in the balance of the letter of credit and it was approved in July 2019. As of June 30, 2019 and December 31, 2018, the Company had $361 of restricted cash related to the Stamford Lease in current assets and $408 in long-term assets, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$18,494	$15,081
Restricted cash, current assets	361	361
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$19,263	$15,850

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7. Prepaid expenses

As of June 30, 2019, prepaid expenses were $7,512, consisting of $6,461 of prepaid R&D clinical costs, $671 of prepaid insurance and $380 of other prepaid costs. As of December 31, 2018, prepaid expenses were $4,805, consisting of $4,377 of prepaid R&D clinical costs, $245 of prepaid insurance, and $183 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$2,485	$4,371
Accrued research projects	7,795	6,079
Accrued professional fees	527	802
Accrued compensation and benefits	1,959	2,370
Total	$12,766	$13,622

9. Stockholders’ Equity

On July 29, 2019, the Company issued and sold 6,325,000 shares of its common stock in a follow-on public offering, which includes the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. The Company received net proceeds of approximately $136,446, after deducting $9,029 of underwriting discounts and commissions and estimated offering expenses payable by the Company. This offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-230333), or the Shelf Registration Statement, filed with the SEC on March 15, 2019 and declared effective on April 4, 2019, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019 (see Note 16, Subsequent Events). The Shelf Registration Statement provides for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under the Shelf Registration Statement include unsold securities that had been registered under the Company’s previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017.

In May 2019, as a result of the achievement of a clinical performance target, an aggregate of 74,166 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

On March 20, 2019, or the Effective Date, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder will provide various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on the Effective Date was $19.37. The services to be provided by the consultant are expected to be performed during the six-month period following the Effective Date. Accordingly, the prepaid expense of $197 related to this stock issuance will be amortized on a straight-line basis as stock compensation expense within general and administrative expenses over the six-month period as services are performed. During the three and six months ended June 30, 2019, $99 of stock-based compensation expense was recognized in the Statements of Comprehensive Loss, all of which related to G&A expense.

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

During the six months ended June 30, 2019, the Company recognized clinical compound revenue of $140 from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $126 during the respective period. There were no clinical compound sales to Maruishi during the six months ended June 30, 2018.

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

Contract balances

As of June 30, 2019, the Company had deferred revenue, current of $26,473 and deferred revenue, non-current of $6,085 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables or other assets related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of June 30, 2019. As of December 31, 2018, the Company had deferred revenue, current of $26,825 and deferred revenue, non-current of $15,184 related to the performance obligations from the VFMCRP Agreement and no balances of receivables or other assets related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2018.

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

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. For the three and six months ended June 30, 2019, $5,208 and $9,450, respectively, were recognized as license and milestone fees revenue based on the percentage of R&D services that were completed during the period. As of June 30, 2019, $22,886 of the $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. As of June 30, 2019, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $32,558 at June 30, 2019 will be recognized by 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

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

During the six months ended June 30, 2019 and 2018, no milestone events were probable of occurrence or achieved.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three and six months ended June 30, 2019 and 2018, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding	39,818,162	33,315,809	39,685,954	33,000,487

Diluted:
Weighted average common shares outstanding - Basic	39,818,162	33,315,809	39,685,954	33,000,487
Common stock options*	—	—	—	—
Denominator for diluted net loss per share	39,818,162	33,315,809	39,685,954	33,000,487

*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(22,960)	$(17,194)	$(44,920)	$(33,961)

Weighted-average common shares outstanding:
Basic and Diluted	39,818,162	33,315,809	39,685,954	33,000,487

Net loss per share, Basic and Diluted	$(0.58)	$(0.52)	$(1.13)	$(1.03)

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2019 and 2018, 4,705,722 and 3,871,194 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 140,834 unvested restricted stock units issued to executive officers that were outstanding at June 30, 2019 were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. The 74,166 restricted stock units that vested and were settled in shares of common stock in May 2019 were included in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019. The 24,000 restricted stock units granted in June 2019 to the non-employee members of the Board of Directors were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive (see Note 13, Stock-Based Compensation).

On July 29, 2019, the Company issued and sold 6,325,000 shares of its common stock in a follow-on public offering, which includes the exercise of the underwriters’ option to purchase 825,000 additional shares of its common stock (see Note 16, Subsequent Events).

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

Restricted Stock Units

In June 2019, the Board of Directors, upon the recommendation of the Compensation Committee, amended the Company’s non-employee director compensation policy. Pursuant to the terms of the amended policy, each non-employee director was entitled to receive, at the time of the Company’s 2019 Annual Meeting of Stockholders, 6,000 restricted stock units. As a result, on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, an aggregate of 24,000 restricted stock units were granted to Directors under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vest on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and six months ended June 30, 2019, $41 of stock compensation expense relating to the Board of Directors’ restricted stock units was recognized in the Statements of Comprehensive Loss, all of which related to G&A expense. None of the 24,000 restricted stock units vested or were settled in shares of the Company’s common stock as of June 30, 2019.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until they were achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. In May 2019, performance targets relating to 74,166 restricted stock units had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. As a result, $1,194 of stock compensation expense relating to the vesting of these restricted stock units was recognized in the Statements of Comprehensive Loss for the three and six months ended June 30, 2019, consisting of $590 relating to G&A expense and $604 relating to R&D expense.

Stock Options

Under the 2014 Plan, the Company granted 241,000 and 136,500 stock options during the three months ended June 30, 2019 and 2018, respectively, and 1,198,000 and 732,500 stock options during the six months ended June 30, 2019 and 2018, respectively. The fair values of stock options granted during the three and six months ended June 31, 2019 and 2018 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.95% - 2.36%	2.85% - 2.94%	1.95% - 2.62%	2.51% - 2.94%
Expected volatility	73.06% - 73.78%	85.7% - 92.8%	73.06%-75.19%	85.7% - 92.8%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of non-employee options (in years)	—	—	—	—

The weighted-average grant date fair value per share of options granted to employees, non-employee members of the Company’s Board of Directors for their Board service and non-employee consultants during the three months ended June 30, 2019 and 2018 was $13.07 and $10.49, respectively, and during the six months ended June 30, 2019 and 2018 was $11.28 and $10.51, respectively.

Prior to January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505-50. On January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018-07 (see Note 2, Other Accounting Pronouncements Recently Adopted). The range of assumptions used by the Company on January 1, 2019 and June 30, 2018 are as follows:

	January 1,	June 30,
	2019	2018
Risk-free interest rate	2.59% - 2.62%	1.92% - 2.82%
Expected volatility	58.9% - 84.6%	60.4% - 96.2%
Expected dividend yield	0%	0%
Expected life of non-employee options (in years)	0.81 - 8.19	0.25 - 8.69

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three and six months ended June 30, 2019 and 2018, the Company recognized compensation expense relating to stock options (excluding compensation expense related to i) the issuance of common stock relating to the consulting agreement for $99 in G&A expense for the three and six months ended June 30, 2019; ii) the vesting of executives’ restricted stock units for $604 in R&D expense and $590 in G&A expense for the three and six months ended June 30, 2019; and iii) compensation expense relating to the Board of Directors’ restricted stock units for $41 in G&A expense for the three and six months ended June 30, 2019), as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,326	$852	$2,408	1,500
General and administrative	1,355	1,217	2,507	2,440
Total stock option expense	$2,681	$2,069	$4,915	$3,940

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the six months ended June 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	4,004,422	$13.34
Granted	1,198,000	16.77
Exercised	(395,997)	10.63
Forfeited	(100,703)	16.22
Outstanding, June 30, 2019	4,705,722	$14.39
Options exercisable, June 30, 2019	2,034,916

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the six months ended June 30, 2019 and 2018.

14. Income Taxes

For the three months ended June 30, 2019 and 2018, pre-tax losses were $23,195 and $17,346, respectively, and for the six months ended June 30, 2019 and 2018, pre-tax losses were $45,240 and $34,159, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of June 30, 2019 and December 31, 2018. Upon adoption of ASU 2016-09 on January 1, 2017, the tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $235 and $152 for the three months ended June 30, 2019 and 2018, respectively, and $320 and $198 for the six months ended June 30, 2019 and 2018, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, the Company reduced its deferred tax assets, which were offset by a corresponding reduction to its valuation allowance. On June 30, 2019 and December 31, 2018, the Company did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

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

Total rent expense under the Stamford Lease was $246 and $491 for the three and six months ended June 30, 2018, respectively.

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

Under ASC 842, lease expense is recognized on a straight-line basis over the lease term.  As a result, $234 of operating lease cost, or lease expense, was recognized for the three months ended June 30, 2019, consisting of $164 relating to R&D lease expense and $70 relating to G&A lease expense. For the six months ended June 30, 2019, $469 of operating lease cost was recognized, consisting of $328 relating to R&D lease expense and $141 relating to G&A lease expense.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to the Stamford Lease was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows relating to operating lease	$(302)	$(603)
ROU assets obtained in exchange for new operating lease liabilities	$—	$3,636
Remaining lease term-operating lease (years)	4.4	4.4
Discount rate - operating lease	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of June 30, 2019, were as follows:

Year Ending December 31,
2019 (Excluding the six months ended June 30, 2019)	$613
2020	1,239
2021	1,264
2022	1,288
2023	1,164
Total future minimum lease payments, undiscounted	5,568
Less imputed interest	(796)
Total	$4,772

Operating lease liability reported as of June 30, 2019:
Operating lease liability - current	$923
Operating lease liability - non-current	3,849
Total	$4,772

Note 16. Subsequent Events

Follow-on Public Offering

In July 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 6,325,000 shares of its common stock, which includes the exercise of the underwriters’ option to purchase 825,000 additional shares of common stock, at a public offering price of $23.00 per share. This offering was made pursuant to the Company’s Shelf Registration Statement, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019.

On July 29, 2019, the Company closed the offering, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. The Company received net proceeds of approximately $136,446, after deducting $9,029 of underwriting discounts and commissions and estimated offering expenses payable by the Company.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Manufacturing Agreement

On July 8, 2019, the Company entered into a Master Manufacturing Services Agreement, or MSA, with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to the Company for the drug products specified by the Company from time to time. Pursuant to the MSA, the Company has agreed to order from Patheon at least a certain percentage of its commercial requirements for a product under a related Product Agreement. Each Product Agreement that the Company may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

The MSA has an initial term ending December 31, 2023, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless either party gives notice of its intention to terminate the MSA at least 18 months prior to the end of the then current term.

Either party may terminate the MSA or a Product Agreement upon written notice if the other party (1) has failed to remedy a material breach within a specified time or (2) is declared insolvent or bankrupt, voluntarily files a petition of bankruptcy or assigns such agreement for the benefit of creditors. The Company may terminate a Product Agreement (a) upon 90 days’ prior written notice if any governmental agency takes any action that prevents the Company from selling the relevant product in the relevant territory, (b) upon six months’ prior written notice if it does not intend to order manufacturing services due to a product’s discontinuance in the market, or (c) upon 90 days’ prior written notice if it determines that the manufacture or supply of a product likely infringes third-party rights. Patheon may terminate the MSA or a Product Agreement (i) upon six months’ prior written notice if the Company assigns such agreement to an assignee that is unacceptable to Patheon for certain reasons, or (ii) upon 30 days’ prior written notice if, after the first year of commercial sales, the Company forecasts zero volume for 12 months.

The MSA contains, among other provisions, customary representations and warranties by the parties, a grant to Patheon of certain limited license rights to the Company’s intellectual property in connection with Patheon’s performance of the services under the MSA, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

On July 8, 2019, and July 9, 2019, the Company entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of CR845/difelikefalin injection, the Company’s lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of CR845/difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from active pharmaceutical ingredient supplied by the Company. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the success and timing of our clinical trials, including our clinical trial programs for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP, and Oral KORSUVA (CR845/difelikefalin) in CKD-aP, and chronic liver disease associated pruritus, or CLD-aP, and pruritus associated with atopic dermatitis, or AD, and the reporting of clinical trial results;

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

Introduction

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pruritus by selectively targeting peripheral kappa opioid receptors, or KORs. We are developing a novel and proprietary class of product candidates, led by KORSUVA (CR845/difelikefalin), a first-in-class KOR agonist that targets KORs located in the peripheral nervous system, and on immune cells.

In a Phase 3 and two Phase 2 trials, KORSUVA (CR845/difelikefalin) injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. KORSUVA (CR845/difelikefalin) injection is currently being investigated in a global Phase 3 trial in the same patient population, i.e. hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, to commercialize KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP worldwide, excluding the United States, Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). We retain all rights in the United States and will promote KORSUVA (CR845/difelikefalin) injection, if approved, with VFMCRP in U.S. Fresenius Medical Care North America, or FMCNA, dialysis clinics under a profit share agreement.

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

Recent Developments

Follow-on Public Offering

In July 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by us of 6,325,000 shares of our common stock, which includes the exercise of the underwriters’ option to purchase 825,000 additional shares of common stock, at a public offering price of $23.00 per share. This offering was pursuant to Registration Statement on Form S-3 (File No. 333-230333), or the Shelf Registration Statement, filed with the SEC on March 15, 2019 and declared effective on April 4, 2019, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019. The Shelf Registration Statement provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under this Shelf Registration Statement include unsold securities that had been registered under our previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017.

On July 29, 2019, we closed the offering, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. We received net proceeds of approximately $136.4 million, after deducting $9.0 million of underwriting discounts and commissions and estimated offering expenses payable by us.

Manufacturing Agreement

On July 8, 2019, we entered into a Master Manufacturing Services Agreement, or MSA, with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

The MSA has an initial term ending December 31, 2023, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless either party gives notice of its intention to terminate the MSA at least 18 months prior to the end of the then current term.

Either party may terminate the MSA or a Product Agreement upon written notice if the other party (1) has failed to remedy a material breach within a specified time or (2) is declared insolvent or bankrupt, voluntarily files a petition of bankruptcy or assigns such agreement for the benefit of creditors. We may terminate a Product Agreement (a) upon 90 days’ prior written notice if any governmental agency takes any action that prevents us from selling the relevant product in the relevant territory, (b) upon six months’ prior written notice if we do not intend to order manufacturing services due to a product’s discontinuance in the market, or (c) upon 90 days’ prior written notice if we determine that the manufacture or supply of a product likely infringes third-party rights. Patheon may terminate the MSA or a Product Agreement (i) upon six months’ prior written notice if we assign such agreement to an assignee that is unacceptable to Patheon for certain reasons, or (ii) upon 30 days’ prior written notice if, after the first year of commercial sales, we forecast zero volume for 12 months.

The MSA contains, among other provisions, customary representations and warranties by the parties, a grant to Patheon of certain limited license rights to our intellectual property in connection with Patheon’s performance of the services under the MSA, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

On July 8, 2019, and July 9, 2019, we entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of CR845/difelikefalin injection, our lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of CR845/difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from active pharmaceutical ingredient supplied by us. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

Our Product Candidate

Our product candidate, CR845/difelikefalin, is a new chemical entity, which is designed to selectively stimulate kappa, rather than mu, and delta opioid receptors. CR845/difelikefalin has been designed with specific chemical characteristics to restrict its entry into the CNS and further limit its mechanism of action to KORs in the peripheral nervous system and on immune cells. Activation of kappa receptors in the CNS is known to result in some undesirable effects, including dysphoria. Since CR845/difelikefalin modulates kappa receptor signals peripherally without any significant activation of opioid receptors in the CNS, it is generally not expected to produce the CNS-related side effects of mu opioid agonists (such as addiction and respiratory depression) or centrally-active kappa opioid agonists (such as dysphoria and hallucinations). CR845/difelikefalin has been administered to more than 2,000 human subjects in Phase 1, Phase 2 and Phase 3 clinical trials as an I.V. infusion, bolus intravenous injection or oral capsule or tablet, and thus far has been observed to be generally well tolerated in multiple clinical trials.

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with certain diseases such as CKD, CLD and dermatological conditions such as AD as well as moderate-to-severe pain due to the following attributes:

•	novel, peripherally-acting, KOR agonist mechanism of action;
•	evidence of efficacy in completed clinical trials of pruritus and pain;
•	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
•	potential for reduction of post-operative nausea and vomiting, or PONV;
•	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
•	lower potential for addiction or abuse liability;
•

avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and

•

availability in injectable form for the treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings as well as for pain and/or PONV treatment in the acute care setting and oral form for treatment of pruritus or chronic pain conditions in the outpatient setting.

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• KALM-2 (Global) Phase 3 efficacy trial ongoing • KALM-1: double blind phase completed; top-line data reported • Phase 3 safety trials ongoing	Cara (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
• Breakthrough Therapy Designation granted by FDA in June 2017
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 efficacy trial ongoing • Phase 2 interim assessment complete - no modifications to enrollment target	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data released	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

Chronic pruritus, or itch, is associated with certain conditions such as kidney disease, atopic dermatitis, liver disease and psoriasis. Based on KORSUVA (CR845/difelikefalin)’s effects on the peripheral nervous system and immune cells, which result in anti-pruritic effects in preclinical models, we believe KORSUVA (CR845/difelikefalin) has the potential to treat pruritus associated with multiple medical conditions.

CKD-aP is an intractable systemic itch condition with high prevalence for which there are no approved therapeutics in the United States or Europe.

In May 2019, we announced positive results from the double blinded phase of the first pivotal Phase 3 efficacy trial (KALMTM-1) of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. The trial met the primary and all secondary endpoints after 12 weeks of treatment. This trial was initiated in the first quarter of 2018 in the United States and has entered into a 52-week open label extension phase. In August 2018, we initiated the second pivotal Phase 3 efficacy trial, KALM-2 (with a 52-week open label extension phase) of KORSUVA (CR845/difelikefalin) injection that is expected to enroll patients in the United States and multiple countries outside the United States. In addition to these trials, we are also conducting 52-week and 12-week Phase 3 open label safety studies of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP.

In June 2017, the FDA granted breakthrough therapy designation for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe pruritus in patients with CKD undergoing hemodialysis. This regulatory decision was supported by positive results from Phase 2 clinical trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP. Breakthrough therapy designation is granted to expedite the development and review process for new therapies addressing serious or life-threatening conditions, where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

KALM-1 and KALM-2 Phase 3 Efficacy Trials of KORSUVA (CR845/Difelikefalin) Injection

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

In May 2019, we announced positive top-line results from this trial. The study met the primary efficacy endpoint with 51%  of the patients receiving 0.5 mcg/ kg of KORSUVA Injection versus 28% of patients receiving placebo achieving at least a 3‑point improvement from baseline with respect to the weekly mean of the daily 24‑hour worst itching intensity numeric rating scale, or NRS, score at week 12 (p= 0.000019). The study also met all secondary endpoints, including assessment of itch-related quality of life changes measured using self-assessment Skindex-10 (patients receiving KORSUVA experienced 43% improvement versus patients receiving placebo, p= 0.0004) and 5-D Itch scales (patients receiving KORSUVA experienced 35% improvement versus patients receiving placebo, p= 0.0009). In addition, 39% of patients receiving KORSUVA Injection achieved a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 versus 18% for patients receiving placebo (p= 0.000032), another key secondary endpoint. In this trial, KORSUVA (CR845/difelikefalin) injection was generally well-tolerated with a safety profile consistent with that seen in earlier trials. Overall, the incidence of adverse effects, or AEs, and serious AEs were similar across both KORSUVA (CR845/difelikefalin) Injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (9.5% KORSUVA vs 3.7% placebo), dizziness (6.9% KORSUVA vs 1.1% placebo), vomiting (5.3% KORSUVA vs 3.2% placebo) and nasopharyngitis (3.2% KORSUVA vs 5.3% placebo).

In August 2018, we announced the dosing of the first patient in the second Phase 3 efficacy trial (KALM-2) that is similar in design and size to the KALM-1 Phase 3 trial (with a pre-specified interim assessment that allowed for expansion of the study to up to 500 patients, if needed) and will facilitate regulatory filings worldwide. This second Phase 3 trial is designed to enroll hemodialysis patients with moderate-to-severe pruritus in the United States as well as in multiple countries in Europe and Asia Pacific. Based on current enrollment projections, we expect to report top-line data from the KALM-2 Phase 3 trial in the fourth quarter of 2019.

Phase 3 Safety Trials of KORSUVA (CR845/Difelikefalin) Injection

In the second quarter of 2017, we initiated a 52-week Phase 3 safety trial that is expected to enroll up to 300 hemodialysis patients with CKD-aP, including those who have completed prior Phase 2 trials of KORSUVA (CR845/difelikefalin) injection as well as patients who have not been previously exposed to CR845/difelikefalin. This open-label trial is evaluating the long-term safety of KORSUVA (CR845/ difelikefalin) injection at the dose of 0.5mcg/kg. Currently, approximately 165 patients have completed at least six months of treatment (over 50% of these patients have completed one year of treatment).

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

The design and dose selection for our Phase 3 trials are based on results of the previously completed Phase 2 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP in consultation with the FDA as part of our End of Phase 2 meeting with the FDA that was held in 2017.

Phase 2/3 Adaptive Design Trial of KORSUVA (CR845/Difelikefalin) Injection in Dialysis Patients

In June 2016, we initiated a two-part Phase 2/3 adaptive design trial of KORSUVA (CR845/difelikefalin) injection in dialysis patients suffering from moderate-to-severe pruritus. In March 2017, we announced top-line data from the Phase 2 trial, which was a randomized, double-blind, placebo-controlled trial of three doses of intravenous KORSUVA (CR845/difelikefalin) injection (0.5 mcg/kg, 1.0 mcg/kg and 1.5 mcg/kg) administered three times per week after dialysis over an eight-week treatment period in 174 patients with moderate-to-severe pruritus.

The primary endpoint of this trial was the change from baseline of the mean worst itching score for week eight measured on a patient reported 24-hour worst itching intensity 11-point NRS scale. Patients receiving KORSUVA (CR845/difelikefalin) injection experienced a 68% greater reduction from baseline in worst itch scores than those receiving placebo (p<0.0019). The secondary endpoints of this trial focused on itch-related quality of life measures including the Skindex-10 scale, 5-D itch scale, and sleep disturbance subscale. In addition to reduction of pruritus, patients experienced substantial improvement in multiple itch-related quality of life (Skindex-10, 5-D Itch scale) measures and sleep over two months of treatment. Additionally, in a post-hoc analysis, (1) 64% of the patients treated at the 0.5 mcg/kg dose experienced at least a 3‑point improvement from baseline with respect to the weekly mean NRS score versus 29% of patients on placebo (p<0.01), and (2) 51% of the patients treated at the 0.5 mcg/kg dose experienced at least a 4‑point improvement from baseline with respect to the weekly mean NRS score versus 24% of patients on placebo (p<0.05).

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

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

In July 2018, we announced the dosing of the first patients in a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD patients. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12-week trial is designed to evaluate the safety and efficacy of three tablet strengths (0.25 mg, 0.5 mg and 1 mg, once daily administration) of Oral KORSUVA versus placebo in approximately 240 stage III-V (moderate to severe) CKD patients with moderate-to-severe pruritus, with a pre-specified interim assessment that allows for expansion of the study to up to 480 patients, if needed. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itch NRS score at Week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 12, as assessed by the total Skindex-10 and 5-D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24-hour worst itch NRS score at week 12.

In July 2019, we announced that, based on the recommendation of the Independent Data Monitoring Committee, or IDMC, the ongoing Phase 2 trial will continue as planned with no changes to the original enrollment target of 240 patients. The IDMC’s recommendation was based on the results of a pre-specified interim conditional power assessment conducted after approximately 50% of the targeted patient number completed the designated 12-week treatment period. We also announced that the target enrollment has been reached and we expect to report the top-line results in the fourth quarter of 2019.

The dosing of the above Phase 2 trial was informed by the results of our Phase 1 trial of Oral KORSUVA (CR845/difelikefalin) in patients with Stage III - V CKD. Data from the Phase 1 trials were used to assess the PK and safety of different tablet strengths of Oral KORSUVA (CR845/difelikefalin) (0.25 mg, 0.5 mg and 1.0 mg), dosed daily over a one-week treatment period in patients with moderate and severe renal impairment. The exposure levels achieved with Oral KORSUVA tablets were approximately equivalent to the exposure level achieved with 0.5 mcg/kg dose of I.V. KORSUVA that exhibited statistically significant and clinically meaningful reduction in itch intensity in hemodialysis patients with moderate to severe CKD-aP in a previous Phase 2 trial.

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

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC. Pruritus is a common symptom with a prevalence of up to 70% in patients with PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at Week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 16.

The dose of 1 mg BID in the Phase 2 trial is based on comparison to the exposure levels achieved with 0.5 mcg/kg dose of I.V. KORSUVA (CR845/difelikefalin) that exhibited statistically significant and clinically meaningful reduction in itch intensity in hemodialysis patients with moderate-to-severe pruritus in the Phase 2 and 3 trials.

In the fourth quarter of 2017, we submitted an investigational new drug application, or IND, to the FDA for Oral KORSUVA (CR845/difelikefalin) for the symptomatic relief of CLD-aP and initiated a Phase 1 safety and PK clinical trial of Oral KORSUVA (CR845/difelikefalin) in patients with CLD in the first quarter of 2018. The open-label study was designed to evaluate the safety and PK profile of repeated doses of Oral KORSUVA (CR845/difelikefalin) taken twice daily in up to 60 patients with CLD and up to 12 matched healthy control subjects. Oral KORSUVA was evaluated over an eight-day treatment period in patients with CLD based on their Child-Pugh classification (i.e., Class A, B and C). The study is now complete. The PK parameters were dose-proportional in patients with mild-to-moderate CLD and Oral KORSUVA (CR845/difelikefalin) was generally well tolerated with no unexpected safety signals reported.

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

In July 2019, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in approximately 240 adult subjects with AD. Subjects will be randomized to three tablet strengths of Oral KORSUVA: 0.25 mg, 0.5 mg and 1 mg BID versus placebo for 12 weeks followed by a 4-week active extension phase. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour itch NRS score at Week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 12 as assessed by the total Skindex-10 and 5-D itch scales, and itch related Sleep Quality Assessment. Safety endpoints used to evaluate the overall safety and tolerability of Oral KORSUVA (CR845/difelikefalin) will also be included.

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

Human Abuse Liability Trial of CR845/Difelikefalin Injection

In the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of CR845/difelikefalin injection. The results from this HAL trial indicate that I.V. CR845/difelikefalin (5 mcg/kg or 15 mcg/kg) demonstrates statistically significant lower “drug liking” scores as measured by VAS Emax (p <0.0001) when compared to I.V. pentazocine (0.5 mg/kg), an approved Schedule I.V. opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine. Additionally, CR845/difelikefalin injection showed no “drug liking” dose response as both doses of CR845/difelikefalin injection exhibited similar responses and were not different from placebo injection.  Those scores represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845/difelikefalin to be the first non-scheduled or low (Schedule V) scheduled peripheral kappa opioid for acute pain or pruritus.

Respiratory Safety Phase 1 Trial of CR845/Difelikefalin Injection

In April 2017, we announced summary results from our quantitative Phase 1 trial evaluating respiratory safety of CR845/difelikefalin injection. Respiratory depression remains the most life-threatening side effect of traditional, centrally acting, opioid analgesics, the most commonly used drug class for current treatment of postoperative pain in the United States. The Phase 1 trial was a randomized, double-blind, placebo-controlled, three-way crossover trial of two doses of CR845/difelikefalin injection versus placebo on three measures of respiratory drive in 15 healthy volunteers. Each subject was randomized to one of three treatment sequences and was administered I.V. bolus placebo, I.V. CR845/difelikefalin (1.0 mcg/kg) and I.V. CR845/difelikefalin (5.0 mcg/kg) on sequential 24-hour periods, with I.V. CR845/difelikefalin (5.0 mcg/kg) representing a projected five-fold supra-therapeutic dose. After each administration, and continuing through four hours post-dosing, end-tidal CO2, or ETCO2, oxygen saturation, or SpO2, and respiratory rate were continuously monitored. The primary safety endpoints were: a >10 mmHg sustained (>30 seconds duration) increase in ETCO2 above baseline or to >50 mmHg, and a sustained reduction in SpO2 to <92%.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
License and milestone fees revenue	$5,208	$2,874	81%	$9,450	$2,874	229%
Clinical compound revenue	—	—	N/A	140	—	100%
Total revenue	$5,208	$2,874	81%	$9,590	$2,874	234%

License and milestone fees revenue

License and milestone fees revenue for the three and six months ended June 30, 2019 was $5.2 million and $9.5 million, respectively. License and milestone fees revenue for the three and six months ended June 30, 2018 was $2.9 million. License and milestone fees revenue for the three and six months ended June 30, 2019 and June 30, 2018 was related to license fees earned by us during the respective periods in connection with the VFMCRP Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

Clinical compound revenue for the six months ended June 30, 2019 was $140 thousand which was related to the sale of clinical compound to Maruishi. There was no clinical compound revenue for the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$17,542	$12,739	38%	$35,283	$22,087	60%
Consultant services in support of clinical trials	1,122	914	23%	2,380	1,456	63%
Stock-based compensation	1,929	852	126%	3,011	1,500	101%
Depreciation and amortization	27	94	-71%	55	199	-72%
Other R&D operating expenses	3,736	2,403	55%	7,235	5,187	39%
Total R&D expense	$24,356	$17,002	43%	$47,964	$30,429	58%

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $9.5 million, mainly from activities related to the Phase 3 (12-week) safety study in hemodialysis patients with CKD-aP, the two Phase 3 efficacy trials of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the Phase 2 efficacy trial for pruritus associated with AD and costs related to a supportive Phase 1 study. Those costs were partially offset by a decrease of $2.6 million, mainly from the Phase 3 long-term (52-week) safety study of I.V. KORSUVA (CR845/difelikefalin) in hemodialysis patients with CKD-aP and costs associated with certain Phase 1 studies. There was also a decrease of $1.7 million in drug manufacturing costs. The increase in stock-based compensation expense was primarily the result of additional stock option grants to R&D employees as well as the vesting of restricted stock units granted to R&D executive officers. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $22.4 million, mainly from activities related to the Phase 3 (12-week) safety study in hemodialysis patients with CKD-aP, the two Phase 3 efficacy trials of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the Phase 2 efficacy trial for CLD-aP, the Phase 2 efficacy trial for pruritus associated with AD and costs related to a supportive Phase 1 study. Those costs were partially offset by a decrease of $6.5 million, mainly from the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in post-operative pain and costs associated with certain Phase 1 studies. There was also a decrease of $1.4 million in drug manufacturing costs. The increase in stock-based compensation expense was primarily the result of additional stock option grants to R&D employees as well as the vesting of restricted stock units granted to R&D executive officers. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel.

The following table summarizes our R&D expenses by programs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$13,298	$8,187	62%	$27,188	$11,858	129%
I.V. CR845 - Pain	160	699	-77%	359	3,968	-91%
Oral CR845 - Pruritus	5,195	3,317	57%	10,094	5,563	81%
Oral CR845 - Pain	12	1,450	-99%	22	2,153	-99%
Internal research and development expenses	5,691	3,349	70%	10,301	6,887	50%
Total research and development expenses	$24,356	$17,002	43%	$47,964	$30,429	58%

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$903	$889	2%	$1,832	$1,482	24%
Stock-based compensation	2,085	1,217	71%	3,238	2,440	33%
Depreciation and amortization	22	20	12%	44	40	12%
Other G&A operating expenses	1,984	1,559	27%	3,788	3,420	11%
Total G&A expense	$4,994	$3,685	36%	$8,902	$7,382	21%

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, the increase in stock-based compensation expense was primarily the result of additional stock option grants to G&A employees as well as the vesting of restricted stock units granted to G&A executive officers. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs associated with G&A personnel and increases in franchise taxes. Professional fees and public/investor relations expenses remained consistent between the respective periods.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs, legal fees and accounting fees. The increase in stock-based compensation expense was primarily the result of additional stock option grants to G&A employees as well as the vesting of restricted stock units granted to G&A executive officers. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs associated with G&A personnel and increases in franchise taxes.

Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Other Income	$947	$467	103%	$2,036	$778	162%

During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, the increase in other income was due to an increase in interest and accretion income resulting from a higher average balance of our portfolio of investments in the 2019 period.

During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, the increase in other income was due to an increase in interest and accretion income resulting from a higher average balance of our portfolio of investments in the 2019 period.

Benefit from Income Taxes

For the three months ended June 30, 2019 and 2018, pre-tax losses were $23.2 million and $17.3 million, respectively, and we recognized a benefit from income taxes of $235 thousand and $152 thousand, respectively. For the six months ended June 30, 2019 and 2018, pre-tax losses were $45.2 million and $34.2 million, respectively, and we recognized a benefit from income taxes of $320 thousand and $198 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at June 30, 2019 and December 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2019, we have raised an aggregate of approximately $486.6 million to fund our operations, including (1) net proceeds of $309.8 million from the sale of shares of our common stock in four public offerings, including our initial public offering; (2) proceeds of  $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $88.9 million under our license agreements, primarily with VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

In order to fund our future operations, including our planned clinical trials, we filed the Shelf Registration Statement, which provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under the Shelf Registration Statement include unsold securities that had been registered under our previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017. We believe that our Shelf Registration Statement provides us with the flexibility to raise additional capital to finance our operations as needed.

In July 18 2018, we entered into an underwriting agreement with Jefferies LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, relating to the issuance and sale by us of up to 5,175,000 shares of our common stock, including 675,000 shares of common stock the underwriters had the option to purchase, at a public offering price of $19.00 per share. This offering was made by pursuant to our Registration Statement on Form S-3 (File No. 333-216657), filed with the SEC on March 13, 2017 and declared effective on March 24, 2017, and a related prospectus dated March 24, 2017 and a prospectus supplement dated July 18, 2018, which was filed with the SEC on July 20, 2018.

On July 23, 2018, we closed the offering, including the full exercise of the underwriters’ option to purchase 675,000 additional shares of common stock. We received net proceeds of approximately $92.1 million, after deducting $6.3 million relating to underwriting discounts and commissions and offering expenses.

In July 2019, we entered into an underwriting agreement with J.P. Morgan Securities, LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by us of 6,325,000 shares of our common stock, which includes the exercise of the underwriters’ option to purchase 825,000 additional shares of common stock, at a public offering price of $23.00 per share.  This offering was made by pursuant to our Shelf Registration Statement, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019.

On July 29, 2019, we closed the offering, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. We received net proceeds of approximately $136.4 million, after deducting $9.0 million of underwriting discounts and commissions and estimated offering expenses payable by us.

We intend to use the net proceeds from this most recent underwritten offering, along with our existing cash and cash equivalents and marketable securities, to fund our clinical and research development activities, including the submission of a new drug application to the U.S. FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of pruritus associated with CKD in hemodialysis patients and subsequent pre-commercialization activities, and the advancement of our clinical programs for Oral KORSUVA, including completion of Phase 2 trials for the treatment of pruritus in patients with CKD (Stage III-V), patients with CLD and patients with AD, as well as for working capital and other general corporate purposes.

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

As of June 30, 2019, we had $135.6 million in unrestricted cash and cash equivalents and available-for-sale marketable securities, which does not include the net proceeds from our July 2019 follow-on public offering described above. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

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

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of June 30, 2019, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of June 30, 2019, we have received milestone payments of $1.5 million before South Korean withholding tax.

The next potential milestone that could result in us receiving payment under the CKDP Agreement will be for a clinical development milestone related to the Phase 3 trial of CR845/difelikefalin in pruritus. When achieved, this milestone will result in a payment of $750 thousand, before South Korean withholding tax, being due to us. As of June 30, 2019, we determined that this milestone event has not occurred. We will continue to monitor this milestone event in future periods.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $23.0 million and $17.2 million for the three months ended June 30, 2019 and 2018, respectively, and $44.9 million and $34.0 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $339.3 million. We expect to continue to incur significant expenses and operating and net losses in the near future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable the submission of a new drug application, conducting supportive Phase 1 trials and Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD and AD, we expect that our existing cash and cash equivalents and available-for-sale marketable securities, including the $136.4 million of net proceeds that we received in July 2019 in our recent public offering, will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP.  Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, we reduced our deferred tax assets, which were offset by a corresponding reduction to our valuation allowance. On June 30, 2019 and December 31, 2018, we did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	Dollar amounts in thousands
Net cash (used in) provided by operating activities	$(52,422)	$22,552
Net cash provided by (used in) investing activities	51,627	(30,442)
Net cash provided by financing activities	4,208	16,304
Net increase in cash, cash equivalents and restricted cash	$3,413	$8,414

Net cash (used in) provided by operating activities

Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of a net loss of $44.9 million, a $3.9 million cash outflow from net changes in operating assets and liabilities and a $3.6 million cash outflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of a cash outflow of $2.6 million from an increase in prepaid expense, primarily related to an increase in prepaid clinical costs, a cash outflow of $0.9 million from a decrease in accounts payable and accrued expenses, and a cash outflow of $0.4 million from operating lease liability relating to lease payments made for the Stamford Lease as a result of our adoption of ASC 842: Leases. Net non-cash charges primarily consisted of a decrease of $9.5 million in deferred revenue associated with our VFMCRP Agreement and $0.8 million related to accretion of available-for-sale securities, partially offset by stock-based compensation expense of $6.2 million.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $51.6 million for the six months ended June 30, 2019, which primarily included cash inflows of $122.9 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $71.2 million for the purchase of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds of $4.2 million received from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2018 consisted of proceeds of $14.6 million from the sale of our common stock relating to the VFMCRP Agreement and $1.7 million received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2019 consisted of an operating lease obligation in connection with our operating facility in Stamford, Connecticut. See Note 15 of Notes to Condensed Financial Statements, Commitments and Contingencies: Leases, in this Quarterly Report on Form 10-Q.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2019, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2019, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate notes, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of June 30, 2019, we had invested $117.1 million of our cash reserves in such marketable securities. Those marketable securities include $117.1 million of investment grade debt instruments with a yield of approximately 2.68% and maturities through March 2021. As of December 31, 2018, we had invested $167.7 million of our cash reserves in such marketable securities. Those marketable securities included $167.7 million of investment grade debt instruments with a yield of approximately 2.64% and maturities through November 2020.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of June 30, 2019 and December 31, 2018, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, Leases. Although the new leasing standard did not have a material impact on our results of operations or cash flows, it did have a material impact on our financial position due to the recording of an operating lease right-of-use asset and operating lease liability beginning on January 1, 2019. As a result, we did implement changes to our processes related to leases and the control activities within them during the six months ended June 30, 2019. These included ongoing contract review requirements and gathering of information provided for disclosures, as well as other requirements as necessary per the new lease guidance.

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject.  During the six months ended June 30, 2019, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1 †	Amended and Restated Non-Employee Director Compensation Policy.

10.2 †#	Master Manufacturing Services Agreement between the Registrant and Patheon UK Limited and related Product Agreements.

31.1 †	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 †	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

#

Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: August 7, 2019	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2019	By	/s/ MANI MOHINDRU
Mani Mohindru, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)