Form 10-Q
period 2019-09-30
Cara Therapeutics, Inc.
filed 2019-11-05
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2019 was: 46,678,977.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$34,705	$15,081
Marketable securities	158,384	146,302
Income tax receivable	1,033	664
Other receivables	784	926
Prepaid expenses	8,556	4,805
Restricted cash, current	—	361
Total current assets	203,462	168,139
Operating lease right-of-use asset	3,192	—
Marketable securities, non-current	55,985	21,396
Property and equipment, net	748	880
Restricted cash	408	408
Total assets	$263,795	$190,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,581	$13,622
Operating lease liability, current	945	—
Current portion of deferred revenue	26,773	26,825
Total current liabilities	48,299	40,447

Operating lease liability, non-current	3,602	—
Deferred revenue, non-current	—	15,184
Deferred lease obligation	—	1,562
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018, zero shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2019 and December 31, 2018, 46,673,977 shares and 39,547,558 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	46	39
Additional paid-in capital	583,811	428,059
Accumulated deficit	(372,116)	(294,354)
Accumulated other comprehensive income (loss)	153	(114)
Total stockholders’ equity	211,894	133,630
Total liabilities and stockholders’ equity	$263,795	$190,823

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
License and milestone fees	$5,785	$5,029	$15,235	$7,903
Clinical compound revenue	—	33	140	33
Total revenue	5,785	5,062	15,375	7,936
Operating expenses:
Research and development	35,992	22,303	83,956	52,732
General and administrative	4,226	3,227	13,128	10,609
Total operating expenses	40,218	25,530	97,084	63,341
Operating loss	(34,433)	(20,468)	(81,709)	(55,405)
Other income	1,261	1,002	3,297	1,780
Loss before benefit from income taxes	(33,172)	(19,466)	(78,412)	(53,625)
Benefit from income taxes	330	66	650	264
Net loss	$(32,842)	$(19,400)	$(77,762)	$(53,361)
Net loss per share:
Basic and Diluted	$(0.74)	$(0.51)	$(1.88)	$(1.54)
Weighted average shares:
Basic and Diluted	44,517,134	38,034,216	41,314,044	34,696,835
Other comprehensive income, net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(12)	70	267	83
Total comprehensive loss	$(32,854)	$(19,330)	$(77,495)	$(53,278)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,662,255	$33	$307,158	$(220,341)	$(70)	$86,780
Stock-based compensation expense	—	—	1,871	—	—	1,871
Shares issued upon exercise of stock options	37,688	—	263	—	—	263
Net loss	—	—	—	(16,767)	—	(16,767)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance at March 31, 2018	32,699,943	33	309,292	(237,108)	(114)	72,103
Sale of common stock under license agreement	1,174,827	1	14,555	—	—	14,556
Stock-based compensation expense	—	—	2,069	—	—	2,069
Shares issued upon exercise of stock options	184,444	—	1,485	—	—	1,485
Net loss	—	—	—	(17,194)	—	(17,194)
Other comprehensive income	—	—	—	—	57	57
Balance at June 30, 2018	34,059,214	$34	$327,401	$(254,302)	$(57)	$73,076
Sale of common stock in a follow-on public offering ($19.00 per share), net of underwriting discounts and commissions and offering expenses of $6,248	5,175,000	5	92,072	—	—	92,077
Stock-based compensation expense	—	—	1,819	—	—	1,819
Shares issued upon exercise of stock options	155,301	—	1,888	—	—	1,888
Net loss	—	—	—	(19,400)	—	(19,400)
Other comprehensive income	—	—	—	—	70	70
Balance at September 30, 2018	39,389,515	$39	$423,180	$(273,702)	$13	$149,530

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	39,547,558	$39	$428,059	$(294,354)	$(114)	$133,630
Stock-based compensation expense	—	—	2,234	—	—	2,234
Shares issued upon exercise of stock options	17,291	—	234	—	—	234
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(21,960)	—	(21,960)
Other comprehensive income	—	—	—	—	187	187
Balance at March 31, 2019	39,575,044	39	430,724	(316,314)	73	114,522
Stock-based compensation expense	—	—	2,681	—	—	2,681
Shares issued upon exercise of stock options	378,706	1	3,974	—	—	3,975
Shares issued upon vesting of restricted stock units	74,166	—	1,235	—	—	1,235
Net loss	—	—	—	(22,960)	—	(22,960)
Other comprehensive income	—	—	—	—	92	92
Balance at June 30, 2019	40,027,916	$40	$438,614	$(339,274)	$165	$99,545
Sale of common stock in a follow-on public offering ($23.00 per share), net of underwriting discounts and commissions and offering expenses of $8,950	6,325,000	6	136,519	—	—	136,525
Issuance of common stock upon entry into License Agreement with Enteris Biopharma, Inc. ($23.42 per share)	170,793	—	4,000	—	—	4,000
Stock-based compensation expense	—	—	2,835	—	—	2,835
Shares issued upon exercise of stock options	150,268	—	1,843	—	—	1,843
Net loss	—	—	—	(32,842)	—	(32,842)
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance at September 30, 2019	46,673,977	$46	$583,811	$(372,116)	$153	$211,894

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating activities
Net loss	$(77,762)	$(53,361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	9,182	5,759
Depreciation and amortization	150	318
Amortization expense component of lease expense	445	—
Noncash expense related to oral formulation license agreement	4,000	—
Accretion of available-for-sale marketable securities	(1,168)	(1,177)
Realized loss on sale of available-for-sale marketable securities	—	32
Deferred rent costs	—	(89)
Deferred revenue	(15,235)	47,542
Changes in operating assets and liabilities:
Income tax receivable	(369)	192
Other receivables	142	(70)
Prepaid expenses	(3,751)	(2,583)
Accounts payable and accrued expenses	6,958	5,497
Operating lease liability	(651)	—
Net cash (used in) provided by operating activities	(78,059)	2,060
Investing activities
Proceeds from maturities of available-for-sale marketable securities	195,839	85,500
Proceeds from sale of available-for-sale marketable securities	—	28,250
Purchases of available-for-sale marketable securities	(241,075)	(138,689)
Purchases of property and equipment	(18)	(49)
Net cash used in investing activities	(45,254)	(24,988)
Financing activities
Proceeds from the sale of common stock in a follow-on public offering, net of issuance costs	136,525	92,077
Proceeds from the sale of common stock under license agreement	—	14,556
Proceeds from the exercise of stock options	6,051	3,636
Net cash provided by financing activities	142,576	110,269
Net increase in cash, cash equivalents and restricted cash	19,263	87,341
Cash, cash equivalents and restricted cash at beginning of period	15,850	10,157
Cash, cash equivalents and restricted cash at end of period	$35,113	$97,498
Noncash investing and financing activities
Shares of common stock issued in connection with oral formulation license agreement	$4,000	$—
Shares of common stock issued in exchange for consulting services	197	—

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

As of September 30, 2019, the Company had raised aggregate net proceeds of approximately $519,700 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received $88,900 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of September 30, 2019, the Company had unrestricted cash and cash equivalents and marketable securities of $249,074 and an accumulated deficit of $372,116. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $32,842 and $19,400 for the three months ended September 30, 2019 and 2018, respectively, and $77,762 and $53,361 for the nine months ended September 30, 2019 and 2018, respectively, and had net cash (used in) provided by operating activities of $(78,059) and $2,060 for the nine months ended September 30, 2019 and 2018, respectively.

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

2. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data as of December 31, 2018 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, except for the recent adoption of new accounting pronouncements as disclosed below.

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

Other Accounting Pronouncements Recently Adopted

In June 2018, the FASB issued ASU No. 2018‑07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018‑07, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018‑07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Accordingly, under ASU 2018‑07, the fair value of stock options granted to nonemployees will be measured only on the grant date, the amount of which will be recognized as compensation expense over the nonemployee’s service (vesting) period in the same period(s) and in the same manner as if the Company had paid cash for the goods or services instead of paying with or using share-based payment awards. On an award-by-award basis, the Company may elect to use the contractual term as the expected term when estimating the fair value of a nonemployee award to satisfy the measurement objective. Prior guidance under Subtopic 505‑50 required the fair value of nonemployee stock options to be marked to market at each reporting period during the service period, which resulted in volatility of compensation expense during that period. The Company adopted ASU 2018‑07 on January 1, 2019 on a modified retrospective basis and remeasured, on that date, the fair value of all outstanding unvested stock options that had been granted to nonemployees. The adoption of ASU 2018‑07 did not have a material effect on its results of operations, financial position or cash flows because grants of stock options to nonemployees have been insignificant.

Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018‑18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018‑18, which clarifies the interaction between Topic 808 and Topic 606 by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for under Topic 606; (2) adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

(3) clarifying presentation guidance for transactions with a collaborative arrangement participant that are not accounted for under Topic 606. ASU 2018‑18 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company will adopt ASU 2018-18 on January 1, 2020, and has determined that ASU 2018‑18 will not have any effect on its financial position, results of operations or cash flows since all three of its collaboration and licensing agreements are accounted for under Topic 606 (see Note 10, Collaboration and Licensing Agreements and Note 11, Revenue Recognition).

In August 2018, the FASB issued ASU No. 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018‑13, which modifies the disclosure requirements on fair value measurements in Topic 820 to remove the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018‑13 also amends Topic 820 to clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018‑13 also requires additional disclosure for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018‑13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018‑13. The Company will adopt ASU 2018‑13, as applicable, on January 1, 2020. The Company does not expect that the adoption of ASU 2018‑13 will have a material effect on its results of operations, financial position or cash flows.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016‑13, which replaces the incurred loss impairment methodology in current GAAP, that delays recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 modifies the other-than-temporary impairment model for available-for-sale debt securities by requiring (1) estimating expected credit losses only when the fair value is below the amortized cost of the asset; (2) recording a credit loss without regard to the length of time a security has been in an unrealized loss position; (3) limiting the measurement of the credit loss to the difference between the security’s amortized cost basis and its fair value and (4) presenting credit losses as an allowance rather than as a write-down, which will allow the Company to record reversals of credit losses in current period net income, a practice that is currently prohibited. In April 2019, codification improvements were issued to help clarify and correct certain portions of ASU 2016‑13. ASU 2016‑13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 on January 1, 2020 and believes ASU 2016-13 will primarily impact the Company’s assessment of any potential impairment of its investments in debt securities, specifically its assessment of whether any portion of an unrealized loss in a given period relates to a credit loss.

3. Available-for-Sale Marketable Securities

As of September 30, 2019 and December 31, 2018, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2019 and December 31, 2018:

As of September 30, 2019

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$12,842	$27	$(9)	$12,860
U.S. government agency obligations	22,426	12	(11)	22,427
Corporate bonds	108,108	145	(27)	108,226
Commercial paper	65,340	19	(3)	65,356
Municipal bonds	5,500	—	—	5,500
Total available-for-sale marketable securities	$214,216	$203	$(50)	$214,369

As of December 31, 2018

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$19,540	$—	$(1)	$19,539
U.S. government agency obligations	17,860	—	(1)	17,859
Corporate bonds	75,999	5	(94)	75,910
Commercial paper	50,413	—	(23)	50,390
Municipal bonds	4,000	—	—	4,000
Total available-for-sale marketable securities	$167,812	$5	$(119)	$167,698

All available-for-sale marketable securities are classified as Marketable securities, current or Marketable securities, non-current depending on the contractual maturity date of the individual available-for-sale security.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2019, the Company’s marketable debt securities mature at various dates through September 2021. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of September 30, 2019		As of December 31, 2018
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$158,274	$158,384	$146,363	146,302
One year to two years	55,942	55,985	21,449	21,396
Total	$214,216	$214,369	$167,812	$167,698

The following tables show the fair value of the Company’s available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2019

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$3,177	$(9)	$—	$—	$3,177	$(9)
U.S. government agency obligations	5,487	(11)	—	—	5,487	(11)
Corporate bonds	27,689	(27)	—	—	27,689	(27)
Commercial paper	11,906	(3)	—	—	11,906	(3)
Total	$48,259	$(50)	$—	$—	$48,259	$(50)

As of December 31, 2018

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$16,392	$(1)	$—	$—	$16,392	$(1)
U.S. government agency obligations	5,596	(1)	—	—	5,596	(1)
Corporate bonds	71,322	(94)	—	—	71,322	(94)
Commercial paper	39,445	(23)	—	—	39,445	(23)
Total	$132,755	$(119)	$—	$—	$132,755	$(119)

As of September 30, 2019 and December 31, 2018, the Company held a total of 23 out of 84 positions and 69 out of 84 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of September 30, 2019 and December 31, 2018. The Company does not intend to sell these debt securities before maturity and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the nine months ended September 30, 2019 and September 30, 2018.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	267
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	267
Balance, September 30, 2019	$153

Balance, December 31, 2017	$(70)
Other comprehensive income before reclassifications	51
Amount reclassified from accumulated other comprehensive loss	32
Net current period other comprehensive income	83
Balance, September 30, 2018	$13

The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
	September 30,		September 30,		Statements of
Component of AOCI	2019	2018	2019	2018	Operations
Unrealized gains (losses) on available-for- sale marketable securities
Realized gains (losses) on sale of securities	$—	$(17)	$—	$(32)	Other income
	—	—	—	—	Benefit from income taxes
	$—	$(17)	$—	$(32)

The amounts reclassified out of AOCI into net loss were determined by specific identification.

5. Fair Value Measurements

As of September 30, 2019 and December 31, 2018, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2019 or December 31, 2018.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

Fair value measurement as of September 30, 2019:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$34,705	$34,705	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	12,860	—	12,860	—
U.S. government agency obligations	22,427	—	22,427	—
Corporate bonds	108,226	—	108,226	—
Commercial paper	65,356	—	65,356	—
Municipal bonds	5,500	—	5,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$249,482	$35,113	$214,369	$—

Fair value measurement as of December 31, 2018:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$15,081	$15,081	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	19,539	—	19,539	—
U.S. government agency obligations	17,859	—	17,859	—
Corporate bonds	75,910	—	75,910	—
Commercial paper	50,390	—	50,390	—
Municipal bonds	4,000	—	4,000	—
Restricted cash:
Commercial money market account	769	769	—	—
Total financial assets	$183,548	$15,850	$167,698	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the nine months ended September 30, 2019. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the nine months ended September 30, 2019.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its lease for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of September 30, 2019, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

The letter of credit balance for the Stamford Lease was required to remain at $769 through May 19, 2019 and thereafter, upon request from the Company, was eligible to be reduced to $408 through the end of the lease term in November 2023. The reduction in the balance of the letter of credit for the Stamford Lease was contingent upon the Company not being in default of any provisions of that lease prior to the request for the reduction. In July 2019, the Company was granted the reduction in the balance of the letter of credit. As of September 30, 2019, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets. As of December 31, 2018, the Company had $361 of restricted cash related to the Stamford Lease in current assets and $408 in long-term assets, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$34,705	$15,081
Restricted cash, current assets	—	361
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$35,113	$15,850

7. Prepaid expenses

As of September 30, 2019, prepaid expenses were $8,556, consisting of $7,751 of prepaid R&D clinical costs, $481 of prepaid insurance and $324 of other prepaid costs. As of December 31, 2018, prepaid expenses were $4,805, consisting of $4,377 of prepaid R&D clinical costs, $245 of prepaid insurance, and $183 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$9,536	$4,371
Accrued research projects	7,748	6,079
Accrued professional fees	566	802
Accrued compensation and benefits	2,731	2,370
Total	$20,581	$13,622

9. Stockholders’ Equity

On August 20, 2019, the Company entered into a Non-Exclusive License Agreement, or the License Agreement, with Enteris Biopharma, Inc., or Enteris (see Note 15, Commitments and Contingencies for additional information regarding the License Agreement). As consideration for the licensed rights under the License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock. In connection with the License Agreement, on August 20, 2019, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Purchaser, pursuant to which the Company issued and sold to Purchaser 170,793 shares of its common stock in a private placement in satisfaction of the $4,000 portion of the upfront fee payable in shares of the Company’s common stock pursuant to the License Agreement, and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of the Company’s common stock on August 20, 2019. In addition, if the Company exercises its right, but not obligation, to terminate its obligation to pay any royalties under the License Agreement in exchange for a lump sum payment in cash, it may elect to make 50% of the payment in stock by issuing additional shares of the Company’s common stock valued at the 30-day volume weighted average price of the Company’s common stock as of such exercise. Pursuant to its obligations under the Purchase Agreement, the Company effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, through the filing of an automatic shelf registration statement on Form S-3ASR (File No. 333-233666) with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by the Company (see Note 15, Commitments and Contingencies).

On July 24, 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 6,325,000 shares of its common stock, which included the exercise of the underwriters’ option to purchase 825,000 additional shares of common stock, at a public offering price of $23.00 per share. The Company closed this offering on July 29, 2019, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. The Company received net proceeds of approximately $136,525, after deducting $8,950 of underwriting discounts and commissions and estimated offering expenses payable by the Company.

This offering was made pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-230333), or the Shelf Registration Statement, filed with the SEC on March 15, 2019 and declared effective on April 4, 2019, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019. The Shelf Registration Statement provides for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under the Shelf Registration Statement include unsold securities that had been registered under the Company’s previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017.

In May 2019, as a result of the achievement of a clinical performance target, an aggregate of 74,166 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

On March 20, 2019, or the Effective Date, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder provided various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on the Effective Date was $19.37 per share. The services provided by the consultant were performed during the six-month period following the Effective Date. During the three and nine months ended September 30, 2019, stock-based compensation expense of $98 and $197, respectively, was recognized in the Statements of Comprehensive Loss, all of which related to G&A expense.

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

During the nine months ended September 30, 2019, the Company recognized clinical compound revenue of $140 from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $126 during this period. There were no sales of clinical compound to Maruishi during the three months ended September 30, 2019. During each of the three and nine months ended September 30, 2018, the Company recognized clinical compound revenue of $33 from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $30 during those periods.

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

11. Revenue Recognition

The Company currently recognizes revenue in accordance with ASC 606, as amended, for the VFMCRP, Maruishi and CKDP agreements (see Note 10, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from upfront payments and, under the Maruishi Agreement and the CKDP Agreement, from clinical development milestone payments. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi Agreement and the CKDP Agreement, the Company may earn additional future milestone payments upon the achievement of defined clinical events, and under the VFMCRP

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Agreement, the Maruishi Agreement and the CKDP Agreement, upon the achievement of defined regulatory events, and under the VFMCRP Agreement and the Maruishi Agreement, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under all three agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to Maruishi in accordance with separate supply agreements.

Contract balances

As of September 30, 2019, the Company had deferred revenue, current of $26,773 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of September 30, 2019. As of December 31, 2018, the Company had deferred revenue, current of $26,825 and deferred revenue, non-current of $15,184 related to the performance obligations from the VFMCRP Agreement and no balances of receivables or other assets related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2018.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. For the three and nine months ended September 30, 2019, $5,785 and $15,235, respectively, were recognized as license and milestone fees revenue based on the percentage of R&D services that were completed during the period. As of September 30, 2019, $28,671 of the $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. As of September 30, 2019, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

Significant judgments

In applying ASC 606, as amended, to its three contracts, the Company made the following judgments that significantly affect the timing and amount of revenue recognition:

1.Determination of the number of distinct performance obligations in a contract

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

2.Determination of the transaction price, including whether any variable consideration is included at inception of the contract

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

3.Determination of the estimate of the standalone selling price of performance obligations

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

4.Determination of the method of allocation of the transaction price to the distinct performance obligations

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

5.Determination of the timing of revenue recognition for contracts

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $26,773 at September 30, 2019 will be recognized by 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

6.Determination of consideration as variable consideration, including factors related to inclusion in the transaction price at inception of the contract and timing of recognition as revenue.

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

During the three and nine months ended September 30, 2019 and 2018, no milestone events were probable of occurrence or achieved.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three and nine months ended September 30, 2019 and 2018, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding	44,517,134	38,034,216	41,314,044	34,696,835
Diluted:
Weighted average common shares outstanding - Basic	44,517,134	38,034,216	41,314,044	34,696,835
Common stock options*	—	—	—	—
Denominator for diluted net loss per share	44,517,134	38,034,216	41,314,044	34,696,835

*No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(32,842)	$(19,400)	$(77,762)	$(53,361)
Weighted-average common shares outstanding:
Basic and Diluted	44,517,134	38,034,216	41,314,044	34,696,835
Net loss per share, Basic and Diluted	$(0.74)	$(0.51)	$(1.88)	$(1.54)

As of September 30, 2019 and 2018, 4,575,454 and 3,780,390 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 140,834 unvested restricted stock units issued to executive officers that were outstanding at September 30, 2019 were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. The 74,166 restricted stock units that vested and were settled in shares of common stock in May 2019 were included in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019. The 24,000 restricted stock units granted in June 2019 to the non-employee members of the Board of Directors were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive (see Note 13, Stock-Based Compensation).

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Restricted Stock Units

In June 2019, the Board of Directors, upon the recommendation of the Compensation Committee, amended the Company’s non-employee director compensation policy. Pursuant to the terms of the amended policy, each non-employee director was entitled to receive, at the time of the Company’s 2019 Annual Meeting of Stockholders, 6,000 restricted stock units. As a result, on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, an aggregate of 24,000 restricted stock units were granted to Directors under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vest on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and nine months ended September 30, 2019, $123 and $164, respectively, of stock compensation expense relating to the Board of Directors’ restricted stock units was recognized in the Statements of Comprehensive Loss, all of which related to G&A expense. None of the 24,000 restricted stock units vested or were settled in shares of the Company’s common stock as of September 30, 2019.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until they were achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. In May 2019, performance targets relating to 74,166 restricted stock units had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. As a result, $1,194 of stock compensation expense relating to the vesting of these restricted stock units was recognized in the Statements of Comprehensive Loss for the nine months ended September 30, 2019, consisting of $590 relating to G&A expense and $604 relating to R&D expense. Since there was no additional vesting of these executive restricted stock units during the three months ended September 30, 2019, no additional stock-based compensation expense was recognized in the respective period.

Stock Options

Under the 2014 Plan, the Company granted 20,000 and 165,000 stock options during the three months ended September 30, 2019 and 2018, respectively, and 1,218,000 and 897,500 stock options during the nine months ended September 30, 2019 and 2018, respectively. The fair values of stock options granted during the three and nine months ended September 30, 2019 and 2018 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.62%	2.73% - 2.99%	1.62% - 2.62%	2.51% - 2.99%
Expected volatility	71.8%	82.6% - 87.6%	71.8% - 75.2%	82.6% - 92.8%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of non-employee options (in years)	—	—	—	—

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The weighted-average grant date fair value per share of options granted to employees, non-employee members of the Company’s Board of Directors for their Board service and non-employee consultants during the three months ended September 30, 2019 and 2018 was $15.29 and $14.51, respectively, and during the nine months ended September 30, 2019 and 2018 was $11.35 and $11.25, respectively.

Prior to January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505‑50. On January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018‑07 (see Note 2, Other Accounting Pronouncements Recently Adopted). The range of assumptions used by the Company on January 1, 2019 and September 30, 2018 are as follows:

	January 1,	September 30,
	2019	2018
Risk-free interest rate	2.59% - 2.62%	2.06% - 3.02%
Expected volatility	58.9% - 84.6%	77.4% - 80.9%
Expected dividend yield	0%	0%
Expected life of non-employee options (in years)	0.81 - 8.19	0.26 - 8.44

During the three and nine months ended September 30, 2019 and 2018, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$1,391	$901	$3,799	2,401
General and administrative	1,322	918	3,829	3,358
Total stock option expense	$2,713	$1,819	$7,628	$5,759

The following were excluded from the table above as they are not related to stock options: compensation expense for i) the issuance of common stock relating to the consulting agreement for $98 and $197, respectively, in G&A expense for the three and nine months ended September 30, 2019; ii) the vesting of executives’ restricted stock units for $604 in R&D expense and $590 in G&A expense for the nine months ended September 30, 2019; and iii) compensation expense relating to the Board of Directors’ restricted stock units for $123 and $164, respectively, in G&A expense for the three and nine months ended September 30, 2019.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2019 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2018	4,004,422	$13.34
Granted	1,218,000	16.88
Exercised	(546,265)	11.08
Forfeited	(100,703)	16.22
Outstanding, September 30, 2019	4,575,454	$14.50
Options exercisable, September 30, 2019	2,126,935

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the nine months ended September 30, 2019 and 2018.

14. Income Taxes

For the three months ended September 30, 2019 and 2018, pre-tax losses were $33,172 and $19,466, respectively, and for the nine months ended September 30, 2019 and 2018, pre-tax losses were $78,412 and $53,625, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2019 and December 31, 2018. Upon adoption of ASU 2016‑09 on January 1, 2017, the tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $330 and $66 for the three months ended September 30, 2019 and 2018, respectively, and $650 and $264 for the nine months ended September 30, 2019 and 2018, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, the Company reduced its deferred tax assets, which were offset by a corresponding reduction to its valuation allowance. On September 30, 2019 and December 31, 2018, the Company did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

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

15. Commitments and Contingencies

License Agreement

On August 20, 2019, the Company entered into the License Agreement with Enteris, pursuant to which Enteris granted to the Company a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Purchase Agreement (see Note 9, Stockholders’ Equity). As a result, the Company recognized R&D expense of $8,000 related to the License Agreement during the three and nine months ended September 30, 2019.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company is also obligated, pursuant to the License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. During each of the three and nine months ended September 30, 2019, no milestone payments or royalties were paid to Enteris by the Company.

The License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration (or invalidation) of all valid claims in licensed patent rights that cover such product in such country, (2) the end of the calendar quarter in which generic competition (as defined in the License Agreement) occurs for such product in such country and (3) ten years from the first commercial sale of such product.

Either party may terminate the License Agreement upon written notice if the other party has failed to remedy a material breach within 60 days (or 30 days in the case of a material breach of a payment obligation). Enteris may terminate the License Agreement upon 30 days’ written notice to the Company if the Company or any of its affiliates formally challenge the validity of any licensed patent rights or assists a third party in doing so. The Company may terminate the License Agreement for any reason or no reason (a) prior to receipt of first regulatory approval for a licensed product in the United States for any indication upon 30 days’ prior written notice to Enteris or (b) on or after receipt of first regulatory approval for a licensed product in the United States for any indication upon 60 days’ prior written notice to Enteris.

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

Total rent expense under the Stamford Lease was $246 and $737 for the three and nine months ended September 30, 2018, respectively.

In connection with the signing of the Stamford Lease, the Company entered into a standby letter of credit agreement which serves as a security deposit for the Premises. The standby letter of credit is automatically renewed annually through November 2023. This standby letter of credit is secured with restricted cash in a money market account (refer to Note 6, Restricted Cash).

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

Under ASC 842, lease expense is recognized on a straight-line basis over the lease term. As a result, $234 of operating lease cost, or lease expense, was recognized for the three months ended September 30, 2019, consisting of $164 relating to R&D lease expense and $70 relating to G&A lease expense. For the nine months ended September 30, 2019, $702 of operating lease cost was recognized, consisting of $492 relating to R&D lease expense and $210 relating to G&A lease expense.

Other information related to the Stamford Lease was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows relating to operating lease	$(306)	$(909)
ROU assets obtained in exchange for new operating lease liabilities	$—	$3,636
Remaining lease term-operating lease (years)	4.2	4.2
Discount rate - operating lease	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of September 30, 2019, were as follows:

Year Ending December 31,
2019 (Excluding the nine months ended September 30)	$306
2020	1,239
2021	1,264
2022	1,288
2023	1,164
Total future minimum lease payments, undiscounted	5,261
Less imputed interest	(714)
Total	$4,547

Operating lease liability reported as of September 30, 2019:
Operating lease liability - current	$945
Operating lease liability - non-current	3,602
Total	$4,547

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10‑Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10‑Q include, among other things, statements about:

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

•	our ability to obtain and maintain regulatory approval of our product candidates, including intravenous, or I.V., and Oral CR845/difelikefalin, and the labeling under any approval we may obtain;
•	the anticipated commercial launch of our lead product candidate, KORSUVA (CR845/difelikefalin) injection;
•	the anticipated use of Enteris’ Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);
•	the potential of future scheduling of KORSUVA (CR845/difelikefalin) injection by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;
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

You should refer to Part I  Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2018 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10‑Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10‑Q and the documents that we reference in this Quarterly Report on Form 10‑Q and have filed as exhibits to this Quarterly Report on Form 10‑Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10‑Q; and (ii) our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Recent Developments

License Agreement

On August 20, 2019, we entered into a Non-Exclusive License Agreement, or the License Agreement, with Enteris Biopharma, Inc., or Enteris. Pursuant to the License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock pursuant to the Purchase Agreement (as defined below). As a result, the Company recognized $8.0 million of research and development, or R&D, expense related to the License Agreement during the three and nine months ended September 30, 2019.

We are also obligated, pursuant to the License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock pursuant to the Purchase Agreement.

The License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration (or invalidation) of all valid claims in licensed patent rights that cover such product in such country, (2) the end of the calendar quarter in which generic competition (as defined in the License Agreement) occurs for such product in such country and (3) ten years from the first commercial sale of such product.

Either party may terminate the License Agreement upon written notice if the other party has failed to remedy a material breach within 60 days (or 30 days in the case of a material breach of a payment obligation). Enteris may terminate the License Agreement upon 30 days’ written notice to us if we or any of our affiliates formally challenge the validity of any licensed patent rights or assists a third party in doing so. We may terminate the License Agreement for any reason or no reason (a) prior to receipt of first regulatory approval for a licensed product in the United States for any indication upon 30 days’ prior written notice to Enteris or (b) on or after receipt of first regulatory approval for a licensed product in the United States for any indication upon 60 days’ prior written notice to Enteris.

Stock Purchase Agreement

In connection with the License Agreement, on August 20, 2019, we entered into a Stock Purchase Agreement, or the Purchase Agreement, with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which we issued and sold to Purchaser 170,793 shares of our common stock in a private placement, or the Private Placement. Such shares were issued in satisfaction of the $4.0 million portion of the upfront fee payable in shares of our common stock pursuant to the License Agreement and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of our common stock on August 20, 2019. In addition, if we exercise our Royalty Buyout option, we may elect to make 50% of the payment in stock by issuing additional shares of our common stock valued at the 30-day volume weighted average price of our common stock as of such exercise. Pursuant to the Purchase Agreement, we used commercially reasonable efforts to effect the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, which included the filing of registration statement with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by us.

Follow-on Public Offering

On  July 24, 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by us of 6,325,000 shares of our common stock, which included the exercise of the underwriters’ option to purchase 825,000 additional shares of common stock, at a public offering price of $23.00 per share. We closed this offering on July 29, 2019, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. We received net proceeds of approximately $136.5 million, after deducting approximately $9.0 million of underwriting discounts and commissions and estimated offering expenses payable by us.

This offering was pursuant to our Shelf Registration Statement on Form S‑3 (File No. 333‑230333), or the Shelf Registration Statement, filed with the SEC on March 15, 2019 and declared effective on April 4, 2019, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019. The Shelf Registration Statement provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under this Shelf Registration Statement include unsold securities that had been registered under our previous shelf registration statement (File No. 333‑216657) that was declared effective on March 24, 2017.

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

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• KALM-2 (Global) Phase 3 efficacy trial ongoing; interim assessment complete – target enrollment increased to 430 patients	Cara (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
• KALM-1: double blind phase completed; top-line data reported
• Phase 3 safety trials ongoing
• Breakthrough Therapy Designation granted by FDA in June 2017
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
• Phase 2 interim assessment complete - no modifications to enrollment target
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data released	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

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

In May 2019, we announced positive results from the double blinded phase of the first pivotal Phase 3 efficacy trial (KALMTM‑1) of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. The trial met the primary and all secondary endpoints after 12 weeks of treatment. This trial was initiated in the first quarter of 2018 in the United States and has entered into the 52‑week open label extension phase. In August 2018, we initiated the second pivotal Phase 3 efficacy trial, KALM‑2 (with a 52‑week open label extension phase) of KORSUVA (CR845/difelikefalin) injection that is expected to enroll patients in the United States and multiple countries outside the United States. In October 2019, we completed an interim statistical assessment of KALM-2 and based on the recommendation of the Independent Data Monitoring Committee, or IDMC, the size of the trial has been increased from the original enrollment target of 350 patients to a new target of 430 patients. In addition to these trials, we are also conducting 52‑week and 12‑week Phase 3 open label safety studies of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP. Based on the current status of our completed and ongoing efficacy and safety trials, we expect to file the NDA for KORSUVA (CR845/difelikefalin) injection in the second half of 2020.

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

KALM‑1 and KALM‑2 Phase 3 Efficacy Trials of KORSUVA (CR845/Difelikefalin) Injection

In January 2018, we initiated the first Phase 3 efficacy trial (KALM‑1) to support regulatory filings for the approval of KORSUVA (CR845/difelikefalin) injection. This U.S. study is a multicenter, randomized, double-blind, placebo-controlled 12‑week treatment trial (with a 52‑week open label extension phase) that is designed to evaluate the safety and efficacy of 0.5 mcg/kg of KORSUVA (CR845/difelikefalin) injection to be administered three times per week after dialysis in 350 hemodialysis patients with moderate-to-severe pruritus (with a pre-specified interim assessment that allowed for expansion of the study to up to 500 patients, if needed).

In May 2019, we announced positive top-line results from this trial. The study met the primary efficacy endpoint with 51% of the patients receiving 0.5 mcg/ kg of KORSUVA Injection versus 28% of patients receiving placebo achieving at least a 3‑point improvement from baseline with respect to the weekly mean of the daily 24‑hour worst itching intensity numeric rating scale, or NRS, score at week 12 (p= 0.000019). The study also met all secondary endpoints, including assessment of itch-related quality of life changes measured using self-assessment Skindex‑10 (patients receiving KORSUVA experienced 43% improvement versus patients receiving placebo, p= 0.0004) and 5‑D Itch scales (patients receiving KORSUVA experienced 35% improvement versus patients receiving placebo, p= 0.0009). In addition, 39% of patients receiving KORSUVA Injection achieved a four-point or greater improvement from baseline in the weekly mean of the daily 24‑hour worst itching NRS score at week 12 versus 18% for patients receiving placebo (p= 0.000032), another key secondary endpoint. In this trial, KORSUVA (CR845/difelikefalin) injection was generally well-tolerated with a safety profile consistent with that seen in earlier trials. Overall, the incidence of adverse effects, or AEs, and serious AEs were similar across both KORSUVA (CR845/difelikefalin) Injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (9.5% KORSUVA vs 3.7% placebo), dizziness (6.9% KORSUVA vs 1.1% placebo), vomiting (5.3% KORSUVA vs 3.2% placebo) and nasopharyngitis (3.2% KORSUVA vs 5.3% placebo).

In August 2018, we announced the dosing of the first patient in the second Phase 3 efficacy trial (KALM‑2) that is similar in design and size to the KALM‑1 Phase 3 trial (with a pre-specified interim assessment that allows for expansion of the study to up to 500 patients, if needed) and will facilitate regulatory filings worldwide. This second Phase 3 trial is designed to enroll hemodialysis patients with moderate-to-severe pruritus in the United States as well as in multiple countries in Europe and Asia Pacific. In October 2019, we completed an interim statistical assessment of KALM-2 and based on the recommendation of the IDMC, the target size of the trial has been increased to 430 patients versus the original enrollment target of 350 patients. The IDMC’s recommendation was based on the results of a prespecified interim conditional power assessment that was conducted after approximately 50 percent of the originally targeted patients completed the designated 12-week treatment period. Based on current projections, we expect to complete enrollment of KALM‑2 Phase 3 trial in the fourth quarter of 2019.

Phase 3 Safety Trials of KORSUVA (CR845/Difelikefalin) Injection

In the second quarter of 2017, we initiated a 52‑week Phase 3 safety trial that was expected to enroll up to 300 hemodialysis patients with CKD-aP, including those who have completed prior Phase 2 trials of KORSUVA (CR845/difelikefalin) injection as well as patients who have not been previously exposed to CR845/difelikefalin. This open-label trial is evaluating the long-term safety of KORSUVA (CR845/ difelikefalin) injection at the dose of 0.5mcg/kg. The study is now fully enrolled at 288 patients. Currently, approximately 185 patients have completed at least six months of treatment and over 100 patients have completed one year of treatment.

In the second quarter of 2019, we initiated an additional open label Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection that is expected to enroll up to 250 hemodialysis patients with CKD-aP. This trial is designed to evaluate primarily safety as well as effectiveness of 0.5 mcg/kg dose of KORSUVA (CR845/difelikefalin) injection for up to 12 weeks treatment in hemodialysis patients with CKD-aP.

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

The primary endpoint of this trial was the change from baseline of the mean worst itching score for week eight measured on a patient reported 24‑hour worst itching intensity 11‑point NRS scale. Patients receiving KORSUVA (CR845/difelikefalin) injection experienced a 68% greater reduction from baseline in worst itch scores than those receiving placebo (p<0.0019). The secondary endpoints of this trial focused on itch-related quality of life measures including the Skindex‑10 scale, 5‑D itch scale, and sleep disturbance subscale. In addition to reduction of pruritus, patients experienced substantial improvement in multiple itch-related quality of life (Skindex‑10, 5‑D Itch scale) measures and sleep over two months of treatment. Additionally, in a post-hoc analysis, (1) 64% of the patients treated at the 0.5 mcg/kg dose experienced at least a 3‑point improvement from baseline with respect to the weekly mean NRS score versus 29% of patients on placebo (p<0.01), and (2) 51% of the patients treated at the 0.5 mcg/kg dose experienced at least a 4‑point improvement from baseline with respect to the weekly mean NRS score versus 24% of patients on placebo (p<0.05).

Overall, KORSUVA (CR845/difelikefalin) was observed to be generally well tolerated over the eight-week treatment period and the unblinded Drug Safety Monitoring Board did not raise any safety concerns during the course of the trial. The most common treatment-emergent adverse events were somnolence, headache, dizziness, mental status changes, nausea and diarrhea, generally in line with what has been observed in previous clinical studies of KORSUVA (CR845/difelikefalin). The Phase 3 part of this study has been replaced by the KALM‑1 Phase 3 trial.

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

In July 2018, we announced the dosing of the first patients in a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III-V (moderate-to-severe) CKD patients. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12‑week trial is designed to evaluate the safety and efficacy of three tablet strengths (0.25 mg, 0.5 mg and 1 mg, once daily administration) of Oral KORSUVA versus placebo in approximately 240 stage III-V (moderate to severe) CKD patients with moderate-to-severe pruritus, with a pre-specified interim assessment that allows for expansion of the study to up to 480 patients, if needed. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24‑hour worst itch NRS score at Week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 12, as assessed by the total Skindex‑10 and 5‑D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24‑hour worst itch NRS score at week 12.

In July 2019, we announced that, based on the recommendation of the Independent Data Monitoring Committee, or IDMC, the ongoing Phase 2 trial will continue as planned with no changes to the original enrollment target of 240 patients. The IDMC’s recommendation was based on the results of a pre-specified interim conditional power assessment conducted after approximately 50% of the targeted patient number completed the designated 12‑week treatment period. We also announced that the target enrollment has been reached and we expect to report the top-line results in the fourth quarter of 2019.

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

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC. Pruritus is a common symptom with a prevalence of up to 70% in patients with PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16‑week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24‑hour worst itching NRS score at Week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 16 as assessed by the Skindex‑10 and 5‑D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24‑hour worst itching NRS score at week 16. We continue to screen patients in the ongoing Phase 2 trial of Oral KORSUVA and aim to have top-line data from this trial in 2020.

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

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

Atopic dermatitis, or AD, is a chronic, pruritic inflammatory dermatosis that affects up to 25% of children and 2‑5% of adults. Chronic pruritus is one of the defining features of AD. The itch is so common in AD that AD is often described as the itch that rashes. The point prevalence of chronic pruritus ranges between 87 to 100% in AD. Both quality of life and psychosocial well-being are known to negatively correlate with itch severity. The associated psychosocial morbidity of this distressing symptom includes sleep disruption, depression, agitation, anxiety, altered eating habits, reduced self-esteem and difficulty concentrating.

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

In July 2019, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in approximately 240 adult subjects with AD. Subjects will be randomized to three tablet strengths of Oral KORSUVA: 0.25 mg, 0.5 mg and 1 mg BID versus placebo for 12 weeks followed by a 4‑week active extension phase. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24‑hour itch NRS score at Week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of Week 12 as assessed by the total Skindex‑10 and 5‑D itch scales, and itch related Sleep Quality Assessment. Safety endpoints used to evaluate the overall safety and tolerability of Oral KORSUVA (CR845/difelikefalin) will also be included. We expect to report the top-line results from this trial in 2020.

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

Phase 2/3 Efficacy and Safety Trial of CR845/Difelikefalin Injection in Patients Undergoing Abdominal Surgery

In June 2018, we reported positive top-line date from the adaptive Phase 2/3 study of CR845/difelikefalin in patients undergoing abdominal surgery. This trial was initiated in September 2015 and was designed as a multi-center, randomized, double-blind, placebo-controlled, parallel-group adaptive design trial with repeated doses of CR845/difelikefalin injection or placebo administered both prior to and following abdominal surgery. The trial protocol initially included three dose levels of CR845/difelikefalin injection (1.0 mcg/kg, 2.0 mcg/kg and 5.0 mcg/kg versus placebo) that was subsequently modified in June 2016 to test two doses of I.V. CR845/difelikefalin (1.0 mcg/kg and 0.5 mcg/kg) versus placebo, based on a safety review by us, the trial’s IDMC, and the FDA, of unblinded safety data from the first 90 patients dosed. The safety review was conducted in response to a clinical hold that the FDA placed on the trial in February 2016 and removed in April 2016 following the safety review. The clinical hold was based on a pre-specified stopping rule related to elevated serum sodium levels of greater than 150 mmol/L that was included in the clinical trial protocol. The trial enrolled 444 patients undergoing abdominal surgery, composed of 228 patients who underwent ventral hernia surgery and 216 patients who completed a hysterectomy procedure. The primary endpoint was pain relief as measured by Area Under the Curve, or AUC, of the NRS pain intensity scores collected over the first 24‑hour period after the baseline dose (0 hour) post-surgery for all combined surgeries. The secondary endpoints included incidence of vomiting, improvement in impact scores of PONV, reduction in use of rescue analgesic medication, as well as patient global assessment at 24 hours post baseline dose after surgery.

•

CR845 injection achieved statistical significance for the primary endpoint of pain relief over 24 hours (AUC 0‑24) post-surgery with the 1.0 mcg/kg dose versus placebo (p=0.032). The 0.5 mcg/kg dose did not achieve statistical significance over the 0‑24 hour period (p=0.076). In addition, improvement in pain AUC was statistically significant for both the 0.5 and 1.0 mcg/kg doses over 0 to 6 hours (p=0.041, p=0.001) and 0 to 12 hours (p=0.035, p=0.004) periods and also statistically significant for the 1.0 mcg/kg dose over the 0 to 18‑hour period (p=0.013) post-surgery.

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

•	There was no significant effect, compared to placebo, on patient’s global assessment of medication for either dose of CR845 over the 24‑hour period.

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

Respiratory Safety Phase 1 Trial of CR845/Difelikefalin Injection

In April 2017, we announced summary results from our quantitative Phase 1 trial evaluating respiratory safety of CR845/difelikefalin injection. Respiratory depression remains the most life-threatening side effect of traditional, centrally acting, opioid analgesics, the most commonly used drug class for current treatment of postoperative pain in the United States. The Phase 1 trial was a randomized, double-blind, placebo-controlled, three-way crossover trial of two doses of CR845/difelikefalin injection versus placebo on three measures of respiratory drive in 15 healthy volunteers. Each subject was randomized to one of three treatment sequences and was administered I.V. bolus placebo, I.V. CR845/difelikefalin (1.0 mcg/kg) and I.V. CR845/difelikefalin (5.0 mcg/kg) on sequential 24‑hour periods, with I.V. CR845/difelikefalin (5.0 mcg/kg) representing a projected five-fold supra-therapeutic dose. After each administration, and continuing through four hours post-dosing, end-tidal CO2, or ETCO2, oxygen saturation, or SpO2, and respiratory rate were continuously monitored. The primary safety endpoints were: a >10 mmHg sustained (>30 seconds duration) increase in ETCO2 above baseline or to >50 mmHg, and a sustained reduction in SpO2 to <92%.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
License and milestone fees revenue	$5,785	$5,029	15%	$15,235	$7,903	93%
Clinical compound revenue	—	33	-100%	140	33	324%
Total revenue	$5,785	$5,062	14%	$15,375	$7,936	94%

License and milestone fees revenue

License and milestone fees revenue for the three and nine months ended September 30, 2019 was $5.8 million and $15.2 million, respectively. License and milestone fees revenue for the three and nine months ended September 30, 2018 was $5.0 million and $7.9 million, respectively. License and milestone fees revenue for the three and nine months ended September 30, 2019 and September 30, 2018 was related to license fees earned by us during the respective periods in connection with the VFMCRP Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10‑Q).

Clinical compound revenue

Clinical compound revenue for the nine months ended September 30, 2019 was $140 thousand, which was related to the sale of clinical compound to Maruishi. There was no clinical compound revenue for the three months ended September 30, 2019. Clinical compound revenue for the three and nine months ended September 30, 2018 was $33 thousand which was related to the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$21,884	$17,955	22%	$57,168	$40,041	43%
Consultant services in support of clinical trials	1,014	792	28%	3,394	2,248	51%
Stock-based compensation	1,391	901	54%	4,402	2,401	83%
Depreciation and amortization	28	58	-52%	83	258	-68%
Other R&D operating expenses	11,675	2,597	350%	18,909	7,784	143%
Total R&D expense	$35,992	$22,303	61%	$83,956	$52,732	59%

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $7.3 million, mainly from activities related to the Phase 3 efficacy trial and up to 12 week Phase 3 safety trial of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the Phase 2 efficacy trial for pruritus associated with AD and the Phase 2 efficacy trial for CLD-aP. There was also an increase of $1.3 million in drug manufacturing costs. Those costs were partially offset by a decrease of $4.4 million, mainly from the Phase 3 efficacy study in hemodialysis patients with CKD-aP, the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in post-operative pain and costs associated with certain Phase 1 studies. The increase in stock-based compensation expense was primarily the result of additional stock option grants to R&D employees. The increase in other R&D operating expenses primarily resulted from the upfront payment of $8.0 million upon entering into the License Agreement with Enteris and an increase in payroll and related costs associated with R&D personnel.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $27.1 million, mainly from activities related to the two Phase 3 efficacy trials and up to 12 week Phase 3 safety trial of I.V. KORSUVA (CR845/difelikefalin) in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the Phase 2 efficacy trial for CLD-aP, the Phase 2 efficacy trial for pruritus associated with AD and costs related to a supportive Phase 1 study. Those costs were partially offset by a decrease of $8.4 million, mainly from the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in post-operative pain and costs associated with certain Phase 1 studies. The increase in stock-based compensation expense was primarily the result of additional stock option grants to R&D employees as well as the vesting of restricted stock units granted to R&D executive officers during the nine months ended September 30, 2019. The increase in other R&D operating expenses primarily resulted from the upfront payment of $8.0 million upon entering into the License Agreement with Enteris and an increase in payroll and related costs associated with R&D personnel.

The following table summarizes our R&D expenses by programs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$15,847	$11,187	42%	$43,035	$23,045	87%
I.V. CR845 - Pain	(1)	2,018	-100%	358	5,986	-94%
Oral CR845 - Pruritus	7,044	5,510	28%	17,138	11,073	55%
Oral CR845 - Pain	8	32	-76%	30	2,185	-99%
Internal research and development expenses	13,094	3,556	268%	23,395	10,443	124%
Total research and development expenses	$35,992	$22,303	61%	$83,956	$52,732	59%

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,074	$702	53%	$2,906	$2,184	33%
Stock-based compensation	1,543	918	68%	4,781	3,358	42%
Depreciation and amortization	22	21	6%	67	60	11%
Other G&A operating expenses	1,587	1,586	0%	5,374	5,007	7%
Total G&A expense	$4,226	$3,227	31%	$13,128	$10,609	24%

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs and accounting fees. The increase in stock-based compensation expense was primarily the result of additional stock option grants to G&A employees, additional stock-based compensation expense relating to restricted stock units granted to the members of our Board of Directors in June 2019, and stock-based compensation expense resulting from issuing shares of our common stock for consulting services performed during the three months ended September 30, 2019.  Other G&A operating expenses remained consistent between the respective periods.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs, legal fees and accounting fees. The increase in stock-based compensation expense was primarily the result of additional stock option grants to G&A employees, additional stock-based compensation expense relating to the vesting of restricted stock units granted to G&A executive officers, additional stock-based compensation expense relating to restricted stock units granted to the members of our Board of Directors in June 2019, and stock-based compensation expense resulting from issuing shares of our common stock for consulting services performed during the nine months ended September 30, 2019. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs associated with G&A personnel and increases in franchise taxes.

Other Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% change	2019	2018	% change
	Dollar amounts in thousands			Dollar amounts in thousands
Other Income	$1,261	$1,002	26%	$3,297	$1,780	85%

During the three months ended September 30, 2019 compared to the three months ended September 30, 2018, the increase in other income was due to an increase in interest and accretion income resulting from a higher average balance of our portfolio of investments in the 2019 period.

During the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, the increase in other income was due to an increase in interest and accretion income resulting from a higher average balance of our portfolio of investments in the 2019 period.

Benefit from Income Taxes

For the three months ended September 30, 2019 and 2018, pre-tax losses were $33.2 million and $19.5 million, respectively, and we recognized a benefit from income taxes of $330 thousand and $66 thousand, respectively. For the nine months ended September 30, 2019 and 2018, pre-tax losses were $78.4 million and $53.6 million, respectively, and we recognized a benefit from income taxes of $650 thousand and $264 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at September 30, 2019 and December 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2019, we have raised an aggregate of approximately $623.2 million to fund our operations, including (1) net proceeds of $446.4 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $88.9 million under our license agreements, primarily with VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10‑Q).

In order to fund our future operations, including our planned clinical trials, we filed the Shelf Registration Statement, which provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under the Shelf Registration Statement include unsold securities that had been registered under our previous shelf registration statement (File No. 333‑216657) that was declared effective on March 24, 2017. We believe that our Shelf Registration Statement provides us with the flexibility to raise additional capital to finance our operations as needed.

In July 2018, we entered into an underwriting agreement with Jefferies LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, relating to the issuance and sale by us of up to 5,175,000 shares of our common stock, including 675,000 shares of common stock the underwriters had the option to purchase, at a public offering price of $19.00 per share. This offering was made by pursuant to our Registration Statement on Form S‑3 (File No. 333‑216657), filed with the SEC on March 13, 2017 and declared effective on March 24, 2017, and a related prospectus dated March 24, 2017 and a prospectus supplement dated July 18, 2018, which was filed with the SEC on July 20, 2018.

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

On July 29, 2019, we closed the offering, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. We received net proceeds of approximately $136.5 million, after deducting $9.0 million of underwriting discounts and commissions and estimated offering expenses payable by us.

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

As of September 30, 2019, we had $249.1 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

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

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of September 30, 2019, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of September 30, 2019, we have received milestone payments of $1.5 million before South Korean withholding tax.

The next potential milestone that could result in us receiving payment under the CKDP Agreement will be for a clinical development milestone related to the Phase 3 trial of CR845/difelikefalin in pruritus. When achieved, this milestone will result in a payment of $750 thousand, before South Korean withholding tax, being due to us. As of September 30, 2019, we determined that this milestone event has not occurred. We will continue to monitor this milestone event in future periods.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $32.8 million and $19.4 million for the three months ended September 30, 2019 and 2018, respectively, and $77.8 million and $53.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $372.1 million. We expect to continue to incur significant expenses and operating and net losses in the near future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable the submission of a new drug application, conducting supportive Phase 1 trials and Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD and AD, we expect that our existing cash and cash equivalents and available-for-sale marketable securities will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP.  Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. In accordance with the reduction in U.S. corporate income tax rate during the period of enactment, we reduced our deferred tax assets, which were offset by a corresponding reduction to our valuation allowance. On September 30, 2019 and December 31, 2018, we did not have any foreign subsidiaries and the international aspects of the Act are not applicable for the respective periods.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	Dollar amounts in thousands
Net cash (used in) provided by operating activities	$(78,059)	$2,060
Net cash used in investing activities	(45,254)	(24,988)
Net cash provided by financing activities	142,576	110,269
Net increase in cash, cash equivalents and restricted cash	$19,263	$87,341

Net cash (used in) provided by operating activities

Net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of a net loss of $77.8 million and a $2.6 million cash outflow from net non-cash charges, partially offset by a $2.3 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of a  decrease of $15.2 million in deferred revenue associated with our VFMCRP Agreement and $1.2 million related to accretion of available-for-sale securities, partially offset by stock-based compensation expense of $9.2 million and a noncash expense of $4.0 million related to the License Agreement with Enteris. The change in operating assets and liabilities primarily consisted of a cash inflow of $7.0 million from an increase in accounts payable and accrued expenses, partially offset by a cash outflow of $3.8 million from an increase in prepaid expense, primarily related to an increase in prepaid clinical costs and a cash outflow of $0.7 million from operating lease liability relating to lease payments made for the Stamford Lease as a result of our adoption of ASC 842: Leases.

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

Net cash used in investing activities

Net cash used in investing activities was $45.3 million for the nine months ended September 30, 2019, which primarily included cash outflows of $241.1 million for the purchases of available-for-sale marketable securities, partially offset by  $195.8 million from maturities of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of $136.5 million of net proceeds from the issuance and sale of our common stock in July 2019 and proceeds of $6.1 million received from the exercise of stock options.

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

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2019 consisted of the License Agreement we entered into in August 2019, the MSA we entered into in July 2019 and an operating lease obligation in connection with our operating facility in Stamford, Connecticut. See Note 15 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 of Notes to Condensed Financial Statements, Basis of Presentation, in this Quarterly Report on Form 10‑Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented in our condensed financial statements included in this report, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2019, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate notes, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10‑Q for details about our available-for-sale marketable securities.

As of September 30, 2019, we had invested $214.4 million of our cash reserves in such marketable securities. Those marketable securities include $214.4 million of investment grade debt instruments with a yield of approximately 2.23% and maturities through September 2021.  As of December 31, 2018, we had invested $167.7 million of our cash reserves in such marketable securities. Those marketable securities included $167.7 million of investment grade debt instruments with a yield of approximately 2.64% and maturities through November 2020.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of September 30, 2019 and December 31, 2018, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, Leases. Although the new leasing standard did not have a material impact on our results of operations or cash flows, it did have a material impact on our financial position due to the recording of an operating lease right-of-use asset and operating lease liability beginning on January 1, 2019. As a result, we did implement changes to our processes related to leases and the control activities within them during the nine months ended September 30, 2019. These included ongoing contract review requirements and gathering of information provided for disclosures, as well as other requirements as necessary per the new lease guidance.

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.Legal Proceedings

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

Item 1A.Risk Factors.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on March 12, 2019, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject.  During the nine months ended September 30, 2019, we did not identify any additional risk factors or any material changes to the risk factors discussed in the Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1 †#	Non-Exclusive License Agreement, dated August 20, 2019, between the Registrant and Enteris Biopharma, Inc.

10.2 #	Common Stock Purchase Agreement, dated August 20, 2019, by and among the Registrant and Enteris Biopharma, Inc. and EBP Holdco LLC (3)

31.1 †	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

31.2 †	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1 †*

Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 †	Interactive Data File

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase.

101.INS †	XBRL Instance Document.

101.LAB †	XBRL Taxonomy Extension Label Linkbase.

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH †	XBRL Taxonomy Extension Schema Linkbase.

101.DEF †	XBRL Definition Linkbase Document.

(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36279) filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.
(3)

Filed as exhibit 4.3 to the Registrant’s automatic shelf registration statement on Form S-3/ASR filed with the Securities and Exchange Commission on September 9, 2019 and incorporated herein by reference.

†Filed herewith.

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and would likely cause competitive harm to the Registrant if publicly disclosed, and certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: November 5, 2019	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2019	By	/s/ MANI MOHINDRU
Mani Mohindru, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)