Form 10-K
period 2019-12-31
Cara Therapeutics, Inc.
filed 2020-02-27
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001‑36279

CARA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75‑3175693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Stamford Plaza 107 Elm Street, 9th Floor Stamford, Connecticut	06902
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 406‑3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CARA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
		Smaller Reporting Company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the Nasdaq Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $783,719,032. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2019 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 24, 2020 was 46,725,225.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARA THERAPEUTICS, INC.

2019 ANNUAL REPORT ON FORM 10‑K

PART I

In this Annual Report on Form 10‑K, the terms “we,” “us” and “our” refer to Cara Therapeutics, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10‑K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections of this Annual Report on Form 10‑K titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report on Form 10‑K. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10‑K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Annual Report on Form 10‑K include, among other things, statements about:

•

the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP, and for Oral KORSUVA (CR845/difelikefalin) in CKD-aP, chronic liver disease associated pruritus, or CLD-aP, and pruritus associated with atopic dermatitis, or AD;

•	our plans to develop and commercialize KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidates;
•	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
•	the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP and AD markets as well as post-operative care markets;
•	the potential regulatory development pathway for KORSUVA (CR845/difelikefalin) injection in CKD-aP and CR845/difelikefalin injection in acute post-operative setting;
•	the rate and degree of market acceptance of any approved products;
•	our ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;
•	the anticipated commercial launch of our lead product candidate, KORSUVA (CR845/difelikefalin) injection;
•	the anticipated use of Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);
•	the potential of future scheduling of KORSUVA (CR845/difelikefalin) injection by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

•

the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;

•	our ability to establish additional collaborations for our product candidates;
•	the continued service of our key scientific or management personnel;
•	our ability to establish commercialization and marketing capabilities;
•	regulatory developments in the United States and foreign countries;
•	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;
•	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	our ability to obtain funding for our operations;
•	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
•	the success of competing drugs that are or may become available; and
•	the performance of third-party manufacturers and clinical research organizations, or CROs.

You should refer to Part I  Item 1A. “Risk Factors” of this Annual Report on Form 10‑K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10‑K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Annual Report on Form 10‑K and the documents that we reference in this Annual Report on Form 10‑K and have filed as exhibits to this Annual Report on Form 10‑K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Industry and Market Data

We obtained the industry and market data in this Annual Report on Form 10‑K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. These third parties may, in the future, alter the manner in which they conduct surveys and studies regarding the markets in which we operate our business. As a result, you should carefully consider the inherent risks and uncertainties associated with the industry and market data contained in this Annual Report on Form 10‑K, including those discussed in Part I  Item 1A. “Risk Factors.”

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pruritus by selectively targeting peripheral kappa opioid receptors, or KORs. We are developing a novel and proprietary class of product candidates, led by KORSUVA (CR845/difelikefalin), a first-in-class KOR agonist that targets KORs located in the peripheral nervous system and on immune cells.

In our KALMTM-1 Phase 3 trial and two Phase 2 trials, KORSUVA (CR845/difelikefalin) injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. We are continuing to investigate KORSUVA (CR845/difelikefalin) injection in our global KALM-2 Phase 3 trial in hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, to commercialize KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP worldwide, excluding the United States, Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). We retain all rights in the United States and will promote KORSUVA (CR845/difelikefalin) injection, if approved, with VFMCRP in U.S. Fresenius Medical Care North America, or FMCNA, dialysis clinics under a profit share agreement.

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

We were incorporated and commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our product candidates, including conducting preclinical studies and clinical trials of CR845/difelikefalin-based product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from license agreements, although we have received nominal amounts of revenue under research grants and the sale of clinical compound.

Recent Developments

Departure of Executive Officer

Dr. Mani Mohindru, our former Chief Financial Officer and Chief Strategy Officer, resigned from our company effective as of December 20, 2019 to accept a new opportunity with a privately held company. We have commenced a search for Dr. Mohindru’s replacement.

2019 Inducement Plan

On October 30, 2019, our Board of Directors, or the Board, adopted the 2019 Inducement Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nadsaq Listing Rule 5635(c)(4), or Rule 5635, for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards to new employees as inducement material to such new employees entering into employment with us. On November 20, 2019, we filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission, or the SEC, covering the offering of up to 300,000 shares of our common stock, par value $0.001, pursuant to the 2019 Inducement Plan. We have granted 47,500 stock options under the 2019 Inducement Plan as of December 31, 2019.

License Agreement with Enteris Biopharma, Inc.

On August 20, 2019, we entered into a Non-Exclusive License Agreement, or the Enteris License Agreement, with Enteris Biopharma, Inc., or Enteris. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

In  connection with the Enteris License Agreement, on August 20, 2019, we entered into a Stock Purchase Agreement, or the Purchase Agreement, with Enteris and its affiliate, EBP Holdco LLC, pursuant to which we issued and sold to Enteris and its affiliate 170,793 shares of our common stock in a private placement in satisfaction of a portion of the upfront fee payable pursuant to the Enteris License Agreement. Refer to “Item 1. Business – Manufacturing and Licensing Agreements” for further detail.

Follow-on Public Offering

On July 24, 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by us of up to 6,325,000 shares of our common stock, including 825,000 additional shares of common stock that the underwriters had the option to purchase, at a public offering price of $23.00 per share. We closed this offering on July 29, 2019, including the full exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds of $136.5 million, after deducting $9.0 million of underwriting discounts and commissions and offering expenses.

This offering was pursuant to our Registration Statement on Form S‑3 (File No. 333‑230333), or the Shelf Registration Statement, filed with the SEC on March 15, 2019 and declared effective on April 4, 2019, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019. The Shelf Registration Statement provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under this Shelf Registration Statement include unsold securities that had been registered under our previous Registration Statement on Form S-3 (File No. 333‑216657) that was declared effective on March 24, 2017.

Manufacturing Agreement with Patheon UK Limited

On July 8, 2019, we entered into a Master Manufacturing Services Agreement, or MSA, with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Refer to “Item 1. Business – Manufacturing and Licensing Agreements” for further detail.

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

Pruritus may be classified into different categories on the basis of the underlying causative disease: renal or CKD-aP (previously known as uremic pruritus), cholestatic pruritus, dermatological pruritus, hematologic pruritus, endocrine pruritus, pruritus related to malignancy and idiopathic generalized pruritus. According to a study we conducted with IMS Health (now IQVIA) utilizing medical claims data from 2013, approximately 21 million patients received a prescription for an anti-pruritic agent such as corticosteroids, antihistamines, select antidepressants, counterirritants, bile acid sequestrants, rifampin, narcotic antagonists and partial agonists, topical immunomodulators or gabapentin.

Chronic Kidney Disease-Associated Pruritus (CKD-aP)

According to the National Kidney Foundation, or NKF, it is estimated that 37 million people (15% of the adult population) have chronic kidney disease, or CKD, in the United States alone, yet many of these patients remain undiagnosed. According to a study conducted by IQVIA, in 2017,  approximately 7.3 million patients were diagnosed with CKD in the United States and roughly 33% or approximately 2.4 million patients received a prescription for an anti-pruritic. A separate epidemiological study published in 2019 in the Clinical Journal of American Society of Nephrology shows that approximately 25% of stage III to V (moderate-to-severe) CKD patients suffer from moderate-to-severe pruritus or itching.

CKD-aP (also known as uremic pruritus) can occur in patients with CKD as well as End Stage Renal Disease, or ESRD, and is commonly seen in patients receiving hemodialysis. According to Fresenius Medical Care, a world leading provider of products and medical care for dialysis patients, there were approximately 3.2 million patients globally undergoing dialysis in 2017. According to the Dialysis Outcomes and Practice Patterns Study published in December 2017 in the Clinical Journal of the American Society of Nephrologists, it is estimated that nearly 70% of these patients suffer from some form of CKD-aP with approximately 40% of these patients experiencing moderate to severe pruritus.

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

Pruritus Associated with Atopic Dermatitis (AD)

AD is a chronic, pruritic inflammatory dermatosis that affects up to 25% of children and 2% to 5% of adults. Chronic pruritus is one of the defining features of AD. The itch is so common in AD that AD is often described as the itch that rashes. The point prevalence of chronic pruritus ranges between 87% to 100% in AD. Both quality of life and psychosocial well-being are known to negatively correlate with itch severity. The associated psychosocial morbidity of this distressing symptom includes sleep disruption, depression, agitation, anxiety, altered eating habits, reduced self-esteem and difficulty concentrating.

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

Chronic Liver Disease-Associated Pruritus (CLD-aP)

Millions of Americans suffer from chronic liver disease, or CLD, of various etiologies ranging from hepatitis to cirrhosis to primary biliary cholangitis, or PBC. Pruritus is a common and irritating symptom in patients who suffer from CLD, especially those with chronic cholestatic disease. Severe pruritus can have debilitating effects and can lead to a significant reduction in a patient’s quality of life. According to a study conducted by IQVIA, nearly 7.0 million patients were diagnosed with CLD in 2013 in the United States and approximately 37% percent or 2.5 million patients received a prescription for an anti-pruritic.

There are no approved therapies for CLD-aP in the United States.  Current antipruritic therapies, primarily antihistamines and corticosteroids as well as other therapies tried off-label, are largely ineffective in treating the disease and/or can produce significant side effects.

Other Causes of Pruritus

There are many other systemic diseases that can trigger pruritus in patients. They include endocrinologic disease (e.g. hyperthyroidism), malignancy (e.g. Hodgkin lymphoma), hematologic disease (e.g. polycythemia vera), psoriasis, hives/urticarial, and lice/scabies. Data from a Cara-sponsored IMS Health (now IQVIA) study, utilizing medical claims data from 2013, indicate that over 20 million prescriptions for anti-pruritic therapeutics are filled annually in the United States.

The Market Opportunity – Post-Operative Nausea and Vomiting (PONV) Management

PONV in a hospital or other medical setting in the United States is most often treated with 5‑HT3 antagonists (e.g. ondansetron), NK‑1 receptor antagonists (e.g. aprepitant) steroids (dexamethasone), dopamine receptor antagonists (haloperidol, metoclopramide) as well as Anticholinergics (scopolamine patch) either alone in low risk patients or in combination in patients with a higher risk of PONV. According to an article published in Best Practice & Research Clinical Anaesthesiology, PONV is one of the most important factors in determining length of stay after surgery, resulting in estimated annual costs in the United States in the range of $1 billion. Per IQVIA, in 2017, there were over 700 million units of PONV drugs sold in the United States.

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

Advance KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe CKD-aP in patients undergoing hemodialysis to support regulatory approval. In January 2018, based on positive data from our earlier Phase 2 studies, we initiated the first pivotal Phase 3 trial (KALM‑1) of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate to severe CKD-aP. In May 2019, we announced positive top-line results from this trial. The study met the primary and all secondary efficacy endpoints. In August 2018, we initiated a global Phase 3 study (KALM‑2) with KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP in multiple countries worldwide, including the United States. We expect top-line data from the global study to read out in the second quarter of 2020. In addition, we currently have a safety database in line with International Conference on Harmonization, or ICH, guidelines for NDA submission, with over 1,500 total patient exposures as well as sufficient patient numbers that completed six months and 12 months of treatment. These safety exposures will support filings for regulatory approval in the United States and other non-U.S. markets. In June 2017, the FDA granted Breakthrough Therapy Designation to KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients, for which there are currently no approved therapies in the United States. The Breakthrough Therapy Designation was in part supported by positive data from our previous Phase 2 efficacy studies.

Build a specialty sales and marketing organization to commercialize KORSUVA (CR845/ difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients in the United States, if approved. If KORSUVA (CR845/ difelikefalin) injection is approved by the FDA for the treatment of CKD-aP in hemodialysis patients, we expect to establish a sales force to market to nephrologists in dialysis centers across the United States. We also intend to build a supportive commercialization organization as well as establish a reimbursement strategy and infrastructure to support our sales and marketing efforts. We do not intend to commercialize KORSUVA (CR845/difelikefalin) injection for CKD-aP in hemodialysis patients on our own outside the United States. In May 2018, we licensed worldwide rights, excluding the United States, Japan and South Korea, to commercialize KORSUVA (CR845/difelikefalin) injection for the treatment CKD-aP in dialysis patients to VFMCRP, a joint venture of Vifor Pharma Group (SIX: VIFN) and Fresenius Medical Care (NYSE: FMS) that specializes in treatments for CKD. Under the agreement, VFMCRP has the exclusive rights to commercialize KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in dialysis patients in all countries outside the United States except in Japan and South Korea. We retain full development and commercialization rights for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where we and VFMCRP will promote KORSUVA (CR845/difelikefalin) injection under a profit-sharing arrangement based on net FMCNA clinic sales recorded by Cara. In addition, we already have development and commercialization agreements with Maruishi and CKDP for development of CR845/difelikefalin for the Japanese and South Korean markets, respectively.

Expand the use of Oral KORSUVA (CR845/difelikefalin) in other pruritic indications by establishing proof-of-concept in clinical conditions such as non-dialysis stage III-V CKD-aP, CLD-aP and AD. Based on potent anti-pruritic effect we observed with KORSUVA (CR845/difelikefalin) injection in CKD-aP in hemodialysis patients as well as the data we and others have generated in preclinical models of itch, we have initiated clinical programs with Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with stage III to V (moderate-to-severe) CKD, in patients with CLD-aP, and patients with AD. In July 2018, we initiated a double blind, randomized, placebo-controlled Phase 2 study with Oral KORSUVA (CR845/difelikefalin) in stage III to V (moderate-to-severe) CKD patients with CKD-aP. In December 2019, we announced top-line data from this trial indicating that patients treated with the 1.0 mg tablet strength of Oral KORSUVA (CR845/difelikefalin) achieved the primary endpoint of statistically significant reduction in weekly mean of the daily worst itching NRS scores vs. placebo after the 12-week treatment period (-4.4 KORSUVA vs. -3.3 placebo, p=0.018). In mid-2019, we also initiated Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC and in patients with AD. We aim to report top-line data from both of these trials in 2020.

Establish partnerships for further development and commercialization of I.V. CR845/difelikefalin for the treatment of moderate-to-severe acute pain and/or PONV in acute care settings in the United States. In June 2018, we reported positive top-line data from the adaptive Phase 2/3 post-operative pain trial of I.V. CR845/ difelikefalin in patients undergoing abdominal surgeries. At the higher dose of 1.0 mcg/kg dose, I.V. CR845/ difelikefalin demonstrated statistically significant reductions in pain intensity compared to placebo at all pre-specified post-operative assessment periods. Additionally, I.V. CR845 treatment resulted in statistically significant reductions in the incidence of post-operative nausea and vomiting over the 24‑hour period post-surgery for both the lower and higher doses of 0.5 and 1.0 mcg/kg, respectively. We are currently assessing the best path forward for I.V. CR845/difelikefalin in the post-operative acute care setting and have received FDA input regarding PONV as a potential indication. We expect to seek partnerships for further development of I.V. CR845/difelikefalin in the acute care setting.

Our Product Candidates

Our product candidate, CR845/difelikefalin, is a new chemical entity, which is designed to selectively stimulate kappa, rather than mu, and delta opioid receptors. CR845/difelikefalin has been designed with specific chemical characteristics to restrict its entry into the CNS and further limit its mechanism of action to KORs in the peripheral nervous system and on immune cells. Activation of kappa receptors in the CNS is known to result in some undesirable effects, including dysphoria. Since CR845/difelikefalin modulates kappa receptor signals peripherally without any significant activation of opioid receptors in the CNS, it is generally not expected to produce the CNS-related side effects of mu opioid agonists (such as addiction and respiratory depression) or centrally-active kappa opioid agonists (such as dysphoria and hallucinations). CR845/difelikefalin has been administered to more than 3,000 human subjects in Phase 1, Phase 2 and Phase 3 clinical trials as an I.V. infusion, bolus intravenous injection or oral capsule or tablet, and thus far has been observed to be generally well tolerated in multiple clinical trials.

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

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/ difelikefalin) Injection	Pruritus CKD – Hemodialysis

•    KALM‑2  (Global)  Phase 3 efficacy trials ongoing; interim assessment complete – target enrollment increased to 430 patients

•    KALM-1: double blind phase completed; top-line data reported

•    Phase 3 safety trials ongoing

•    Breakthrough Therapy Designation granted by FDA in June 2017

Cara (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than the United States, Japan and South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD – PBC	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus AD	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

CKD-aP is an intractable systemic itch condition with high prevalence for which there are no approved therapeutics in the United States or Europe.

In May 2019, we announced positive results from the double blinded phase of the first pivotal Phase 3 efficacy trial (KALM‑1) of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. The trial met the primary and all secondary endpoints after 12 weeks of treatment. This trial was initiated in the first quarter of 2018 in the United States and has entered into the 52‑week open label extension phase. In August 2018, we initiated the second pivotal Phase 3 efficacy trial, KALM‑2 (with a 52‑week open label extension phase) of KORSUVA (CR845/difelikefalin) injection that enrolled patients in the United States and multiple countries outside the United States. In October 2019, we completed an interim statistical assessment of KALM-2 and based on the recommendation of the Independent Data Monitoring Committee, or IDMC, the size of the trial was increased from the original enrollment target of 350 patients to a new target of 430 patients. The KALM-2 trial was fully enrolled in December 2019 and we expect to report top-line data in the second quarter of 2020. In addition to these trials, we are also conducting 52‑week and 12‑week Phase 3 open label safety studies of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP. Based on the current status of our completed and ongoing efficacy and safety trials, we expect to file the NDA for KORSUVA (CR845/difelikefalin) injection in the second half of 2020.

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

In May 2019, we announced positive top-line results from this trial. The study met the primary efficacy endpoint with 51% of the patients receiving 0.5 mcg/ kg of KORSUVA (CR845/difelikefalin) injection versus 28% of patients receiving placebo achieving at least a 3‑point improvement from baseline with respect to the weekly mean of the daily 24‑hour worst itching intensity numeric rating scale, or NRS, score at week 12 (p= 0.000019). The study also met all secondary endpoints, including assessment of itch-related quality of life changes measured using self-assessment Skindex‑10 (patients receiving KORSUVA experienced 43% improvement versus patients receiving placebo, p= 0.0004) and 5‑D Itch scales (patients receiving KORSUVA experienced 35% improvement versus patients receiving placebo, p= 0.0009). In addition, 39% of patients receiving KORSUVA (CR845/difelikefalin) injection achieved a four-point or greater improvement from baseline in the weekly mean of the daily 24‑hour worst itching NRS score at week 12 versus 18% for patients receiving placebo (p= 0.000032), another key secondary endpoint. In this trial, KORSUVA (CR845/difelikefalin) injection was generally well-tolerated with a safety profile consistent with that seen in earlier trials. Overall, the incidence of adverse effects, or AEs, and serious AEs were similar across both KORSUVA (CR845/difelikefalin) injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (9.5% KORSUVA vs 3.7% placebo), dizziness (6.9% KORSUVA vs 1.1% placebo), vomiting (5.3% KORSUVA vs 3.2% placebo) and nasopharyngitis (3.2% KORSUVA vs 5.3% placebo).

In August 2018, we announced the dosing of the first patient in the second Phase 3 efficacy trial (KALM‑2) that is similar in design and size to the KALM‑1 Phase 3 trial (with a pre-specified interim assessment that allows for expansion of the study to up to 500 patients, if needed) and will facilitate regulatory filings worldwide. This second Phase 3 trial enrolled hemodialysis patients with moderate-to-severe pruritus in the United States as well as in multiple countries in Europe and Asia Pacific. In October 2019, we completed an interim statistical assessment of KALM-2 and based on the recommendation of the IDMC, the target size of the trial has been increased to 430 patients versus the original enrollment target of 350 patients. The IDMC’s recommendation was based on the results of a prespecified interim conditional power assessment that was conducted after approximately 50% of the originally targeted patients completed the designated 12-week treatment period. The KALM-2 trial was fully enrolled in December 2019, and we expect to report top-line data in the second quarter of 2020.

Phase 3 Safety Trials of KORSUVA (CR845/Difelikefalin) Injection

In the second quarter of 2017, we initiated a 52‑week Phase 3 safety trial that was expected to enroll up to 300 hemodialysis patients with CKD-aP, including those who have completed prior Phase 2 trials of KORSUVA (CR845/difelikefalin) injection as well as patients who have not been previously exposed to CR845/difelikefalin. This open-label trial is evaluating the long-term safety of KORSUVA (CR845/difelikefalin) injection at the dose of 0.5mcg/kg. The study is now fully enrolled at 288 patients.

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

Currently, more than 1,500 total patient exposures have been achieved, including all ongoing safety trials, with more than 600 patients completing at least six months of treatment and more than 300 patients completing one year of treatment.

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

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

In July 2018, we announced the dosing of the first patients in a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD patients. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12‑week trial is designed to evaluate the safety and efficacy of three tablet strengths (0.25 mg, 0.5 mg and 1 mg, once daily administration) of Oral KORSUVA (CR845/difelikefalin) versus placebo in approximately 240 stage III - V (moderate to severe) CKD patients with moderate-to-severe pruritus, with a pre-specified interim assessment that allows for expansion of the study to up to 480 patients, if needed. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24‑hour worst itching NRS score at week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 12, as assessed by the total Skindex‑10 and 5‑D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24‑hour worst itching NRS score at week 12.

In July 2019, we announced that, based on the recommendation of the IDMC, the ongoing Phase 2 trial would continue as planned with no changes to the original enrollment target of 240 patients. The IDMC’s recommendation was based on the results of a pre-specified interim conditional power assessment conducted after approximately 50% of the targeted patient number completed the designated 12‑week treatment period. We also announced that the target enrollment had been reached.

The dosing of the above Phase 2 trial was informed by the results of our Phase 1 trial of Oral KORSUVA (CR845/difelikefalin) in patients with Stage III - V CKD. Data from the Phase 1 trials were used to assess the PK and safety of different tablet strengths of Oral KORSUVA (CR845/difelikefalin) (0.25 mg, 0.5 mg and 1.0 mg), dosed daily over a one-week treatment period in patients with moderate and severe renal impairment. The exposure levels achieved with Oral KORSUVA (CR845/difelikefalin) tablets were approximately equivalent to the exposure level achieved with 0.5 mcg/kg dose of KORSUVA (CR845/difelikefalin) injection that exhibited statistically significant and clinically meaningful reduction in itch intensity in hemodialysis patients with moderate to severe CKD-aP in a previous Phase 2 trial.

In December 2019, we announced top-line data from the Phase 2 dose-ranging trial. Patients treated with the 1.0 mg tablet strength of Oral KORSUVA (CR845/difelikefalin) achieved the primary endpoint of statistically significant reduction in weekly mean of the daily worst itching NRS scores vs. placebo after the 12-week treatment period (-4.4 KORSUVA vs. -3.3 placebo, p=0.018). The treatment was statistically significant after two weeks of treatment and sustained through the 12-week treatment period. Regarding secondary endpoints, the proportion of patients on 1.0 mg tablet strength achieving a 3 point or greater improvement from baseline in the weekly mean of the daily worst itching NRS score at week 12 was 72% vs. 58% for placebo but did not achieve statistical significance. Furthermore, patients on 1.0 mg tablet strength showed positive improvements vs. placebo in itch quality of life endpoints as measured using self-assessment Skindex-10 and 5-D Itch scales but did not achieve statistical significance. Oral KORSUVA (CR845/difelikefalin) was generally well-tolerated with a safety profile consistent with that seen in earlier KORSUVA clinical trials. Overall, the incidence of treatment AEs were similar across KORSUVA and placebo groups. The most common AEs reported in >5% of patients in the 1.0 mg KORSUVA group vs. placebo were dizziness (7.5% KORSUVA vs. 0% placebo), fall (6% KORSUVA vs. 0% placebo), diarrhea (6% KORSUVA vs. 1.5% placebo) and constipation (6% KORSUVA vs. 3% placebo).

We plan to conduct an End of Phase 2 Meeting with the FDA with the aim of initiating a Phase 3 program for Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD patients in the second half of 2020.

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Liver Disease-Associated Pruritus (CLD-aP)

Pruritus is a common and serious symptom in patients with CLD, especially those with chronic cholestatic disease. Severe pruritus can have debilitating effects and can lead to a significant reduction in a patient’s quality of life. Although the pathogenesis of CLD-aP remains poorly understood, it is likely multifactorial including evidence for an imbalance in the endogenous opioid system driven by higher mu receptor activation (pruritic) versus kappa receptor activation (antipruritic). Consequently, the use of selective kappa-opioid receptor agonists has been suggested for the treatment of pruritus in patients with CLD.

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. Pruritus is a common symptom with a prevalence of up to 70% in patients with PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16‑week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 120 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24‑hour worst itching NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex‑10 and 5‑D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24‑hour worst itching NRS score at week 16. We continue to screen patients in this ongoing Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) and aim to have top-line data in 2020.

The dose of 1 mg BID in the Phase 2 trial is based on comparison to the exposure levels achieved with 0.5 mcg/kg dose of KORSUVA (CR845/difelikefalin) injection that exhibited statistically significant and clinically meaningful reduction in itch intensity in hemodialysis patients with moderate-to-severe pruritus in the Phase 2 and 3 trials.

In the fourth quarter of 2017, we submitted an investigational new drug application, or IND, to the FDA for Oral KORSUVA (CR845/difelikefalin) for the symptomatic relief of CLD-aP and initiated a Phase 1 safety and PK clinical trial of Oral KORSUVA (CR845/difelikefalin) in patients with CLD in the first quarter of 2018. The open-label study was designed to evaluate the safety and PK profile of repeated doses of Oral KORSUVA (CR845/difelikefalin) taken twice daily in up to 60 patients with CLD and up to 12 matched healthy control subjects. Oral KORSUVA (CR845/difelikefalin) was evaluated over an eight-day treatment period in patients with CLD based on their Child-Pugh classification (i.e., Class A, B and C). The study is now complete. The PK parameters were dose-proportional in patients with mild-to-moderate CLD and Oral KORSUVA (CR845/difelikefalin) was generally well tolerated with no unexpected safety signals reported.

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

In July 2019, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in approximately 240 adult subjects with AD. Subjects will be randomized to three tablet strengths of Oral KORSUVA (CR845/difelikefalin): 0.25 mg, 0.5 mg and 1 mg twice daily versus placebo for 12 weeks followed by a 4‑week active extension phase. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24‑hour worst itching NRS score at week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 12 as assessed by the total Skindex‑10 and 5‑D itch scales, and itch related Sleep Quality Assessment. Safety endpoints used to evaluate the overall safety and tolerability of Oral KORSUVA (CR845/difelikefalin) will also be included.

In January 2020, we expanded this Phase 2 trial to include approximately 320 adult AD patients with moderate-to-severe pruritus and incorporated an interim conditional power assessment into the design, to be conducted after approximately 50% of the targeted patient number complete the designated 12-week treatment period. Based on current sample size and ongoing enrollment rates, we expect to complete the interim statistical analysis in the second quarter of 2020 and aim to report the top-line results from this trial in 2020.

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

The next steps for the acute post-operative program will be determined after we have completed detailed analysis of the data and consulted with the FDA regarding the regulatory path forward for PONV.

Human Abuse Liability Trial of CR845/Difelikefalin Injection

In the fourth quarter of 2014, we successfully completed a Human Abuse Liability, or HAL, trial of CR845/difelikefalin injection. The results from this HAL trial indicate that I.V. CR845/difelikefalin (5 mcg/kg or 15 mcg/kg) demonstrates statistically significant lower “drug liking” scores as measured by VAS Emax (p <0.0001) when compared to I.V. pentazocine (0.5 mg/kg), an approved Schedule I.V. opioid receptor agonist. I.V. CR845 also demonstrated highly statistically significant lower “feeling high,” “overall liking,” and “take drug again” scores (p <0.0001) as compared to pentazocine. Additionally, CR845/difelikefalin injection showed no “drug liking” dose response as both doses of CR845/difelikefalin injection exhibited similar responses and were not different from placebo injection. Those scores represent standard subjective measures recommended by the FDA to assess a drug’s abuse liability. We believe that the totality of the results from the HAL trial are supportive of the potential for CR845/difelikefalin to be the first non-scheduled or low (Schedule V) scheduled peripheral kappa opioid for pruritus or additional indications.

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

Collaboration and License Agreements

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, we entered into a license agreement, or the VFMCRP Agreement, with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, under which we granted VFMCRP a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retain full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the U.S. except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where we and VFMCRP will promote KORSUVA injection under a profit-sharing arrangement.

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

Manufacturing and License Agreements

Enteris Biopharma, Inc.

On August 20, 2019, we entered into the Enteris License Agreement. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock pursuant to the Purchase Agreement described below.

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock pursuant to the Purchase Agreement.

The Enteris License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration (or invalidation) of all valid claims in licensed patent rights that cover such product in such country, (2) the end of the calendar quarter in which generic competition (as defined in the Enteris License Agreement) occurs for such product in such country and (3) ten years from the first commercial sale of such product.

Either party may terminate the Enteris License Agreement upon written notice if the other party has failed to remedy a material breach within 60 days (or 30 days in the case of a material breach of a payment obligation). Enteris may terminate the Enteris License Agreement upon 30 days’ written notice to us if we or any of our affiliates formally challenge the validity of any licensed patent rights or assists a third party in doing so. We may terminate the Enteris License Agreement for any reason or no reason (a) prior to receipt of first regulatory approval for a licensed product in the United States for any indication upon 30 days’ prior written notice to Enteris or (b) on or after receipt of first regulatory approval for a licensed product in the United States for any indication upon 60 days’ prior written notice to Enteris.

In  connection with the Enteris License Agreement, on August 20, 2019, we entered into the Purchase Agreement with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which we issued and sold to Purchaser 170,793 shares of our common stock in a private placement. Such shares were issued in satisfaction of the $4.0 million portion of the upfront fee payable in shares of our common stock pursuant to the Enteris License Agreement and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of our common stock on August 20, 2019. In addition, if we exercise our Royalty Buyout option, we may elect to make 50% of the payment in stock by issuing additional shares of our common stock valued at the 30-day volume weighted average price of our common stock as of such exercise. Pursuant to the Purchase Agreement, we effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, which included the filing of a registration statement with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by us.

Patheon UK Limited

On July 8, 2019, we entered into an MSA with Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

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

We had also commissioned market research for I.V. CR845/difelikefalin for the treatment of PONV that suggests it would be well received by physicians, if approved. This research indicated that anesthesiologists rated efficacy in high-risk patients and the scarcity of rescue medications as the highest unmet needs. There is an opportunity for greater efficacy in high-risk patients who typically receive three or more products prophylactically. Anesthesiologists stated the most favorable attributes of CR845 included its novel mechanism of action, positive efficacy results and favorable side effect profile. The novel mechanism of action was favorable given its potential additive effect on existing multimodal treatment regimens as well as its potential as a new option for rescue therapy, a therapy that is used when prophylactic agents have failed to prevent nausea and vomiting. Anesthesiologists indicated a preference to utilize CR845 in combination with existing regimens for high-risk patients particularly in invasive surgeries that require narcotics. In our three Phase 2 trials, I.V. CR845/difelikefalin demonstrated statistically significant reductions in PONV as well as statistically significant reductions in pain relief. As a result, we believe that, if successful, I.V. CR845/difelikefalin is well positioned to address unmet needs in the PONV market.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions of matter for and novel formulations of these compositions, as well as methods of using CR845/difelikefalin. Twelve U.S. patents directed to CR845/difelikefalin and its uses have been issued, which are expected to expire no earlier than 2027. Additionally, three other U.S. patents have been granted with claims to CR845/difelikefalin-like compounds and their uses. We have filed patent applications in the U.S. and internationally claiming novel oral formulations of CR845/difelikefalin, which if granted would be expected to expire no earlier than 2039. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to novel peripheral analgesics, novel formulations and novel uses of our proprietary compounds. We anticipate seeking patent protection in the United States and internationally for the chemistries and processes for manufacturing these compounds and novel formulations and uses of these compounds in a variety of therapies.

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

CR845/Difelikefalin

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes fifteen issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894; 8,536,131; 8,906,859; 8,951,970; 9,321,810; 9,334,305; 9,359,399; 10,017,536; and 10,138,270) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including CR845/difelikefalin and related molecules, as well as methods of using these compounds. U.S. Patent No. 7,402,564, which is the earliest issued U.S. patent claiming CR845/difelikefalin compositions is due to expire November 12, 2027, although the patent term is expected to be extended for up to a further five (5) years, i.e. to November 12, 2032, based upon the Hatch-Waxman Act. The CR845/difelikefalin patent portfolio also includes pending U.S. patent applications which claim additional uses and methods of administering CR845/difelikefalin. Related foreign applications were filed in more than 40 other countries. National patents have been granted in 31 European countries, as well as in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. These granted foreign patents with claims to CR845/difelikefalin are due expire no earlier than November 12, 2027. The Brazilian patent law provides for a patent term extension of up to ten years for pharmaceutical patents to compensate for the loss of patent term during prosecution.

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

Because of the substantial unmet need for products that are safe and effective in CKD-aP, there are other companies that either were in the past or are currently involved in the discovery, development, and/or marketing of such products for CKD-aP or related conditions. Some of such product candidates or products include SK‑1405 from Sanwa Kagaku Kenkyusho and Remitch® or nalfurafine from Toray Industries.

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

I.V. CR845/difelikefalin – Post-Operative Nausea and Vomiting (PONV) Management. The market for the prevention and treatment of PONV is highly fragmented. Anesthesiologists utilize a number of different agents alone or in combination (particularly in patients with a high risk for PONV) with different mechanism of actions to try to manage PONV. If approved, I.V. CR845/difelikefalin would likely be competing within the overall PONV market, although we expect that it would primarily be utilized as an add-on therapy in patients with a higher risk of PONV. Although most of the PONV products are generically available, there is still a significant segment of high-risk patients where their PONV is not adequately managed, which can increase the hospital length of stay and add significant cost to managing a post-operative patient.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. At this time, none of our contract manufacturing agreements limit where, or with whom we can contract for commercial manufacture or distribution. It is our intention that by the time of any regulatory approvals for commercialization, we will have negotiated long-term commitments with at least one primary supplier for each manufacturing and distribution function. At this time, we have entered into a non-exclusive commercial manufacturing agreement with Patheon for KORSUVA (CR845/difelikefalin) injection.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

DEA Regulation

I.V. CR845/difelikefalin, Oral CR845/difelikefalin or any of our future product candidates, if approved, may be regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and

Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities subject to the law, known as covered entities, such as certain healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that process individually identifiable health information on their behalf, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes security standards and certain privacy standards directly applicable to the business associates of covered entities that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, federal transparency laws, including the federal Physician Payments Sunshine Act created under Section 6002 of the Health Care Reform Law and its implementing regulations, require that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains additional drug price control measures that could be enacted during the budget process or in other future legislation such as measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

There remains judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Health Care Reform Law’s mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Health Care Reform Law, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Health Care Reform Law qualified health plans and health insurance issuers under the Health Care Reform Law risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year starting in 2013 and, following passage of the Bipartisan Budget Act of 2015, and subsequent legislative amendments, including the BBA, will remain in effect until 2029, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees

As of February 24, 2020, we had 67 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Website Access to Reports

Our website is www.caratherapeutics.com.  We are subject to the informational requirements of the Exchange Act and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, proxy statements and other information with the SEC. We make copies of these reports and other information available free of charge through our website (under the heading “SEC Filings”) as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing, and the website addresses are provided only as inactive textual references.

Item 1A. Risk Factors

In addition to other information contained in this Annual Report on Form 10‑K, the following risks should be considered in evaluating our business and future prospects and an investment in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception, anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing I.V. and Oral CR845/difelikefalin with the goal of achieving regulatory approval. Since inception, we have incurred significant operating and net losses. Our net losses were $106.4 million, $74.0 million and $58.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $400.7 million. We expect to continue to incur significant expenses and operating and net losses over the next several years, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our net losses may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with VFMCRP, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to the commercialization of I.V. and Oral CR845/difelikefalin, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase significantly as we:

•	continue the development of KORSUVA (CR845/difelikefalin) injection for CKD-aP;
•	continue the development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and CLD-aP;
•	expand our Oral KORSUVA (CR845/difelikefalin) program into certain dermatologic conditions, including AD;
•	explore further development of CR845/difelikefalin injection in the post-operative setting;
•	seek regulatory approvals for KORSUVA (CR845/difelikefalin) injection and any other product candidate that successfully completes clinical trials;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our global intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing one or more products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of KORSUVA (CR845/difelikefalin) injection and Oral KORSUVA (CR845/difelikefalin), discovering additional product candidates and completing preclinical testing and clinical trials for those product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

We commenced operations in 2004, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital and advancing our product candidates, including KORSUVA (CR845/difelikefalin) injection and Oral KORSUVA (CR845/difelikefalin), through clinical development. We have not yet demonstrated an ability to obtain regulatory approval for, or successfully commercialize, a product candidate. If our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is expensive. We will need to raise additional capital to:

•	progress our KORSUVA (CR845/difelikefalin) injection CKD-aP program through Phase 3 pivotal trials and NDA filing;
•	continue the further development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and CLD-aP;
•	expand our Oral KORSUVA (CR845/difelikefalin) program into certain dermatologic conditions, including AD;
•	explore further development of CR845/difelikefalin injection in the post-operative setting;
•

fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved by the FDA;

•	qualify and outsource the commercial-scale manufacturing of our products, including KORSUVA (CR845/difelikefalin) injection under cGMP; and
•	in-license other product candidates.

We believe that with our available cash and cash equivalents and marketable securities balances as of December 31, 2019, we will have sufficient funds to meet our projected operating requirements into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, especially our efforts to build a commercial infrastructure to prepare for the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved, and the completion of our development of Oral KORSUVA (CR845/difelikefalin) for the treatment of CKD-aP and CLD-aP, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

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

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. Our business depends entirely on the successful development and commercialization of our product candidates, and in particular, KORSUVA (CR845/difelikefalin) injection, which may never occur. Our ability to generate product revenues in the near term is dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

In May 2019, we announced positive results from the double blinded phase of the first pivotal Phase 3 efficacy trial (KALM‑1) of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. This trial was initiated in the first quarter of 2018 in the United States and has entered into the 52‑week open label extension phase. In August 2018, we initiated the second pivotal Phase 3 efficacy trial, KALM‑2 (with a 52‑week open label extension phase) of KORSUVA (CR845/difelikefalin) injection that is expected to enroll patients in the United States and multiple countries outside the United States. In October 2019, we completed an interim statistical assessment of KALM-2 and based on the recommendation of the Independent Data Monitoring Committee, or IDMC, the size of the trial has been increased from the original enrollment target of 350 patients to a new target of 430 patients. In addition to these trials, we are also conducting 52‑week and 12‑week Phase 3 open label safety studies of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP. Based on the current status of our completed and ongoing efficacy and safety trials, we expect to file the NDA for KORSUVA (CR845/difelikefalin) injection in the second half of 2020. However, we cannot give you any assurance that our Phase 3 trials for KORSUVA (CR845/difelikefalin) injection will be completed within a specified period of time or at all, and if they are completed, we cannot assure you that they will successfully support our regulatory applications for approval.

In addition to clinical development, KORSUVA (CR845/difelikefalin) injection will require regulatory approval, establishment of a commercial organization, significant marketing efforts and further investment before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates, including KORSUVA (CR845/difelikefalin) injection, before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we do not receive FDA approval for, and successfully commercialize KORSUVA (CR845/difelikefalin) injection, we will not be able to generate revenue in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing CR845/difelikefalin injection will have a substantial adverse impact on our business and financial condition.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates will be successful in clinical trials or receive regulatory approval. Even though KORSUVA (CR845/difelikefalin) injection is in its Phase 3 clinical development for the treatment of dialysis patients with CKD-aP, it is, nonetheless, susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve its primary endpoints in these or subsequent clinical trials. Further, KORSUVA (CR845/difelikefalin) injection may not receive regulatory approval even if it is successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from KORSUVA (CR845/difelikefalin) injection will depend on our ability to:

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

As we continue to develop our other current or future product candidates, including Oral KORSUVA (CR845/difelikefalin), we expect to face similar risks to our ability to develop, obtain regulatory approval for and successfully commercialize such product candidates as we face with KORSUVA (CR845/difelikefalin) injection.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of KORSUVA (CR845/difelikefalin) injection for CKD-aP in hemodialysis patients and Oral KORSUVA (CR845/difelikefalin) for CKD-aP in pre-dialysis patients, CLD-aP and certain dermatological conditions, including AD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful. For example, the fact that we reported positive results from the double blinded phase of our KALM-1 trial of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis does not mean that our ongoing Phase 3 efficacy and safety trials for KORSUVA (CR845/difelikefalin) injection will be completed successfully. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

Furthermore, regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies, including with respect to third-party technology used in any of our product candidates such as the excipient we intend to use for Oral KORSUVA (CR845/difelikefalin). In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

The FDA may determine that I.V. CR845/difelikefalin, or any of our other current or future product candidates, has undesirable side effects that could limit dosage in development, delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to limit dosage in development or interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in February 2016, the FDA placed our adaptive trial of I.V. CR845/difelikefalin for postoperative pain on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L. After the safety review was completed, the FDA removed this clinical hold in April 2016 and the clinical trial was resumed in June 2016. If other concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may order us to cease further development, decline to approve the drug or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by I.V. CR845/difelikefalin or any of our other current or future product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, and in turn prevent us from commercializing and generating revenues from the sale of I.V. CR845/difelikefalin or any other product candidate.

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

We have received conditional approval from the FDA for the use of KORSUVA as the proprietary name for our product candidate I.V. CR845/difelikefalin for the treatment of itch or pruritus. However, this approval is conditional upon a further and final review by the FDA at the time of NDA approval. Additionally, any name we intend to use for our other current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for the KORSUVA mark as well as the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

There are a large number of companies developing or marketing therapies for the treatment and management of pruritus, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates may potentially compete with include: Pfizer, Menlo Therapeutics, Trevi, Vanda, Tioga, Leo Pharma, Chugai and others. Additionally, the market for the prevention and treatment of PONV is highly fragmented. There are a number of different agents alone or in combination (particularly in patients with a high risk for PONV) with different mechanism of actions to try to manage PONV. If approved, I.V. CR845/difelikefalin would likely be competing within the overall PONV market, although we expect that it would primarily be utilized as an add-on therapy in patients with a higher risk of PONV. Although most of the PONV products are generically available, there is still a significant segment of high-risk patients where their PONV is not adequately managed, which can increase the hospital length of stay and add significant cost to managing a post-operative patient.

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

We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our partners or collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event that we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our or our partners’ or collaborators’ efforts to commercialize KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates include:

•	inability to recruit, train, manage and retain adequate numbers of effective sales and marketing personnel;
•

inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates;

•	inability to effectively oversee a geographically dispersed sales and marketing team;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Although our current plan is to hire most of our sales and marketing personnel only if KORSUVA (CR845/difelikefalin) injection is approved by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If the commercial launch of KORSUVA (CR845/difelikefalin) injection is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of KORSUVA (CR845/difelikefalin) injection. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates.

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

We have never commercialized a product candidate for any indication. Even if KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any of our other current or future product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, hospitals, dialysis providers, patients and third-party payers. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidate by physicians, hospitals, dialysis providers, patients and third-party payers will depend on a number of factors, some of which are beyond our control. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

Our ability to effectively promote and sell KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidates, if approved, will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto dialysis organization or hospital formularies, and our ability to obtain sufficient third-party coverage or reimbursement. Generally, before we can attempt to sell CR845/difelikefalin injection in a hospital or dialysis provider, CR845/difelikefalin injection must be approved for addition to that institution’s list of drugs approved for use in that institution, or formulary list. In evaluating drugs for inclusion on the formulary list, hospitals and dialysis providers evaluate a variety of factors, including cost. The frequency with which hospitals and dialysis providers add and remove drugs from their formulary lists varies from organization to organization, and institutions often require additional information prior to adding new drugs to their formulary, which may result in substantial delays in our receiving formulary approval for CR845/difelikefalin injection. Since most hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates.

Our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that one of our product candidates is safe and effective for its approved indications, physicians and patients may not immediately be receptive to such product candidate and may be slow to adopt it as an accepted treatment of pain or pruritus. It is unlikely that any labeling approved by the FDA will contain claims that one of our product candidates is safer or more effective than competitive products or will permit us to promote such product candidate as being superior to competing products. Further, the availability of inexpensive generic forms of products for acute and chronic pain as well as pruritus may also limit acceptance of our product candidates among physicians, patients and third-party payers. If KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidate, is approved but does not achieve an adequate level of acceptance among physicians, patients and third-party payers, we may not generate meaningful revenues from KORSUVA (CR845/difelikefalin) injection, Oral CR845/difelikefalin or such other product candidate, and we may not become profitable.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for KORSUVA (CR845/difelikefalin) injection or other product candidates that we may develop and may have to limit their commercialization.

The use of KORSUVA (CR845/difelikefalin) injection or Oral KORSUVA (CR845/difelikefalin) and any future product candidate in clinical trials and the sale of any products for which we obtain regulatory approval expose us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. It is our intention that by the time of any regulatory approvals for commercialization, we will have negotiated long-term commitments with at least one primary supplier for each manufacturing and distribution function, and in July 2019, we entered into a non-exclusive commercial manufacturing agreement with Patheon for KORSUVA (CR845/difelikefalin) injection. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for our product candidates, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize KORSUVA (CR845/difelikefalin) injection or any other product candidates. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our product candidates and our failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for our contract manufacturers to produce our product candidates or components of our product candidates in the volumes that we require on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, we entered into the Enteris License Agreement and intend to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin). If we experience any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, including as a result of factors that may be outside of their control such as the recent coronavirus outbreak, we may experience delays in the development and commercialization of Oral KORSUVA (CR845/difelikefalin). Further, if we are unable to maintain our relationship with Enteris, we may be forced to reformulate Oral KORSUVA (CR845/difelikefalin) which could result in significantly delaying commercializing Oral KORSUVA (CR845/difelikefalin) and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA.

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

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize I.V. CR845/difelikefalin or any other product candidate, will be significantly impacted and we may be subject to regulatory sanctions.

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of KORSUVA (CR845/difelikefalin) injection and our other current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management and cash collection, and, as a result, most of our inventory may be stored at a single warehouse maintained by one such service provider. If we retain this provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements related to adverse event reporting, we could be subject to regulatory sanctions.

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

If our current collaborations or any other collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to our product development, regulatory approval and commercialization described in this Annual Report on Form 10‑K also apply to the activities of our collaborators in their respective jurisdictions.

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

For KORSUVA (CR845/difelikefalin) injection and any other current or future product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for their development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

•

federal civil and criminal false claims laws, including without limitation the federal civil False Claims Act, and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval from a federal health care program (including Medicare and Medicaid);

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

•

federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, or Centers for Medicare & Medicaid Services, information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to the pricing of certain drugs, as well as payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Pharmaceutical and other healthcare companies continue to be prosecuted under the federal false claims laws for numerous activities, including those related to research, sales, marketing and promotional programs. In addition, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes. As a result, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in U.S. federal or state health care programs, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state transparency and fraud and abuse laws may prove costly. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to significant criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

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

If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates, if any, or if providers choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

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

On October 31, 2019, CMS issued a final rule that revises payment policies and rates under the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, for renal dialysis services furnished to beneficiaries on or after January 1, 2020. The final rule also updates the Transitional Drug Add-On Payment Adjustment, or TDAPA. In the final rule, CMS revised ESRD PPS eligibility to focus on innovative drugs and excluded certain drugs from being eligible for the TDAPA. CMS will pay the revised TDAPA adjustment, which is called the Transitional Add-on Payment Adjustment for New and Innovative Equipment and Supplies , or TPNIES, for equipment and supplies that: (1) have been designated by CMS as a renal dialysis service, (2) are new, meaning granted marketing authorization by FDA on or after January 1, 2020, (3) are commercially available by January 1 of the particular calendar year, meaning the year in which the payment adjustment would take effect, (4) have a Healthcare Common Procedure Coding System, or  HCPCS,  application submitted in accordance with the official Level II HCPCS coding procedures by September 1 of the particular calendar year, (5) are innovative, meaning they meet the substantial clinical improvement criteria specified in the Inpatient Prospective Payment System regulations and related guidance, and (6) are not capital-related assets. Based on this ruling, we expect KORSUVA (CR845/difelikefalin) injection, if approved for CKD-aP in hemodialysis patients, will qualify for TDAPA payments for two years post approval. However, there is no assurance that KORSUVA (CR845/difelikefalin) injection will qualify for TDAPA payments or, even if it does, that it will be able to maintain its price established in the TDAPA period in the post-TDAPA timeframe.

Additionally, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform, or a pre-determined rate for all hospital inpatient care provided as payment in full. Because, in these instances, the amount of reimbursement that such providers receive may not be based on the actual expenses the provider incurs, providers may choose to use therapies which are less expensive when compared to our product candidates. Accordingly, KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates, if approved, will face competition from other therapies and drugs for these limited provider financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Third-party coverage and adequate reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

There remain judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Health Care Reform Law’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Health Care Reform Law, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Health Care Reform Law qualified health plans and health insurance issuers under the Health Care Reform Law risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, and subsequent legislative amendments, including the BBA, will remain in effect until 2029, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains additional drug price control measures that could be enacted during the budget process or in other future legislation, such as measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute to issuance all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be successfully prosecuted to issuance and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting CR845/difelikefalin and any other product candidates that we may develop, license or acquire by obtaining and defending patents. For example:

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

Patent applications in the United States are generally maintained in confidence for at least 18 months after their earliest effective filing date and in certain circumstances not until granted when no foreign counterpart patent applications are filed. Furthermore, published patent applications may issue at a later date with new and/or amended claims substantially different from those published earlier. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on CR845/difelikefalin or any other product candidates that we may develop, license or acquire.

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

Our ability to develop, manufacture, market and sell KORSUVA (CR845/difelikefalin) injection or any of our other current of future product candidates depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of pain management and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates may infringe. There could also be existing patents of which we are not aware that KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates may inadvertently infringe.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and may ultimately be unsuccessful.

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

If KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidate is approved by the FDA, one or more third parties may challenge the patents covering these product candidates, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing CR845/difelikefalin, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for KORSUVA (CR845/difelikefalin) injection; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for CR845/difelikefalin, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45‑day period, the third-party’s ANDA will not be subject to the 30‑month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

As of February 24, 2020,  we had 67 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of CR845/difelikefalin injection, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting in this Form 10‑K. In addition, effective December 31, 2019, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Accordingly, we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities.

We no longer qualify as an emerging growth company, effective as of December 31, 2019, and are required to comply with certain provisions of the Sarbanes-Oxley Act and we may no longer take advantage of reduced disclosure requirements.

As of December 31, 2019, we are considered a large accelerated filer and, as a consequence, have lost our status as an emerging growth company. We are no longer permitted to take advantage of certain exemptions from various disclosure and reporting requirements that are applicable to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As a result, we expect to incur additional legal, accounting and other expenses and devote significant management attention as we implement additional corporate governance practices and seek to comply with these additional disclosure and reporting requirements. Compliance with these requirements for the first time may be more difficult and consume more resources than we anticipate.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them.

Since our initial public offering in January 2014 and through February 24, 2020, our stock price has been volatile, trading at prices ranging from $4.26 to $28.50, and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•

delays in the commencement, enrollment and ultimate completion of our clinical trials, including our ongoing Phase 3 clinical trials for KORSUVA (CR845/difelikefalin) injection for CKD-aP and our ongoing and planned trials for KORSUVA injection and Oral KORSUVA in other indications;

•	any delay or refusal on the part of the FDA in approving an NDA for KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates;
•	the commercial success of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates, if approved by the FDA;
•	results of clinical trials of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidate or those of our competitors;
•	actual or anticipated variations in quarterly or annual operating results;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
•	introduction of competitive products or technologies;
•	changes or developments in laws or regulations applicable to our product candidates;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	general economic and market conditions and overall fluctuations in U.S. equity markets;
•	developments concerning our sources of manufacturing supply, warehousing and inventory control;
•	disputes or other developments relating to patents or other proprietary rights;
•	additions or departures of key scientific or management personnel;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of our company and our business;

•	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
•	sales of our common stock, including sales by our directors and officers or significant stockholders;
•	changes in the market valuations of companies similar to us;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
•	changes in the structure of healthcare payment systems;
•	general conditions or trends in our industry; and
•	the other factors described in this “Risk Factors” section.

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
•

whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates, which would likely further delay any such approval;

•

if KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

•

our ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates in commercial quantities;

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
•	variations in the level of expenses related to our future development programs;
•	any product liability or intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin), any of our future product candidates, or the product candidates of our competitors; and
•

if KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any of our future product candidates receives regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

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

Our net operating loss, or NOL, carryforwards and R&D tax credits may expire and not be used. As of December 31, 2019, we had federal and state NOL carryforwards of approximately $349.5 million and $189.2 million, respectively, and we also had federal and state R&D tax credit carryforwards of approximately $15.3 million and $1.4 million, respectively. Our NOL carryforwards will begin expiring in 2026 for federal purposes (to the extent such federal

NOLs are generated in taxable years ending on or before December 31, 2017) and 2027 for state purposes if we have not used them prior to that time, and our federal R&D tax credits will begin expiring in 2025 unless previously used. Under the TCJA, the use of NOLs generated in taxable years ending after December 31, 2017 are subject to a limitation of 80% of taxable income, and such NOLs can be carried forward indefinitely (but carryback is generally prohibited). It is uncertain if and to what extent various states will conform to the TCJA. To the extent that we have not exchanged our Connecticut R&D tax credits for a tax refund, those tax credits carryforward indefinitely. Additionally, our ability to use any NOL and R&D tax credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of our stock of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offerings in 2015, 2017,  2018 and 2019, together with private placements and other transactions that have occurred, may have triggered such ownership changes. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of NOL carryforwards and R&D tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the NOL carryforwards and R&D tax credits before they expire. In addition, certain states have in the past suspended use of NOL carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, limitations on our ability to use NOL carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 24,000 square feet of office space in Stamford, Connecticut under a lease that expires in November 2023. We believe that the office space in Stamford is suitable and adequate to meet our current needs and to allow for expansion as we increase our headcount. See Note 17 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10‑K.

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

Stockholders

As of February 24, 2020, there were 30 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Nasdaq Composite Index, and (ii) the Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2014 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Cara
NASDAQ Biotech Index
NASDAQ Composite Index

Cumulative Total Return

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Cara Therapeutics, Inc.	100.00	169.11	93.18	122.77	130.39	161.58
Nasdaq Biotechnology	100.00	111.42	87.26	105.64	95.79	119.17
Nasdaq Composite	100.00	105.73	113.66	145.76	140.10	189.45

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of ours under the Securities Act, except as shall be expressly set forth by specific reference to such filing.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Use of Proceeds

Not applicable.

Item 6. Selected Financial Data.

The following selected financial data for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10‑K. The following selected financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements not included in this report.  Our historical results for any prior periods are not necessarily indicative of results to be expected for any future period. The information set forth in the following table should be read in conjunction with Part II Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
License and milestone fee revenue	$19,746	$13,436	$530	$—	$1,710
Collaborative revenue	—	—	313	—	2,093
Clinical compound revenue	140	33	68	86	—
Total revenue (1)	19,886	13,469	911	86	3,803
Operating expenses:
Research and development	113,820	75,531	48,524	49,253	21,221
General and administrative	17,745	15,320	11,872	9,233	7,770
Total operating expenses	131,565	90,851	60,396	58,486	28,991
Operating loss	(111,679)	(77,382)	(59,485)	(58,400)	(25,188)
Other income	4,490	2,980	1,156	652	101
Loss before benefit from income taxes	(107,189)	(74,402)	(58,329)	(57,748)	(25,087)
Benefit from income taxes	816	389	204	468	397
Net loss	$(106,373)	$(74,013)	$(58,125)	$(57,280)	$(24,690)
Net loss per share:
Basic and Diluted	$(2.49)	$(2.06)	$(1.86)	$(2.10)	$(1.00)
Weighted average shares:
Basic and Diluted	42,669,333	35,892,786	31,202,842	27,279,008	24,620,372

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities (2)	$218,165	$182,779	$92,569	$58,276	$106,740
Total assets (3)	232,959	190,823	97,004	63,828	110,897
Deferred revenue (4)	22,262	42,009	—	—	—
Total liabilities (3)	46,246	57,193	10,224	13,103	5,853
Total stockholders’ equity	186,713	133,630	86,780	50,725	105,044

(1)

The changes in revenue for the years ended December 31, 2015 to December 31, 2016, December 31, 2017 to December 31, 2018, and December 31, 2018 to December 31, 2019 primarily reflect upfront payments in connection with continuing our collaborative work with Maruishi in 2015, milestone payments earned under our collaborations with Maruishi and CKDP in 2015, a sub-license fee payment received from Maruishi in 2017 and an upfront payment from VFMCRP related to the license agreement entered into in May 2018 and earned by us as work was performed in 2018 and 2019 (refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Collaboration and License Agreements”, Note 11 of Notes to Financial Statements,  Collaboration and License Agreements,  and Note 12 of Notes to Financial Statements, Revenue Recognition in this Annual Report on Form 10‑K).

(2)

The increases in cash and cash equivalents and marketable securities from December 31, 2018 to December 31, 2019, December 31, 2017 to December 31, 2018, and from December 31, 2016 to December 31, 2017 reflects the proceeds from our follow-on offering of our common stock in July 2019 and 2018, respectively, the upfront payment from VFMCRP related to the license agreement entered into in May 2018, the proceeds from our follow-on offering of our common stock in April 2017, and our follow-on offering of our common stock in August 2015, respectively, partially offset by cash used in operating activities for each respective period (refer to Note 9 of Notes to Financial Statements,  Stockholders’ Equity, in this Annual Report on Form 10‑K).

(3)

On January 1, 2019, we adopted ASC 842, Leases. As a result, we recorded an operating lease right-of-use asset within total assets and an operating lease liability (current and non-current) within total liabilities as of December 31, 2019 (refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Accounting Pronouncements Recently Adopted,  and Note 17 of Notes to Financial Statements, Commitments and Contingencies – Leases, in this Annual Report on Form 10-K.

(4)

The changes in deferred revenue from December 31, 2018 to December 31, 2019 and December 31, 2017 to December 31, 2018 were due to the upfront payment from VFMCRP related to the license agreement entered into in May 2018 and earned by us as work was performed in 2018 and 2019 (refer to Note 12 of Notes to Financial Statements, Revenue Recognition, in this Annual Report on Form 10‑K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Introduction

We are a clinical-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pruritus by selectively targeting peripheral KORs. We are developing a novel and proprietary class of product candidates, led by KORSUVA (CR845/difelikefalin), a first-in-class KOR agonist that targets KORs located in the peripheral nervous system and on immune cells.

In our KALM-1 Phase 3 trial and two Phase 2 trials, KORSUVA (CR845/difelikefalin) injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. We are continuing to investigate KORSUVA (CR845/difelikefalin) injection in our global KALM-2 Phase 3 trial in hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, to commercialize KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP worldwide, excluding the United States, Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). We retain all rights in the United States and will promote KORSUVA (CR845/difelikefalin) injection, if approved, with VFMCRP in U.S. FMCNA dialysis clinics under a profit share agreement.

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

The FDA has conditionally accepted KORSUVA as the trade name for CR845/difelikefalin injection and its safety and efficacy have not been fully evaluated by any regulatory authority.

We were incorporated and commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our product candidates, including conducting preclinical studies and clinical trials of CR845/difelikefalin-based product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from license agreements, although we have received nominal amounts of revenue under research grants and the sale of clinical compound.

Collaboration and License Agreements

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, we entered into the  VFMCRP Agreement, with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, under which we granted VFMCRP a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retain full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in the U.S. except in the dialysis clinics of FMCNA, where we and VFMCRP will promote KORSUVA injection under a profit-sharing arrangement.

Upon entry into the VFMCRP Agreement, VFMCRP made a non-refundable, non-creditable $50 million upfront payment to us and Vifor purchased 1,174,827 shares of our common stock for $20 million, at a premium for the price of $17.024 per share. In addition, we are eligible to receive from VFMCRP regulatory and commercial milestone payments in the aggregate of up to $470 million, consisting of up to $30 million in regulatory milestones and up to $440 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (CR845/difelikefalin) injection in the licensed territories. In the United States, we and VFMCRP will promote KORSUVA (CR845/difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by us.

Maruishi Pharmaceutical Co., Ltd.

In April 2013, we entered into the Maruishi Agreement with Maruishi in Japan, under which we granted Maruishi an exclusive license, to develop, manufacture and commercialize drug products containing CR845/difelikefalin in Japan in the acute pain and uremic pruritus fields. We and Maruishi are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845/difelikefalin in the United States and Japan, respectively. In addition, we have provided Maruishi specific clinical development services for CR845/difelikefalin in Maruishi’s field of use between 2013 and 2015.

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

Chong Kun Dang Pharmaceutical Corporation

In April 2012, we entered into the CKDP Agreement with CKDP in South Korea, under which we granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing CR845/difelikefalin in South

Korea. We and CKDP are each required to use commercially reasonable efforts, at our respective expense, to develop, obtain regulatory approval for and commercialize CR845/difelikefalin in the United States and South Korea, respectively.

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

Manufacturing and License Agreements

Enteris Biopharma, Inc.

On August 20, 2019, we entered into the Enteris License Agreement. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock pursuant to the Purchase Agreement as described below. As a result, we recognized $8.0 million of R&D expense related to the Enteris License Agreement during the year ended December  31, 2019.

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock pursuant to the Purchase Agreement.

The Enteris License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration (or invalidation) of all valid claims in licensed patent rights that cover such product in such country, (2) the end of the calendar quarter in which generic competition (as defined in the Enteris License Agreement) occurs for such product in such country and (3) ten years from the first commercial sale of such product.

Either party may terminate the Enteris License Agreement upon written notice if the other party has failed to remedy a material breach within 60 days (or 30 days in the case of a material breach of a payment obligation). Enteris may terminate the Enteris License Agreement upon 30 days’ written notice to us if we or any of our affiliates formally challenge the validity of any licensed patent rights or assists a third party in doing so. We may terminate the Enteris License Agreement for any reason or no reason (a) prior to receipt of first regulatory approval for a licensed product in the United States for any indication upon 30 days’ prior written notice to Enteris or (b) on or after receipt of first regulatory approval for a licensed product in the United States for any indication upon 60 days’ prior written notice to Enteris.

In  connection with the Enteris License Agreement, on August 20, 2019, we entered into the Purchase Agreement, with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which we issued and sold to Purchaser 170,793 shares of our common stock in a private placement. Such shares were issued in satisfaction of the $4.0 million portion of the upfront fee payable in shares of our common stock pursuant to the Enteris License Agreement and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of our common stock on August 20, 2019. In addition, if we exercise our Royalty Buyout option, we may elect to make 50% of the payment in stock by issuing additional shares of our common stock valued at the 30-day volume weighted average price of our common stock as of such exercise. Pursuant to the Purchase Agreement, we effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act, which included the filing of a registration statement with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by us.

Patheon UK Limited

On July 8, 2019, we entered into an MSA with Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. To date, we have earned a total of $5.4 million in clinical development or regulatory milestone payments, sub-license fees under our Maruishi and CKDP collaborations, net of contractual foreign currency adjustments and South Korean withholding taxes, and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the VFMCRP Agreement or royalties under any of our collaborations.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2020 will increase over those for 2019. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology and human resources functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses for 2020 will increase as compared to 2019 to support our continued R&D activities and potential commercialization of our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, accountants and investor relations firms. In addition, if I.V. CR845/difelikefalin, Oral CR845/difelikefalin or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the years ended December 31, 2019, 2018 and 2017

Revenue

	Year Ended December 31,
	2019		2018		2017
	Dollar amounts in thousands
		% change		% change
License and milestone fees revenue	$19,746	47%	$13,436	2,436%	$530
Collaborative revenue	—	—%	—	(100)%	313
Clinical compound revenue	140	320%	33	(51)%	68
Total revenue	$19,886	48%	$13,469	1,379%	$911

License and milestone fee revenue

License and milestone fees revenue of $19.7 million and $13.4 million for the years ended December 31, 2019 and 2018, respectively,  were related to license fees earned by us during the respective periods in connection with the VFMCRP Agreement. License and milestone fees revenue for the year ended December 31, 2017 included $530 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei that was allocated to the license fee deliverable under the Maruishi Agreement (see Note 11 of Notes to Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10‑K).

Collaborative revenue

There was no collaborative revenue for the years ended December 31, 2019 and 2018. Collaborative revenue for the year ended December 31, 2017 included $313 thousand of the $843 thousand sub-license fee earned by us in connection with Maruishi’s sub-license agreement with Kissei that was allocated to the R&D services deliverable under the Maruishi Agreement (see Note 11 of Notes to Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10‑K).

Clinical compound revenue

Clinical compound revenue of $140 thousand, $33 thousand and $68 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, related to the sale of clinical compound to Maruishi.

Research and Development Expense

	Year Ended December 31,
	2019		2018		2017
	Dollar amounts in thousands
		% change		% change
Direct clinical trial costs	$80,098	41%	$56,625	66%	$34,075
Consultant services in support of clinical trials	4,470	31%	3,406	74%	1,959
Stock-based compensation	5,809	32%	4,395	81%	2,433
Depreciation and amortization	110	(62)%	288	(31)%	418
Other R&D operating expenses	23,333	116%	10,817	12%	9,639
Total R&D expense	$113,820	51%	$75,531	56%	$48,524

For the year ended December 31, 2019 compared to the year ended December 31, 2018,  the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $32.7 million, mainly from activities related to the two Phase 3 efficacy trials and up to 12 week Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the Phase 2 efficacy trial for CLD-aP and the Phase 2 efficacy trial for pruritus associated with AD. There was also an increase of $1.6 million in drug manufacturing costs. Those costs were partially offset by a decrease of $9.4 million, mainly from the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in post-operative pain and costs associated with certain Phase 1 studies. The increase in stock-based compensation expense was primarily the result of additional stock option grants to R&D employees. The increase in other R&D operating expenses primarily resulted from the upfront payment of $8.0 million upon entering into the Enteris License Agreement and an increase in payroll and related costs associated with R&D personnel.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $37.7 million, mainly from activities related to the two Phase 3 studies of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 3 long-term safety study of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP, the Phase 2 trial of Oral CR845 in CKD-aP patients and the Phase 1 safety and PK trial of Oral CR845/difelikefalin in patients with liver disease. There was also an increase of $4.0 million in drug manufacturing costs. Those costs were partially offset by a decrease of $17.2 million, mainly from the Phase 2b clinical trial of Oral

CR845/difelikefalin in patients with osteoarthritis, the Phase 2/3 I.V. CR845/difelikefalin adaptive clinical trial in postoperative pain, the Phase 2 clinical trial of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with moderate-to-severe uremic pruritus and the Phase 1 safety and PK trial of multiple doses of Oral CR845/difelikefalin in hemodialysis patients, all of which are complete and no longer ongoing. The increase in stock-based compensation expense relates primarily to an increase in the number of options outstanding, which includes options granted to our new CMO in October 2018, as well as the vesting of restricted stock units granted to our other R&D executive officers. The increase in other R&D operating expenses was primarily the result of an increase in payroll and related costs associated with R&D personnel, partially offset by lower costs associated with conferences.

The following table summarizes our R&D expenses by product candidate for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Dollar amounts in thousands
		% change		% change
External research and development expenses:
I.V. CR845 - Pruritus	$59,687	67%	$35,781	373%	$7,566
I.V. CR845 - Pain	373	(94)%	6,386	(52)%	13,226
Oral CR845 - Pruritus	24,475	56%	15,670	138%	6,594
Oral CR845 - Pain	33	(98)%	2,194	(75)%	8,648
Internal research and development expenses	29,252	89%	15,500	24%	12,490
Total research and development expenses	$113,820	51%	$75,531	56%	$48,524

General and Administrative Expense

	Year Ended December 31,
	2019		2018		2017
	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$3,883	34%	$2,906	29%	$2,252
Stock-based compensation	6,759	19%	5,700	46%	3,897
Depreciation and amortization	88	7%	82	6%	77
Other G&A operating expenses	7,015	6%	6,632	17%	5,646
Total G&A expense	$17,745	16%	$15,320	29%	$11,872

For the year ended December 31, 2019 compared to the year ended December 31, 2018, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs and legal and accounting fees. The increase in stock-based compensation expense was primarily the result of additional stock option grants to G&A employees, additional stock-based compensation expense relating to restricted stock units granted to the members of our Board of Directors in June 2019, and stock-based compensation expense resulting from issuing shares of our common stock for consulting services performed during the year ended December 31, 2019. The increase in other G&A operating expenses was primarily the result of an increase in insurance costs and franchise taxes, partially offset by a decrease in rent, utilities and related costs.

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

Other Income

	Year Ended December 31,
	2019		2018		2017
	Dollar amounts in thousands
		% change		% change
Other income	$4,490	51%	$2,980	158%	$1,156

For the year ended December 31, 2019 compared to the year ended December 31, 2018, the increase in other income was primarily due to an increase in interest and accretion income resulting from a higher average balance of our portfolio of investments in the 2019 period.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, the increase in other income was primarily due to an increase in dividend and interest income resulting from a higher average balance of our portfolio of investments in the 2018 period.

Benefit from Income Taxes

For the years ended December 31, 2019, 2018 and 2017, pre-tax losses were $107.2 million, $74.4 million and $58.3 million, respectively, and we recognized a benefit from income taxes of $816 thousand, $389 thousand and $204 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at December 31, 2019, 2018 and 2017.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2019, we have raised an aggregate of $623.2 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of  $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $89.0 million under our license agreements, primarily with VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 11 of Notes to Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10‑K).

In order to fund our future operations, including our planned clinical trials, we filed the Shelf Registration Statement (File No. 333-230333), which provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof and was declared effective on April 4, 2019. The securities registered under the Shelf Registration Statement include unsold securities that had been registered under our previous Registration Statement on Form S-3 (File No. 333‑216657) that was declared effective on March 24, 2017. We believe that our Shelf Registration Statement provides us with the flexibility to raise additional capital to finance our operations as needed.

On July 24, 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by us of up to 6,325,000 shares of our common stock, including 825,000 additional shares of common stock that the underwriters had the option to purchase, at a public offering price of $23.00 per share. We closed this offering on July 29, 2019, including the full exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds of $136.5 million, after deducting $9.0 million of underwriting discounts and commissions and offering expenses. This offering was made by pursuant to the Shelf Registration Statement, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019.

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

As of December 31, 2019, we had $218.2 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the VFMCRP Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $470 million, consisting of up to $30 million in regulatory milestones and up to $440 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of December 31, 2019, we have not received any milestone payments under the VFMCRP Agreement.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of December 31, 2019, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments under the Maruishi Agreement.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of December 31, 2019, we have received milestone payments of $1.5 million before South Korean withholding tax under the CKDP Agreement.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $106.4 million, $74.0 million and $58.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $400.7 million. We expect to continue to incur significant expenses and operating and net losses in the near future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable the submission of a new drug application, conducting supportive Phase 1 trials and Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD and AD, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of December 31, 2019 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, the TCJA was enacted in the United States. Under generally accepted accounting principles in the United States, or GAAP, the effect of a change in tax rates and tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. Under the TCJA, among other provisions, the maximum Federal corporate tax rate is reduced from 35% to 21% for tax years beginning after December 31, 2017.

Accounting Standards Codification, or ASC, section 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Therefore, at the date of enactment, we reduced deferred tax assets by $25.9 million based on the revised tax rate, which required a re-assessment of the related valuation allowance. Based on expected net losses into the foreseeable future, we will currently continue to record a 100% valuation allowance against our deferred tax assets. The corresponding reduction in the valuation allowance as a result of the re-measurement of deferred tax assets and liabilities was also recorded to continuing operations in the tax provision. As of December 31, 2019 and 2018, we did not have any foreign subsidiaries and the international aspects of the TCJA are not applicable for the respective periods.

In addition, NOLs arising after December 31, 2017, can be carried forward indefinitely but carryback is generally prohibited. The use of such NOL carryforwards is limited to 80% of taxable income. NOLs generated before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and 20‑year carryforward period.

On December 22, 2017, Staff Accounting Bulletin 118, or SAB 118, was issued by the SEC due to the complexities involved in accounting for the TCJA. SAB 118 requires us to include in our financial statements a reasonable estimate of the impact of the TCJA on earnings to the extent such estimate has been determined. Accordingly, our U.S. provision for income tax for 2017 was based on the reasonable estimate guidance provided by SAB 118. We finalized the accounting for the TCJA as of December 31, 2018, which resulted in insignificant adjustments.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	Dollar amounts in thousands
Net cash used in operating activities	$(109,225)	$(22,301)	$(54,827)
Net cash used in investing activities	(30,516)	(82,819)	(36,500)
Net cash provided by financing activities	142,604	110,813	87,923
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,863	$5,693	$(3,404)

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2019 consisted primarily of a net loss of $106.4 million and a $3.8 million cash outflow from net non-cash charges, partially offset by a $0.9 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of a decrease of $19.7 million in deferred revenue associated with our VFMCRP Agreement and $1.4 million related to accretion of available-for-sale securities, partially offset by stock-based compensation expense of $12.6 million and a noncash expense of $4.0 million related to the Enteris License Agreement. The change in operating assets and liabilities primarily consisted of a cash inflow of $6.0 million from an increase in accounts payable and accrued expenses, partially offset by a cash outflow of $4.1 million from an increase in prepaid expense, primarily related to an increase in prepaid clinical costs and a cash outflow of $0.9 million from operating lease liability relating to lease payments made for the Stamford Lease as a result of our adoption of ASC 842: Leases.

Net cash used in operating activities for the year ended December 31, 2018 consisted primarily of a net loss of $74.0 million, partially offset by a $50.5 million cash inflow from net non-cash charges and a $1.2 million inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of an increase in deferred revenue of $42.0 million related to the VFMCRP Agreement and stock-based compensation expense of $10.1 million, partially offset by $1.8 million related to amortization/accretion of available-for-sale securities. The net change in operating assets and liabilities primarily consisted of a cash inflow of $5.1 million from an increase in accounts payable and accrued expenses, partially offset by cash outflows of $3.2 million from an increase in prepaid expense, primarily related to an increase in prepaid clinical costs, and cash outflows of $0.8 million related to an increase in other receivables.

Net cash used in operating activities for the year ended December 31, 2017 consisted primarily of a net loss of $58.1 million, a $3.0 million outflow from net changes in operating assets and liabilities and a $6.3 million cash inflow from net non-cash charges. The net change in operating assets and liabilities primarily consisted of cash outflows of $3.0 million from a decrease in accounts payable and accrued expenses. Net non-cash charges primarily consisted of stock-

based compensation expense of $6.3 million and depreciation and amortization expense of $0.5 million, partially offset by accretion/amortization on available-for-sale securities of $0.6 million.

Net cash used in investing activities

Net cash used in investing activities was $30.5 million for the year ended December 31, 2019, which primarily included cash outflows of $286.1 million for the purchases of available-for-sale marketable securities, partially offset by $255.6 million from maturities and redemptions of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2019 consisted of gross proceeds of $145.5 million from our issuance and sale of our common stock in July 2019, partially offset by $9.0 million of underwriting discounts and commissions and offering expenses paid by us during the year ended December 31, 2019, and proceeds of $6.1 million received from the exercise of stock options.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019 (in thousands):

	Payment Due for the Year Ending December 31,
	2020	2021	2022	2023	2024	Total
Stamford operating lease	$1,239	$1,264	$1,288	$1,164	$—	$4,955

Contractual obligations and commitments at December 31, 2019 also included the Enteris License Agreement, which we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. However, we have no material non-cancelable purchase commitments with these contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Therefore, these were not included in the table above. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement were not included in the table above as these milestone events may or may not be achieved.

See Note 17 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10‑K for details about our contractual obligations and commitments.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016‑08, 2016‑10, 2016‑12 and 2016‑20 using the full retrospective method. Under ASC 606, we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, we perform the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We have concluded that upon adoption of ASC 606, as amended, there was no impact on our results of operations, financial position or cash flows for any period presented from our only two revenue-related contracts, which were in effect at that time: the CKDP Agreement or the Maruishi Agreement.

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

Using this model, fair value is calculated based on (i) the fair value or market price of our common stock on the grant date; (ii) expected volatility of our common stock price, (iii) the periods of time over which employees and non-employee directors are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on our common stock, and (v) risk-free interest rates.

The assumptions for expected volatility and the expected term of stock options used in computing the fair value of option awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in future periods.

Accounting Pronouncements Recently Adopted; Recent Accounting Pronouncements Not Yet Adopted

Please refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10‑K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Financial Statements, Available-for-Sale Marketable Securities, in this Annual Report on Form 10‑K for details about our available-for-sale marketable securities.

As of December 31, 2019, we had invested $199.9 million of our cash reserves in such marketable securities. Those marketable securities include $199.9 million of investment grade debt instruments with a yield of approximately 2.08% and maturities through December 2021.  As of December 31, 2018, we had invested $167.7 million of our cash reserves in such marketable securities. Those marketable securities include $167.7 million of investment grade debt instruments with a yield of approximately 2.64% and maturities through November 2020.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of December 31, 2019 and 2018, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 8. Financial Statements and Supplementary Data.

Cara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cara Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition
Description of the Matter

As discussed in Notes 1 and 2 to the financial statements, the Company earns its revenue from an agreement to license its intellectual property and perform related research and development services. The Company recognizes revenue over the period that the research and development services are performed and measures its progress toward completion based on the research and development costs incurred to date in proportion to the total research and development costs expected to be incurred to complete the clinical trials associated with the license agreement.

Auditing revenue recognition is complex and judgmental due to the variability and uncertainty associated with the Company’s assessment of the total estimated research and development costs to be incurred in completing its obligations. Changes in this estimate would have a significant effect on the amount of revenue recognized in the period.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of a material revenue misstatement, including management’s review controls over the estimate of costs to complete ongoing clinical trials and controls over the completeness and accuracy of costs incurred to date.

To test the amount of revenue recognized in the financial statements our audit procedures included, among others, testing the Company’s estimate of total costs to be incurred under the applicable clinical trials and confirming costs incurred through December 31, 2019 with clinical research organizations performing the services.  We tested the estimate of total costs to be incurred by obtaining supporting agreements with the clinical research organizations conducting the trials and discussing progress to date and estimated future costs with the Company’s clinical trial managers.  We also compared the costs incurred to date to supporting documents from third parties and recalculated the Company’s progress to date and the amount of revenue recognized.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Stamford, Connecticut

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cara Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cara Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 27, 2020

CARA THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,305	$15,081
Marketable securities	136,701	146,302
Income tax receivable	816	664
Other receivables	971	926
Prepaid expenses	8,863	4,805
Restricted cash, current	—	361
Total current assets	165,656	168,139
Operating lease right-of-use asset	3,036	—
Marketable securities, non-current	63,159	21,396
Property and equipment, net	700	880
Restricted cash	408	408
Total assets	$232,959	$190,823
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,665	$13,622
Operating lease liability, current	967	—
Current portion of deferred revenue	22,262	26,825
Total current liabilities	42,894	40,447

Operating lease liability, non-current	3,352	—
Deferred revenue, non-current	—	15,184
Deferred lease obligation	—	1,562
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2019 and December 31, 2018, zero shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and December 31, 2018, 46,720,225 shares and 39,547,558 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	47	39
Additional paid-in capital	587,223	428,059
Accumulated deficit	(400,727)	(294,354)
Accumulated other comprehensive income (loss)	170	(114)
Total stockholders’ equity	186,713	133,630
Total liabilities and stockholders’ equity	$232,959	$190,823

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
License and milestone fees	$19,746	$13,436	$530
Collaborative revenue	—	—	313
Clinical compound revenue	140	33	68
Total revenue	19,886	13,469	911
Operating expenses:
Research and development	113,820	75,531	48,524
General and administrative	17,745	15,320	11,872
Total operating expenses	131,565	90,851	60,396
Operating loss	(111,679)	(77,382)	(59,485)
Other income	4,490	2,980	1,156
Loss before benefit from income taxes	(107,189)	(74,402)	(58,329)
Benefit from income taxes	816	389	204
Net loss	$(106,373)	$(74,013)	$(58,125)
Net loss per share:
Basic and Diluted	$(2.49)	$(2.06)	$(1.86)
Weighted average shares:
Basic and Diluted	42,669,333	35,892,786	31,202,842
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	284	(44)	(73)
Total comprehensive loss	$(106,089)	$(74,057)	$(58,198)

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2016	27,296,863	$27	$212,866	$(162,171)	$3	$50,725
Sale of common stock in a follow-on public offering ($18.00 per share), net of underwriting discounts and commissions and offering expenses of $5,891	5,117,500	5	86,219	—	—	86,224
Stock-based compensation expense	—	—	5,793	—	—	5,793
Modification of equity awards	—	—	537	—	—	537
Shares issued upon exercise of stock options	247,892	1	1,698	—	—	1,699
Cumulative effect adjustment upon adoption of ASU 2016‑09	—	—	45	(45)	—	—
Net loss	—	—	—	(58,125)	—	(58,125)
Other comprehensive loss	—	—	—	—	(73)	(73)
Balance at December 31, 2017	32,662,255	33	307,158	(220,341)	(70)	86,780
Sale of common stock under license agreement	1,174,827	1	14,555	—	—	14,556
Sale of common stock in a follow-on public offering ($19.00 per share), net of underwriting discounts and commissions and offering expenses of $6,262	5,175,000	5	92,058	—	—	92,063
Stock-based compensation expense	—	—	7,785	—	—	7,785
Modification of equity awards	—	—	616	—	—	616
Shares issued upon vesting of restricted stock units	83,791	—	1,693	—	—	1,693
Shares issued upon exercise of stock options	451,685	—	4,194	—	—	4,194
Net loss	—	—	—	(74,013)	—	(74,013)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance at December 31, 2018	39,547,558	39	428,059	(294,354)	(114)	133,630
Sale of common stock in a follow-on public offering ($23.00 per share), net of underwriting discounts and commissions and offering expenses of $8,977	6,325,000	7	136,491	—	—	136,498
Issuance of common stock upon entry into License Agreement with Enteris Biopharma, Inc. ($23.42 per share)	170,793	—	4,000	—	—	4,000
Stock-based compensation expense	—	—	10,587	—	—	10,587
Shares issued upon exercise of stock options	555,847	1	6,105	—	—	6,106
Shares issued upon vesting of executive restricted stock units	110,832	—	1,784	—	—	1,784
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(106,373)	—	(106,373)
Other comprehensive income	—	—	—	—	284	284
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(106,373)	$(74,013)	$(58,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,568	9,478	5,793
Modification of equity awards	—	616	537
Depreciation and amortization	198	370	495
Amortization expense component of lease expense	601	—	—
Noncash expense related to oral formulation license agreement	4,000	—	—
Accretion of available-for-sale marketable securities	(1,381)	(1,820)	(582)
Realized loss (gain) on sale of available-for-sale marketable securities	—	5	(5)
Realized gain on sale of property and equipment	—	—	(41)
Deferred rent costs	—	(156)	148
Deferred revenue	(19,747)	42,009	—
Changes in operating assets and liabilities:
Income tax receivable	(152)	67	121
Other receivables	(45)	(803)	(36)
Prepaid expenses	(4,058)	(3,170)	(105)
Accounts payable and accrued expenses	6,043	5,116	(3,027)
Operating lease liability	(879)	—	—
Net cash used in operating activities	(109,225)	(22,301)	(54,827)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	253,584	175,300	82,156
Proceeds from redemptions of available-for-sale marketable securities, at par	2,000	—	—
Proceeds from sale of available-for-sale marketable securities	—	79,808	8,755
Purchases of available-for-sale marketable securities	(286,082)	(337,854)	(127,394)
Purchases of property and equipment	(18)	(73)	(58)
Proceeds from sale of property and equipment	—	—	41
Net cash used in investing activities	(30,516)	(82,819)	(36,500)
Financing activities
Proceeds from the sale of common stock in a follow-on public offering, net of issuance costs	136,498	92,063	86,224
Proceeds from the sale of common stock under license agreement	—	14,556	—
Proceeds from the exercise of stock options	6,106	4,194	1,699
Net cash provided by financing activities	142,604	110,813	87,923
Net increase (decrease) in cash, cash equivalents and restricted cash	2,863	5,693	(3,404)
Cash, cash equivalents and restricted cash at beginning of period	15,850	10,157	13,561
Cash, cash equivalents and restricted cash at end of period	$18,713	$15,850	$10,157
Noncash investing and financing activities
Shares of common stock issued in connection with oral formulation license agreement	$4,000	$—	$—
Shares of common stock issued in exchange for consulting services	197	—	—

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

As of December 31, 2019, the Company has raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received approximately $89,000 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 11, Collaboration and Licensing Agreements).

As of December 31, 2019, the Company had unrestricted cash and cash equivalents and marketable securities of $218,165 and an accumulated deficit of $400,727. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized a net loss of $106,373 and had net cash used in operating activities of $109,225 for the year ended December 31, 2019.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation due to the adoption of Accounting Standards Update, or ASU, No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU 2016-18, on January 1, 2018.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company invests its cash reserves in money market funds or high-quality marketable securities in accordance with its investment policy. The stated objectives of its investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. The Company’s cash and cash equivalents and marketable securities are held by four major financial institutions. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, deposits with banks and highly liquid money market funds with holdings of cash and other investments with original maturities of three months or less.

Marketable Securities

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification, or ASC, section 320‑10‑20. The Company considers its marketable securities to be available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses recorded in Accumulated other comprehensive income (loss), or AOCI, as a separate component of stockholders’ equity. Available-for-sale marketable securities are reported as Marketable securities, current and Marketable Securities, noncurrent in the Balance Sheets. Other income includes interest and dividends, accretion/amortization of discounts/premiums and realized gains and losses on sales of securities and other-than-temporary impairment, or OTTI, declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

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

If a decline in the fair value of an available-for-sale marketable debt security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value. If the Company intends to sell the security or it is more likely than not that the Company will be forced to sell the security

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

before recovery of the amortized cost of the security, the loss is recognized in net income. Otherwise, the loss is separated into a portion representing a credit loss, which is recorded in net income, and the remainder is recorded in Other comprehensive income, or OCI, net of taxes. See Note 2, Recent Accounting Pronouncements Not Yet Adopted, Note 3, Available-for-Sale Marketable Securities, and Note 10, Fair Value Measurements.

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

The Company’s financial instruments consist of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2019 or December 31, 2018.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update, or ASU, 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016‑08, 2016‑10, 2016‑12 and 2016‑20 using the full retrospective method. Under ASC 606, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company has concluded that upon adoption of ASC 606, as amended, there was no impact on its results of operations, financial position or cash flows for any period presented from its only two revenue-related contracts, which were in effect at that time: the CKDP Agreement or the Maruishi Agreement (see Note 11, Collaboration and Licensing Agreements and Note 12, Revenue Recognition).

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

Research and Development Expenses

Research and development, or R&D, costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, compensation and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using clinical research organizations, or CRO’s, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. The amount of clinical trial expense recognized in any period varies depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs, facility-related costs and stock-based compensation for R&D personnel. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2019 and 2018, the Company recorded $8,498 and $4,377 as prepaid R&D expense, respectively.

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. There were no material uncertain tax positions taken as of December 31, 2019 and December 31, 2018. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

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

The Company’s common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in the Company’s stock price to below the exercise prices of awards and blackout periods during which exercises are not allowed, among others. Therefore, the Company believes that as of December 31, 2019, it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of stock options granted to employees and members of the Company’s Board of Directors is determined using the average of the vesting period and term (6.25 years), an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment.

During the period from January 31, 2014 to December 31, 2018, the Company’s stock had not traded on a public exchange for a sufficient period of time to approximate its expected term (as noted above). Therefore, the Company calculated the volatility for stock options granted using an analysis of guideline companies in accordance with ASC 718. Volatility calculated in this manner had been in the range of 83% - 93% and 75% - 85% for stock options granted during the years ended December 31, 2018 and 2017, respectively.

Beginning on January 1, 2019, the Company determined that it had sufficient company-specific trading activity of its common stock available to use that activity exclusively to calculate the volatility of the Company’s common stock. Volatility calculated in this manner was in the range of 71% - 75% for the period of January 31, 2014 to each respective grant date within the year ended December 31, 2019. Volatility of the Company’s common stock from January 31, 2014 to December 31, 2018 and 2017 was 75% and 79%, respectively.

The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term.

As of January 1, 2017, the Company adopted ASU 2016‑09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09.  On the date of adoption of ASU 2016‑09, the Company began to account for forfeitures of unvested stock options as they occur rather than estimate forfeiture rates that were applied to unvested stock option awards, as under the previous accounting guidance. Accordingly, on the date of adoption, the Company recorded a cumulative effect adjustment to stockholders’ equity of $45 thousand for all stock option awards that were unvested as of that date.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Prior to January 1, 2019, the Company accounted for stock options granted to non-employee consultants under ASC 505‑50, Equity-Based Payments to Non-Employees. As such, the Company estimated the fair value of each option to non-employees using the Black-Scholes model, with the expected term of stock options granted to non-employees initially equal to the options’ maximum contractual life of ten years, at issuance. On each subsequent reporting date until performance was complete, the Company revalued all outstanding options granted to non-employee consultants during the vesting period of each tranche. Under ASC 505‑50, upon re-measurement of each award, income or expense was recognized during its vesting term.

On January 1, 2019, the Company adopted ASU 2018‑07, Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting, or ASU 2018-07, which expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. As a result, the fair value of all outstanding unvested stock options that had been granted to non-employees as of January 1, 2019 was remeasured on that date. The adoption of ASU 2018‑07 did not have a material effect on the Company’s results of operations, financial position or cash flows because grants of stock options to nonemployees have been insignificant.

For all share-based payments granted to employees and non-employees, compensation cost relating to awards with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options, which are included under the treasury stock method when dilutive. For each of the years ended December 31, 2019, 2018 and 2017, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

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

Leases

Prior to January 1, 2019, the Company recognized rent expense for operating leases on a straight-line basis over the term of the lease, beginning on the date the Company took possession of the property. Rent expense included the base amounts stated in the lease agreement as well as the effect of reduced or free rent and rent escalations. At lease inception, the Company determined the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at the Company’s sole discretion. The expected lease term was one of the factors used to determine whether a lease was classified as operating or capital and was used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis was included in deferred rent and classified within long-term liabilities for the year ended December 31, 2018. Lease incentives made by landlords to or on behalf of the Company for leasehold improvements were recorded as deferred rent and classified as long-term liabilities for the year ended December 31, 2018. Deferred rent related to landlord incentives was amortized

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

using the straight-line method over the lease term as an offset to rent expense for the years ended December 31, 2018 and 2017, respectively.

On January 1, 2019, the Company adopted ASC 842, Leases, or ASC 842, under which it elected not to adjust prior comparative periods, which are reported under ASC 840. In addition, the Company elected to adopt both the practical expedient to use hindsight when determining the lease term and the package of practical expedients available under ASC 842, including:

•	No re-evaluation of whether a contract is or contains a lease (embedded lease);
•	Lease classification is grandfathered
•	No reassessment of initial direct costs

Upon adoption of ASC 842, the Company had only one lease, the Stamford Lease (see Note 17, Commitments and Contingencies: Leases), which is included in operating lease right-of-use asset, or ROU asset, operating lease liability – current and operating lease liability – non-current in the Company’s Balance Sheet.

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

The Stamford Lease contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and the non-lease component on a relative standalone price basis. Lease expense under ASC 842 is recognized on a straight-line basis over the lease term in the Statement of Comprehensive Loss.

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

Accounting Pronouncements Recently Adopted

The Company adopted ASC 842 and ASU 2018-07 on January 1, 2019. See Note 2, Summary of Significant Accounting Policies: Leases and Stock-Based Compensation.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), or ASU 2019-12, which removes specific exceptions to the general principles in Topic 740. ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period: i) exception to the incremental approach for intra-period tax allocation; ii) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and iii) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss. ASU 2019-12 also simplifies the accounting for income taxes for: i) franchise taxes that are partially based on income; ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and iv) enacted changes in tax laws in interim periods. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period and must adopt all the amendments in the same period. The amendments in ASU 2019-12 related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. As such, the Company expects to adopt ASU 2019-12 on January 1, 2021 and is currently evaluating the effect it will have on its results of operations, financial position and cash flows.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), or ASU 2019-08, which requires companies to measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction to the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer. For entities that have adopted ASU 2018-07, the amendments in ASU 2019-08 are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may also early adopt the amendments in ASU 2019-08, but not before it

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

adopts the amendments in ASU 2018-07. The Company will adopt ASU 2019-08 on January 1, 2020 and determined that the adoption will not have a material effect on its results of operations, financial position or cash flows since the Company has not historically granted share-based payment awards to customers.

In November 2018, the FASB issued ASU No. 2018‑18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018‑18, which clarifies the interaction between Topic 808 and Topic 606 by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for under Topic 606; (2) adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and (3) clarifying presentation guidance for transactions with a collaborative arrangement participant that are not accounted for under Topic 606. ASU 2018‑18 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company will adopt ASU 2018-18 on January 1, 2020 and has determined that ASU 2018‑18 will not have any effect on its financial position, results of operations or cash flows since all three of its collaboration and licensing agreements are accounted for under Topic 606 (see Note 11, Collaboration and Licensing Agreements and Note 12, Revenue Recognition).

In August 2018, the FASB issued ASU No. 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018‑13, which modifies the disclosure requirements on fair value measurements in Topic 820 to remove the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018‑13 also amends Topic 820 to clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018‑13 also requires additional disclosure for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018‑13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018‑13. The Company will adopt ASU 2018‑13, as applicable, on January 1, 2020. The Company determined that the adoption will not have a material effect on its results of operations, financial position or cash flows.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016‑13, which replaces the incurred loss impairment methodology in current GAAP, that delays recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 modifies the other-than-temporary impairment model for available-for-sale debt securities by requiring (1) estimating expected credit losses only when the fair value is below the amortized cost of the asset; (2) recording a credit loss without regard to the length of time a security has been in an unrealized loss position; (3) limiting the measurement of the credit loss to the difference between the security’s amortized cost basis and its fair value and (4) presenting credit losses as an allowance rather than as a write-down, which will allow the Company to record reversals of credit losses in current period net income, a practice that is currently prohibited. In April and November 2019, respectively, codification improvements were issued to help clarify and correct certain portions of ASU 2016‑13. ASU 2016‑13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 on January 1, 2020 and believes ASU 2016-13 will primarily impact the Company’s assessment of any potential impairment of its investments in debt securities, specifically its assessment of whether any portion of an unrealized loss

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

in a given period relates to a credit loss. As a result, the Company will revise its internal controls and procedures as of January 1, 2020 to periodically assess whether any portion of an unrealized loss in a given period relates to a credit loss. As of December 31, 2019, the adoption of ASU 2016-13 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

3. Available-for-Sale Marketable Securities

As of December 31, 2019, and 2018, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2019, and 2018:

As of December 31, 2019

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$16,052	$31	$(2)	$16,081
U.S. government agency obligations	25,803	14	(1)	25,816
Corporate bonds	115,788	125	(23)	115,890
Commercial paper	38,547	27	(1)	38,573
Municipal bonds	3,500	—	—	3,500
Total available-for-sale marketable securities	$199,690	$197	$(27)	$199,860

As of December 31, 2018

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$19,540	$—	$(1)	$19,539
U.S. government agency obligations	17,860	—	(1)	17,859
Corporate bonds	75,999	5	(94)	75,910
Commercial paper	50,413	—	(23)	50,390
Municipal bonds	4,000	—	—	4,000
Total available-for-sale marketable securities	$167,812	$5	$(119)	$167,698

All available-for-sale marketable securities are classified as Marketable securities, current or Marketable Securities, non-current depending on the contractual maturity date of the individual available-for-sale security.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of December 31, 2019, the Company’s marketable debt securities mature at various dates through December 2021. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of December 31, 2019		As of December 31, 2018
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$136,565	$136,701	$146,363	146,302
One year to two years	63,125	63,159	21,449	21,396
Total	$199,690	$199,860	$167,812	$167,698

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

There were no sales of available-for-sale marketable securities during the year ended December 31, 2019. During the year ended December 31, 2018, the Company sold shares of its investments in available-for-sale marketable securities with a total fair value of $79,808. The cost of the available-for-sale marketable securities that were sold was determined by specific identification. The sales of the investments in available-for-sale marketable securities during the year ended December 31, 2018 resulted in realized losses of $(5).

The following tables show the fair value of the Company’s available-for-sale marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual investments have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$3,185	$(2)	$—	$—	$3,185	$(2)
U.S. government agency obligations	2,400	(1)	—	—	2,400	(1)
Corporate bonds	28,895	(23)	—	—	28,895	(23)
Commercial paper	4,264	(1)	—	—	4,264	(1)
Total	$38,744	$(27)	$—	$—	$38,744	$(27)

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$16,392	$(1)	$—	$—	$16,392	$(1)
U.S. government agency obligations	5,596	(1)	—	—	5,596	(1)
Corporate bonds	71,322	(94)	—	—	71,322	(94)
Commercial paper	39,445	(23)	—	—	39,445	(23)
Total	$132,755	$(119)	$—	$—	$132,755	$(119)

As of December 31, 2019 and 2018, the Company held a total of 16 out of 81 positions and 69 out of 84 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of December 31, 2019, or 2018. The Company does not intend to sell these debt securities before maturity and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), or AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the years ended December 31, 2019, 2018 and 2017.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2016	$3
Other comprehensive loss before reclassifications	(68)
Amount reclassified from accumulated other comprehensive income	(5)
Net current period other comprehensive loss	(73)
Balance, December 31, 2017	(70)
Other comprehensive loss before reclassifications	(49)
Amount reclassified from accumulated other comprehensive loss	5
Net current period other comprehensive loss	(44)
Balance, December 31, 2018	(114)
Other comprehensive income before reclassifications	284
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	284
Balance, December 31, 2019	$170

The reclassifications out of AOCI and into net loss were as follows:

				Affected Line Item in the
	Year Ended December 31,			Statements of
Component of AOCI	2019	2018	2017	Operations
Unrealized gains (losses) on available-for-sale marketable securities
Realized (losses) gains on sale of securities	$—	$(5)	$5	Other income
	—	—	—	Benefit from income taxes
	$—	$(5)	$5

The amounts reclassified out of AOCI into net loss were determined by specific identification.

5. Prepaid Expenses

As of December 31, 2019, the amount of prepaid expenses was $8,863, consisting of $8,498 of prepaid R&D clinical costs, $181 of prepaid insurance and $184 of other costs. As of December 31, 2018, the amount of prepaid expenses was $4,805, consisting of $4,377 of prepaid R&D clinical costs, $245 of prepaid insurance and $183 of other costs.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
Computer and office equipment	$211	$211
Laboratory equipment	628	628
Furniture and fixtures	61	47
Leasehold improvements	1,132	1,128
	$2,032	$2,014
Less accumulated depreciation and amortization	1,332	1,134
Property and equipment, net	$700	$880

Depreciation and amortization expense included in R&D expense and General and administrative expense was $198,  $370 and $495 for the years ended December 31, 2019, 2018 and 2017, respectively.

During the year ended December 31, 2017, the Company wrote-off $7,816 of fully-depreciated Shelton property and equipment, including leasehold improvements, that was not re-located to the Stamford headquarters (see Note 17, Commitments and Contingencies). During the year ended December 31, 2017, the Company sold fully-depreciated Shelton property and equipment for net proceeds of $41.

7. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its lease for its office space in Stamford, Connecticut (refer to Note 17, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2019, the restricted cash balance for the Stamford lease was invested in a commercial money market account.

The letter of credit balance for the Stamford lease was required to remain at $769 through May 2019 and thereafter, upon request from the Company, was eligible to be reduced to $408 through the end of the lease term in November 2023. The reduction in the balance of the letter of credit for the Stamford lease was contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. In July 2019, the Company was granted the reduction in the balance of the letter of credit. As of December 31, 2019, the Company had $408 of restricted cash related to the Stamford lease in long-term assets. As of December 31, 2018, the Company had $361 of restricted cash related to the Stamford lease in current assets and $408 in long-term assets, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$18,305	$15,081
Restricted cash, current assets	—	361
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$18,713	$15,850

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$9,100	$4,371
Accrued research projects	6,637	6,079
Accrued professional fees	635	802
Accrued compensation and benefits	3,293	2,370
Total	$19,665	$13,622

9. Stockholders’ Equity

The Company’s Board of Directors has authorized 100,000,000 shares of the Company’s common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2019, there were 46,720,225 shares of common stock and no shares of preferred stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

In December 2019, as a result of the achievement of a clinical performance target, restricted stock units of various executive officers vested and were converted into 36,666 shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

On August 20, 2019, the Company entered into a Non-Exclusive License Agreement, or the Enteris License Agreement, with Enteris Biopharma, Inc., or Enteris (see Note 17, Commitments and Contingencies for additional information regarding the Enteris License Agreement). As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock. In connection with the Enteris License Agreement, on August 20, 2019, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which the Company issued and sold to Purchaser 170,793 shares of its common stock in a private placement in satisfaction of the $4,000 portion of the upfront fee payable in shares of the Company’s common stock pursuant to the Enteris License Agreement, and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of the Company’s common stock on August 20, 2019. In addition, if the Company exercises its right, but not obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, it may elect to make 50% of the payment in stock by issuing additional shares of the Company’s common stock valued at the 30-day volume weighted average price of the Company’s common stock as of such exercise. Pursuant to its obligations under the Purchase Agreement, the Company effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, through the filing of an automatic shelf registration statement on Form S-3ASR (File No. 333-233666) with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by the Company (see Note 17, Commitments and Contingencies).

On July 24, 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 6,325,000 shares of its common stock, which included the exercise of the underwriters’ option to purchase

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

825,000 additional shares of common stock, at a public offering price of $23.00 per share. The Company closed this offering on July 29, 2019, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. The Company received net proceeds of $136,498, after deducting $8,977 of underwriting discounts and commissions and offering expenses.

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

In May 2019, as a result of the achievement of a clinical performance target, restricted stock units of various executive officers vested and were converted into 74,166 shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

On March 20, 2019, or the Effective Date, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder provided various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on the Effective Date was $19.37 per share. The services provided by the consultant were performed during the six-month period following the Effective Date. During the year ended December 31, 2019, stock-based compensation expense of $197 was recognized in the Statements of Comprehensive Loss, all of which related to G&A expense.

In December 2018, as a result of the achievement of a clinical performance target, restricted stock units of various executive officers vested and were converted into 83,791 shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

On July 18, 2018, the Company entered into an underwriting agreement with Jefferies LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of up to 5,175,000 shares of its common stock, including 675,000 shares of common stock the underwriters had the option to purchase, at a public offering price of $19.00 per share. This offering was made pursuant to the Company’s Registration Statement on Form S‑3 (File No. 333‑216657), filed with the SEC on March 13, 2017 and declared effective on March 24, 2017, and a related prospectus dated March 24, 2017 and prospectus supplement dated July 18, 2018, which was filed with the SEC on July 20, 2018.

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

On March 30, 2017, the Company entered into an underwriting agreement with Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 5,117,500 shares of its common stock, including 667,500 shares of common stock the underwriters had the option to purchase, at a public offering price of $18.00 per share, or the 2017 Offering. The 2017 Offering was made pursuant to the Company’s Registration Statement on Form S‑3 (File No. 333‑216657), filed with the

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

SEC on March 13, 2017 and declared effective on March 24, 2017, and a related prospectus supplement dated March 30, 2017, which was filed with the SEC on March 31, 2017.

On April 5, 2017, the Company closed the 2017 Offering, including the full exercise of the underwriters’ option to purchase 667,500 additional shares of common stock. The Company received net proceeds of $86,224, after deducting $5,891 relating to underwriting discounts and commissions and offering expenses.

10. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2019:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$18,305	$18,305	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	16,081	—	16,081	—
U.S. government agency obligations	25,816	—	25,816	—
Corporate bonds	115,890	—	115,890	—
Commercial paper	38,573	—	38,573	—
Municipal bonds	3,500	—	3,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$218,573	$18,713	$199,860	$—

Fair value measurement as of December 31, 2018:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$15,081	$15,081	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	19,539	—	19,539	—
U.S. government agency obligations	17,859	—	17,859	—
Corporate bonds	75,910	—	75,910	—
Commercial paper	50,390	—	50,390	—
Municipal bonds	4,000	—	4,000	—
Restricted cash:
Commercial money market account	769	769	—	—
Total financial assets	$183,548	$15,850	$167,698	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2019, 2018 and 2017. There were no

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2019 and 2018.

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

The Supply Agreement will be accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

VFMCRP will be recognized as Clinical Supply revenue in the Company’s Statements of Comprehensive Loss as sales of the Licensed Product occur. As of December 31, 2019, no supply agreement has been entered into between the Company and VFMCRP.

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

During the years ended December 31, 2019, 2018 and 2017, the Company recognized clinical compound revenue of $140,  $33 and $68, respectively, from the sale of clinical compound to Maruishi.

The Company incurred R&D expense related to the Maruishi Agreement of $126,  $30 and $61 (all related to the cost of clinical compound sold to Maruishi) during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Contract balances

As of December 31, 2019, the Company had deferred revenue, current of $22,262 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2019. As of December 31, 2018, the Company had deferred revenue, current of $26,825 and deferred revenue, non-current of $15,184 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables or other assets related to the VFMCRP

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2018.

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

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. As of December 31, 2019, $33,182 of that amount was recognized as license and milestone fees revenue based on the percentage of R&D services that had been completed. As of December 31, 2019, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $22,262 at December 31, 2019 will be recognized by 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

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

During the years ended December 31, 2019, 2018 and 2017, no milestone events were probable of occurrence or achieved.

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

13. Stock-Based Compensation

2019 Inducement Plan

On October 30, 2019, the Company’s Board of Directors adopted the 2019 Inducement Plan, or the 2019 Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), or Rule 5635, for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards (collectively, the Inducement Awards) to new employees of the Company, as inducement material to such new employees entering into employment with the Company. On November 20, 2019, the Company filed a Registration Statement on Form S-8 with the SEC covering the offering of up to 300,000 shares of its common stock, par value $0.001, pursuant to the Company’s 2019 Plan. During the year ended December 31, 2019, the Company granted 47,500 stock options under the 2019 Plan to new employees. Initial grants of Inducement Awards made to employees vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and will continue to increase on January 1 of each year through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2020, the aggregate number of shares of common stock that may be issued pursuant to Stock Awards under the 2014 Plan automatically increased from 6,086,907 to 7,488,513.  The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Restricted Stock Units

In June 2019, the Board of Directors, upon the recommendation of the Compensation Committee, amended the Company’s non-employee director compensation policy. Pursuant to the terms of the amended policy, each non-employee director was entitled to receive, at the time of the Company’s 2019 Annual Meeting of Stockholders, 6,000 restricted stock units. As a result, on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, an aggregate of 24,000 restricted stock units were granted to Directors under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vest on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the year ended December 31, 2019, $287 of stock compensation expense relating to the Board of Directors’ restricted stock units was recognized in the Statements of Comprehensive Loss, all of which related to G&A expense. None of the 24,000 restricted stock units vested or were settled in shares of the Company’s common stock as of December 31, 2019.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until they were achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. In December 2019 and May 2019, performance targets relating to 36,666 and 74,166 restricted stock units, respectively, had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. As a result, $1,784 of stock compensation expense relating to the vesting of these restricted stock units was recognized in the Statements of Comprehensive Loss for the year ended December 31, 2019, consisting of $1,180 relating to G&A expense and $604 relating to R&D expense.

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

The Company accounts for stock options granted to employees and non-employee members of the Board of Directors in accordance with ASC 718, Compensation – Stock Compensation. The Company also occasionally grants stock options to non-employee consultants. Prior to January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505‑50. Under ASC 505‑50, upon re-measurement of each award, income or expense was recognized during its vesting term. On January 1, 2019, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018‑07 (see Note 2, Accounting Pronouncements Recently Adopted).

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants for the 2019 Plan, the 2014 Plan and the 2004 Plan as of and for the year ended December 31, 2019 is as follows:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2018	4,004,422	$13.34
Granted	1,324,000	17.44
Exercised	(555,847)	10.98
Expired	—	—
Forfeited	(322,058)	15.12
Outstanding, December 31, 2019	4,450,517	$14.73	$10,350
Weighted average remaining contractual life as of December 31, 2019 (in years)	7.35
Options exercisable, December 31, 2019	2,407,027	$12.97	$8,733
Weighted average remaining contractual life as of December 31, 2019 (in years)	6.18
Options vested and expected to vest as of December 31, 2019	4,450,517	$14.73	$10,350
Weighted average remaining contractual life as of December 31, 2019 (in years)	7.35

The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $10,074,  $9,023 and $5,303, respectively. The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $5,741,  $3,893 and $2,285, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company granted 1,324,000,  1,197,500 and 1,328,500 stock options, respectively, to employees, non-employee members of the Board of Directors or non-employee consultants under the 2019, 2014 and 2004 plans. The fair values of the stock options granted to those groups were

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation):

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.55% - 2.62%	2.51% - 3.09%	1.85% - 2.57%
Expected volatility	71.1% - 75.2%	82.6% - 92.8%	75.3% - 84.5%
Expected dividend yield	0%	0%	0%
Expected life of employee and Board of Directors' options (in years)	6.25	6.25	6.25
Expected life of non-employee options (in years)	—	—	10

The weighted average grant date fair value of options granted to employees, non-employee members of the Board of Directors for their Board service and non-employee consultants during the years ended December 31, 2019, 2018 and 2017 was $11.67,  $11.99 and $11.46, respectively.

On January 1, 2019, the Company used the Black Scholes option valuation model to remeasure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018-07. At the end of each fiscal quarter during the years ended December 31, 2018 and 2017, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505‑50. The range of assumptions used by the Company on January 1, 2019 and during the years ended December 31, 2018 and 2017 are as follows:

	January 1,	December 31,
	2019	2018	2017
Risk-free interest rate	2.59% - 2.62%	1.82% - 3.02%	1.28% - 2.39%
Expected volatility	58.9% - 84.6%	58.2% - 101.0%	74.6% - 87.3%
Expected dividend yield	0%	0%	0%
Expected life of non-employee options (in years)	0.81 - 8.19	0.25 - 8.94	0.62 - 9.94

The weighted average fair value of outstanding options that had been granted to nonemployee consultants during the years ended December 31, 2018 and 2017 was $8.74 and $10.16, respectively. There were no options granted to nonemployee consultants during the year ended December 31, 2019.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense relating to stock options as follows:

	Year Ended December 31,
	2019	2018	2017
Research and development	$5,206	$3,919	$2,433
General and administrative	5,094	4,482	3,897
Total stock option expense	$10,300	$8,401	$6,330

The following were excluded from the table above as they are not related to stock options: compensation expense for i) the issuance of common stock relating to the consulting agreement for $197 in G&A expense for the year ended December 31, 2019; ii) the vesting of executives’ restricted stock units for $604 and $476 in R&D expense for the years ended December 31, 2019 and 2018, respectively, and $1,180 and $1,217 in G&A expense for the years ended December 31, 2019 and 2018, respectively; and iii) compensation expense relating to the Board of Directors’ restricted stock units for $287 in G&A expense for the year ended December 31, 2019.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In October 2018, the Company modified the terms of its former Chief Medical Officer’s outstanding Stock Awards to accelerate 50% of the unvested shares underlying his outstanding stock options immediately as of the modification date, and specify that the remainder of the unvested shares would vest monthly through the date of termination of his continuous service to the Company as a Consultant. As of the modification date, the Company entered into a consulting agreement with the former Chief Medical Officer under which he provided continuous service to the Company as a Consultant by providing transition services and other services upon request by the Company. Pursuant to the terms of the separation and consulting agreement, such Stock Awards continued to vest under their original vesting conditions as long as he provided continuous service to the Company (including as a consultant). The term of his consulting agreement ended on May 31, 2019.

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

During the year ended December 31, 2018, with respect to these modifications for the former Chief Medical Officer, the Company recognized $520 of compensation expense, including expense based on marking to market the fair value of the modified Stock Awards in accordance with ASC 505‑50, which is included in Research and development expense in the total compensation expense table above.

During the years ended December 31, 2018 and 2017, with respect to these modifications for the former Chief Financial Officer, the Company recognized $96 and $537 of compensation expense, respectively, including expense based on marking to market the fair value of the modified Stock Awards in accordance with ASC 505‑50, which is included in General and administrative expense in the total compensation expense table above.

As of December 31, 2019, the total compensation expense relating to unvested options granted to employees, non-employee members of the Board of Directors and non-employee consultants that had not yet been recognized was $22,216, which is expected to be realized over a weighted average period of 2.74 years. The Company will issue shares upon exercise of options from common stock reserved.

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2019, 2018 and 2017.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

14. Income Taxes

The Company’s benefit from income taxes is as follows:

	December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	(816)	(389)	(204)
	(816)	(389)	(204)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit from income taxes	$(816)	$(389)	$(204)

The Company’s tax benefits relate to state R&D tax credits exchanged for cash. The State of Connecticut provides companies with the opportunity to exchange certain R&D credit carryforwards for cash in exchange for foregoing the carryforward of the R&D credit. The program provides for such exchange of the R&D credits at a rate of 65% of the annual R&D credit, as defined.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2019	2018	2017
Income taxes using U.S. federal statutory rate	21.00%	21.00%	34.00%
State income taxes, net of federal benefit	(1.99)%	6.82%	5.33%
Tax Cuts and Jobs Act	0.00%	0.00%	(44.43)%
Impact of R&D tax credit on effective tax rate	4.34%	3.48%	3.25%
Stock option shortfalls and cancellations	(0.17)%	(0.43)%	0.21%
Permanent items and other	0.36%	(0.15)%	(0.56)%
Change in valuation allowance	(22.76)%	(31.76)%	2.55%
Provision to return	(0.02)%	0.03%	0.00%
Non-taxable revenue	0.00%	1.54%	0.00%
	0.76%	0.53%	0.35%

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Valuation allowance	$(114,136)	$(89,815)

Net operating loss carryforwards	84,608	73,578
Federal and state tax credits	16,624	11,108
Deferred revenue	5,994	1,111
Stock-based compensation expense	4,481	3,605
Other	3,409	420
Deferred tax assets	115,116	89,822

Other	(980)	(7)
Deferred tax liabilities:	(980)	(7)

Net deferred tax asset:	$—	$—

A  100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2019 and 2018 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2019 and 2018 was an increase of $24,321 and $23,642, respectively.

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

At December 31, 2019, the Company had federal and state net operating loss carryforwards of $349,525 and $189,157, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The federal net operating losses arising in 2018 and forward have an unlimited carryforward period, however will only offset 80% of taxable income in a carryforward year. The federal losses may also be subject to limitation pursuant to Internal Revenue Code section 382. The Company also had federal and state R&D tax credit carryforwards of $15,274 and $1,448, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the net operating loss and research credit carryforwards, tax years 2006 through 2019 remain open to U.S. federal and state tax examinations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA. The TCJA, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. As of December 31, 2019 and 2018, the Company did not have any foreign subsidiaries and the international aspects of the TCJA were not applicable.

On December, 22, 2017, SAB 118 was issued by the SEC due to the complexities involved in accounting for the TCJA. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the TCJA on earnings to the extent such estimate has been determined. The Company finalized its accounting for the TCJA as of December 31, 2018, which resulted in insignificant adjustments.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

15. Net Loss per Share

The Company computes net loss per share in accordance with ASC 260‑10, Earnings per Share (see Note 2, Significant Accounting Policies – Income (Loss) per Share).

The denominators used in the net loss per share computations are as follows:

	Year Ended December 31,
	2019	2018	2017
Basic:
Weighted average common shares outstanding	42,669,333	35,892,786	31,202,842
Diluted:
Weighted average common shares outstanding - Basic	42,669,333	35,892,786	31,202,842
Common stock options*	—	—	—
Denominator for diluted net loss per share	42,669,333	35,892,786	31,202,842

*No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Year Ended December 31,
	2019	2018	2017
Net loss	$(106,373)	$(74,013)	$(58,125)
Weighted-average common shares outstanding:
Basic and Diluted	42,669,333	35,892,786	31,202,842
Net loss per share, Basic and Diluted	$(2.49)	$(2.06)	$(1.86)

As of December 31, 2019, 2018 and 2017, 4,450,517,  4,004,422 and 3,492,141 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 104,168 unvested restricted stock units issued to executive officers that were outstanding at December 31, 2019 were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. The 36,666 and 74,166 restricted stock units that vested and were settled in shares of common stock in December 2019 and May 2019, respectively, were included in the computation of basic and diluted net loss per share for the year ended December 31, 2019. The 24,000 restricted stock units granted in June 2019 to the non-employee members of the Board of Directors were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive (see Note 13, Stock-Based Compensation).

16. Employee Benefit Plan

In February 2006, the Company adopted a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan at the beginning of the calendar quarter after three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the quarter on or after the day all age and service requirements have been met. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the years ended December 31, 2019, 2018 and 2017, employer contributions to the plan were $279,  $198 and $174, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

17. Commitments and Contingencies

License Agreement with Enteris Biopharma, Inc.

On August 20, 2019, the Company entered into the Enteris License Agreement, pursuant to which Enteris granted to the Company a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Purchase Agreement (see Note 9, Stockholders’ Equity). As a result, the Company recognized R&D expense of $8,000 related to the Enteris License Agreement during the year ended December 31, 2019.

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. During the year ended December 31, 2019,  no milestone payments or royalties were paid to Enteris by the Company.

The Enteris License Agreement will expire on a country-by-country, licensed product-by-licensed product basis upon the later of (1) the expiration (or invalidation) of all valid claims in licensed patent rights that cover such product in such country, (2) the end of the calendar quarter in which generic competition (as defined in the Enteris License Agreement) occurs for such product in such country and (3) ten years from the first commercial sale of such product.

Either party may terminate the Enteris License Agreement upon written notice if the other party has failed to remedy a material breach within 60 days (or 30 days in the case of a material breach of a payment obligation). Enteris may terminate the Enteris License Agreement upon 30 days’ written notice to the Company if the Company or any of its affiliates formally challenge the validity of any licensed patent rights or assists a third party in doing so. The Company may terminate the Enteris License Agreement for any reason or no reason (a) prior to receipt of first regulatory approval for a licensed product in the United States for any indication upon 30 days’ prior written notice to Enteris or (b) on or after receipt of first regulatory approval for a licensed product in the United States for any indication upon 60 days’ prior written notice to Enteris.

Manufacturing Agreement with Patheon UK Limited

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Total rent expense under the Stamford Lease was $974 and $935 for the years ended December 31, 2018 and 2017, respectively.

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

Under ASC 842, lease expense is recognized on a straight-line basis over the lease term. As a result, $937 of operating lease cost, or lease expense, was recognized for the year ended December 31, 2019, consisting of $656 relating to R&D lease expense and $281 relating to G&A lease expense.

Other information related to the Stamford Lease was as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows relating to operating lease	$1,215
ROU assets obtained in exchange for new operating lease liabilities	$3,636
Remaining lease term-operating lease (years)	3.9
Discount rate - operating lease	7.0%

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of December 31, 2019, were as follows:

Year Ending December 31,
2020	$1,239
2021	1,264
2022	1,288
2023	1,164
2024	—
Total future minimum lease payments, undiscounted	4,955
Less imputed interest	(636)
Total	$4,319

Operating lease liability reported as of December 31, 2019:
Operating lease liability - current	$967
Operating lease liability - non-current	3,352
Total	$4,319

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

19. Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of the years ended December 31, 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of the years ended December 31, 2019 and 2018. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$4,382	$5,208	$5,785	$4,511
Net loss - Basic and Diluted	(21,960)	(22,960)	(32,842)	(28,611)
Loss per share - Basic and Diluted	$(0.56)	$(0.58)	$(0.74)	$(0.61)

	Year Ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$2,874	$5,062	$5,533
Net loss - Basic and Diluted	(16,767)	(17,194)	(19,400)	(20,652)
Loss per share - Basic and Diluted	$(0.51)	$(0.52)	$(0.51)	$(0.52)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on the assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their attestation report, which is included in Part II Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

Management, including our Chief Executive Officer and Principal Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within Cara have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Executive Officers and Directors of Cara” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

(1) Financial Statements of Cara Therapeutics, Inc.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes included in Item 8. Financial Statements and Supplementary Data.

(3) List of Exhibits

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001‑36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001‑36279	3.2	February 7, 2014

4.1	Form of Common Stock Certificate.	S-1/A	333‑192230	4.1	January 17, 2014

4.2#	Common Stock Purchase Agreement, dated August 20, 2019, by and among the Registrant, Enteris Biopharma, Inc. and EBP Holdco LLC.	S-3ASR	333-233666	4.3	September 9, 2019

4.3†	Description of Securities.

10.1+	Form of Indemnity Agreement.	S-1/A	333‑192230	10.1	January 17, 2014

10.2+	2004 Stock Incentive Plan, as amended, and forms of Stock Option Agreement thereunder.	S-1	333‑192230	10.2	November 8, 2013

10.3+	2014 Equity Incentive Plan.	S-1/A	333‑192230	10.3	January 17, 2014

10.3.1	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333‑192230	10.3.1	January 17, 2014

10.3.2	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan.	S-1/A	333‑192230	10.3.2	January 17, 2014

10.4	Fourth Amended and Restated Investors Rights Agreement dated April 25, 2013 among the Registrant and certain of its stockholders, as amended.	S-1	333‑192230	10.5	November 8, 2013

10.5*	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.	S-1	333‑192230	10.7	November 8, 2013

10.6*	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333‑192230	10.8	November 8, 2013

10.7	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333‑192230	10.9	November 8, 2013

10.8+	Employment Agreement with Derek Chalmers.	8-K	001‑36279	10.1	February 7, 2014

10.9+	Employment Agreement with Frédérique Menzaghi.	8-K	001‑36279	10.2	February 7, 2014

10.10+	Employment Agreement with Joana Goncalves.	10-K	001‑36279	10.11	March 12, 2019

10.11+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001‑36279	10.1	August 7, 2019

10.12	Lease Agreement dated December 21, 2015 between the Registrant and Four Stamford Plaza Owner L.L.C.	8-K	001‑36279	10.1	December 23, 2015

10.13*	License Agreement by and between Cara Therapeutics, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd.	10-Q	001‑36279	10.1	August 7, 2018

10.14#	Master Manufacturing Services Agreement between the Registrant and Patheon UK Limited and related Product Agreements	10-Q	001‑36279	10.2	August 7, 2019

10.15#	Non-Exclusive License Agreement, dated August 20, 2019, between the Registrant and Enteris Biopharma, Inc.	10-Q	001‑36279	10.1	November 5, 2019

10.16+	2019 Inducement Plan.	8-K	001‑36279	10.1	November 20, 2019

10.17	Form of Stock Option Grant Notice under 2019 Inducement Plan	8-K	001-36279	10.2	November 20, 2019

10.18	Form of Restricted Stock Unit Notice under 2019 Inducement Plan	8-K	001-36279	10.3	November 20, 2019

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1†**

Certifications of Chief Executive Officer and Principal Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+indicates management contract or compensatory plan.

*Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

# Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and would likely cause competitive harm to the Registrant if publicly disclosed.

†Filed herewith.

**This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2020.

CARA THERAPEUTICS, INC.

By:	/s/ DEREK CHALMERS
Name:	Derek Chalmers, Ph.D., D.Sc.
Title:	President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Chalmers, Ph.D., D.Sc. and Scott Terrillion, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEREK CHALMERS	President, Chief Executive Officer and Director	February 27, 2020
Derek Chalmers, Ph.D., D.Sc.	(Principal Executive Officer)

/s/ RICHARD MAKARA	Vice President, Head of Accounting & Controller	February 27, 2020
Richard Makara	(Principal Financial and Accounting Officer)

/s/ MARTIN VOGELBAUM	Director	February 27, 2020
Martin Vogelbaum

/s/ HARRISON M. BAINS, JR.	Director	February 27, 2020
Harrison M. Bains, Jr.

/s/ JEFFREY IVES	Director	February 27, 2020
Jeffrey Ives, Ph.D.

/s/ CHRISTOPHER POSNER	Director	February 27, 2020
Christopher Posner