Form 10-Q
period 2020-03-31
Cara Therapeutics, Inc.
filed 2020-05-11
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 7, 2020 was: 46,796,059.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,036	$18,305
Marketable securities	103,160	136,701
Income tax receivable	938	816
Other receivables	847	971
Prepaid expenses	10,688	8,863
Total current assets	132,669	165,656
Operating lease right-of-use asset	2,876	3,036
Marketable securities, non-current	59,568	63,159
Property and equipment, net	652	700
Restricted cash	408	408
Total assets	$196,173	$232,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,371	$19,665
Operating lease liability, current	991	967
Current portion of deferred revenue	14,241	22,262
Total current liabilities	32,603	42,894

Operating lease liability, non-current	3,096	3,352
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019, zero shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019, 46,727,725 shares and 46,720,225 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	47	47
Additional paid-in capital	590,144	587,223
Accumulated deficit	(429,649)	(400,727)
Accumulated other comprehensive income (loss)	(68)	170
Total stockholders’ equity	160,474	186,713
Total liabilities and stockholders’ equity	$196,173	$232,959

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
License and milestone fees	$8,021	$4,242
Clinical compound revenue	72	140
Total revenue	8,093	4,382
Operating expenses:
Research and development	33,536	23,608
General and administrative	4,558	3,908
Total operating expenses	38,094	27,516
Operating loss	(30,001)	(23,134)
Other income, net	957	1,089
Loss before benefit from income taxes	(29,044)	(22,045)
Benefit from income taxes	122	85
Net loss	$(28,922)	$(21,960)
Net loss per share:
Basic and Diluted	$(0.62)	$(0.56)
Weighted average shares:
Basic and Diluted	46,724,951	39,552,277
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(238)	187
Total comprehensive loss	$(29,160)	$(21,773)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	39,547,558	$39	$428,059	$(294,354)	$(114)	$133,630
Stock-based compensation expense	—	—	2,234	—	—	2,234
Shares issued upon exercise of stock options	17,291	—	234	—	—	234
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(21,960)	—	(21,960)
Other comprehensive income	—	—	—	—	187	187
Balance at March 31, 2019	39,575,044	$39	$430,724	$(316,314)	$73	$114,522

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713
Stock-based compensation expense	—	—	2,846	—	—	2,846
Shares issued upon exercise of stock options	7,500	—	75	—	—	75
Net loss	—	—	—	(28,922)	—	(28,922)
Other comprehensive loss	—	—	—	—	(238)	(238)
Balance at March 31, 2020	46,727,725	$47	$590,144	$(429,649)	$(68)	$160,474

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating activities
Net loss	$(28,922)	$(21,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,846	2,234
Depreciation and amortization	48	50
Amortization expense component of lease expense	160	145
Accretion of available-for-sale marketable securities, net	(65)	(478)
Deferred revenue	(8,021)	(4,242)
Changes in operating assets and liabilities:
Income tax receivable	(122)	(85)
Other receivables	124	(93)
Prepaid expenses	(1,825)	(2,574)
Accounts payable and accrued expenses	(2,294)	(312)
Operating lease liability	(232)	(211)
Net cash used in operating activities	(38,303)	(27,526)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	55,475	79,295
Proceeds from redemptions of available-for-sale marketable securities, at par	2,500	—
Purchases of available-for-sale marketable securities	(21,016)	(52,885)
Purchases of property and equipment	—	(11)
Net cash provided by investing activities	36,959	26,399
Financing activities
Proceeds from the exercise of stock options	75	234
Net cash provided by financing activities	75	234
Net decrease in cash, cash equivalents and restricted cash	(1,269)	(893)
Cash, cash equivalents and restricted cash at beginning of period	18,713	15,850
Cash, cash equivalents and restricted cash at end of period	$17,444	$14,957
Noncash investing and financing activities
Shares of common stock issued in exchange for consulting services	$—	$197

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

As of March 31, 2020, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received approximately $89,000 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of March 31, 2020, the Company had unrestricted cash and cash equivalents and marketable securities of $179,764 and an accumulated deficit of $429,649. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $28,922 and $21,960 for the three months ended March 31, 2020 and 2019, respectively, and had net cash used in operating activities of $38,303 and $27,526 for the three months ended March 31, 2020 and 2019, respectively.

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

2. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data as of December 31, 2019 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The COVID-19 pandemic is expected to result in a slowdown of economic activity that is likely to interrupt business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed financial statements as soon as they become known.

Actual results could differ materially from the Company’s estimates and assumptions.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except for the recent adoption of new accounting pronouncements as disclosed below.

Accounting Pronouncements Recently Adopted

On January 1, 2020, the Company adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology in prior GAAP that delays recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification, or ASC, section 320-10-20. The Company considers its marketable securities to be available-for-sale, which are its only financial instruments that are within the scope of ASU 2016-13 as of March 31, 2020. The Company’s investments in marketable securities, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and municipal bonds, are highly rated by Moody’s and S&P and have maturities primarily of less than one year but no longer than two years. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated.

ASU 2016-13 modifies the prior other-than-temporary impairment model for available-for-sale debt securities by requiring (1) estimating expected credit losses (the portion of the amortized cost basis of a financial asset that the

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Company does not expect to collect) only when the fair value is below the amortized cost of the asset; (2) recording a credit loss without regard to the length of time a security has been in an unrealized loss position; (3) limiting the measurement of the credit loss to the difference between the security’s amortized cost basis and its fair value; and (4) presenting credit losses as an allowance rather than as a write-down, which will allow the Company to record reversals of credit losses in current period net income, a practice that was previously prohibited. In April and November 2019, respectively, codification improvements were issued to help clarify and correct certain portions of ASU 2016-13.

The Company reviews each of its available-for-sale marketable securities for unrealized losses (declines in fair value below its amortized cost basis) at each balance sheet date presented in its financial statements and whenever events or changes in circumstances indicate that the amortized cost basis of an asset may not be recoverable. In accordance with the adoption of ASU 2016-13, the Company is required to determine whether any portion of the unrealized loss for any available-for-sale debt security is due to a credit loss, and if so, to measure the amount of the credit loss.

The Company will rely on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss.

Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is impaired could change in the future due to new developments or changes in assumptions related to any particular security. If material qualitative factors indicate that a credit loss has occurred, the Company will determine the magnitude of that credit loss using a discounted cash flow model or other quantitative method.

If the Company intends to sell the security or it is more likely than not that the Company will be forced to sell the security before recovery of the amortized cost of the security, the entire unrealized loss is deemed to be a credit loss, which is recognized in net income (loss). Otherwise, the portion of the unrealized loss that is due to a credit loss will be recorded as an Allowance for Credit Loss, which will offset the balance of Marketable Securities on the Condensed Balance Sheets and as credit loss expense within other income, net on the Condensed Statements of Comprehensive Loss. The portion of the unrealized loss that is not due to a credit loss as well as all unrealized gains will be recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, net of taxes, on the Condensed Balance Sheets. There was no cumulative effect adjustment as a result of the adoption of ASU 2016-13 on January 1, 2020 (see Note 3, Available-for-Sale Marketable Securities, and Note 5, Fair Value Measurements).

Accrued interest receivables are excluded from the Company’s amortized cost bases for its available-for-sale marketable securities and are included within Other Receivables on the Company’s Condensed Balance Sheets. The Company’s policy is to not measure an allowance for credit losses on accrued interest receivable balances at each reporting period since it elects to write off uncollectible accrued interest receivable balances as credit loss expense in a timely manner, which is by maturity date for all categories of its debt securities.

On January 1, 2020, the Company adopted ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), or ASU 2019-08, which requires the Company to measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction to the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer. The adoption of ASU 2019-08 did not

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

have a material effect on its results of operations, financial position or cash flows since the Company has not historically granted share-based payment awards to customers.

On January 1, 2020, the Company adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18, which clarifies the interaction between Topic 808 and Topic 606 by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for under Topic 606; (2) adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and (3) clarifying presentation guidance for transactions with a collaborative arrangement participant that are not accounted for under Topic 606. The adoption of ASU 2018-18 did not have any effect on its financial position, results of operations or cash flows since all three of its collaboration and licensing agreements are accounted for under Topic 606 (see Note 10, Collaboration and Licensing Agreements and Note 11, Revenue Recognition).

On January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 to remove the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also amends Topic 820 to clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 also requires additional disclosure for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Upon adoption of ASU 2018-13, the Company did not have any assets or liabilities that are included in Level 3 fair value measurements and no retrospective treatment was applicable. As a result, the adoption of ASU 2018-13 did not have a material effect on its results of operations, financial position or cash flows.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3. Available-for-Sale Marketable Securities

As of March 31, 2020 and December 31, 2019, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2020 and December 31, 2019:

As of March 31, 2020

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$16,065	$249	$—	$16,314
U.S. government agency obligations	17,601	39	(1)	17,639
Corporate bonds	93,681	79	(460)	93,300
Commercial paper	31,949	26	—	31,975
Municipal bonds	3,500	—	—	3,500
Total available-for-sale marketable securities	$162,796	$393	$(461)	$162,728

As of December 31, 2019

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$16,052	$31	$(2)	$16,081
U.S. government agency obligations	25,803	14	(1)	25,816
Corporate bonds	115,788	125	(23)	115,890
Commercial paper	38,547	27	(1)	38,573
Municipal bonds	3,500	—	—	3,500
Total available-for-sale marketable securities	$199,690	$197	$(27)	$199,860

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position.

As of March 31, 2020

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$4,248	$(1)	$—	$—	$4,248	$(1)
Corporate bonds	63,046	(460)	—	—	63,046	(460)
Total	$67,294	$(461)	$—	$—	$67,294	$(461)

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of December 31, 2019

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

As of March 31, 2020 and December 31, 2019, respectively, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary for the following categories of securities is as follows:

As of March 31, 2020 and December 31, 2019, the Company held a total of 29 out of 68 positions and 16 out of 81 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by reduced liquidity in this category of debt securities due to the COVID-19 pandemic. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of March 31, 2020, the Company held 1 out of 6 positions in an unrealized loss position for its U.S. government agency obligations.

Corporate bonds. The unrealized losses on the Company’s investments in corporate bonds relate to increased volatility and reduced liquidity in the investment grade corporate debt market due to the COVID-19 pandemic. The credit ratings of the corporate bonds in the Company’s portfolio have not been downgraded below investment grade status as a result of the pandemic. The Company expects to recover the entire amortized cost bases of those securities as the pandemic subsides and markets normalize. The Company does not intend to sell its investments in corporate bonds, and it is not more likely than not that the Company will be required to sell those investments before recovery of their amortized cost bases. As of March 31, 2020, the Company held 28 out of 42 positions in an unrealized loss position for its corporate bonds.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2020, the Company’s marketable debt securities mature at various dates through December 2021. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of March 31, 2020		As of December 31, 2019
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$103,142	$103,160	$136,565	$136,701
One year to two years	59,654	59,568	63,125	63,159
Total	$162,796	$162,728	$199,690	$199,860

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

All available-for-sale marketable securities are classified as Marketable securities, current or Marketable securities, non-current depending on the contractual maturity date of the individual available-for-sale security. Other income includes interest and dividends, accretion/amortization of discounts/premiums, realized gains and losses on sales of securities and credit loss expense due to declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

There were no sales of available-for-sale marketable securities during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, accrued interest receivables on our available-for-sale debt securities were $847 and $971, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the three months ended March 31, 2020 and March 31, 2019.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2019	$170
Other comprehensive loss before reclassifications	(238)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(238)
Balance, March 31, 2020	$(68)

Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	187
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	187
Balance, March 31, 2019	$73

Amounts reclassified out of AOCI into net loss are determined by specific identification. There were no reclassifications out of AOCI and into net loss during the three months ended March 31, 2020 and 2019, respectively.

5. Fair Value Measurements

As of March 31, 2020 and December 31, 2019, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company classifies its investments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities.
●	Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of March 31, 2020 or December 31, 2019.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

Fair value measurement as of March 31, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$17,036	$17,036	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	16,314	—	16,314	—
U.S. government agency obligations	17,639	—	17,639	—
Corporate bonds	93,300	—	93,300	—
Commercial paper	31,975	—	31,975	—
Municipal bonds	3,500	—	3,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$180,172	$17,444	$162,728	$—

Fair value measurement as of December 31, 2019:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$18,305	$18,305	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	16,081	—	16,081	—
U.S. government agency obligations	25,816	—	25,816	—
Corporate bonds	115,890	—	115,890	—
Commercial paper	38,573	—	38,573	—
Municipal bonds	3,500	—	3,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$218,573	$18,713	$199,860	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three months ended March 31, 2020 and 2019, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three months ended March 31, 2020 and 2019, respectively.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its lease for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of March 31, 2020, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of March 31, 2020 and December 31, 2019, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$17,036	$18,305
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$17,444	$18,713

7. Prepaid expenses

As of March 31, 2020, prepaid expenses were $10,688, consisting of $8,707 of prepaid R&D clinical costs, $1,705 of prepaid insurance and $276 of other prepaid costs. As of December 31, 2019, prepaid expenses were $8,863, consisting of $8,498 of prepaid R&D clinical costs, $181 of prepaid insurance, and $184 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$9,309	$9,100
Accrued research projects	5,699	6,637
Accrued professional fees	736	635
Accrued compensation and benefits	1,627	3,293
Total	$17,371	$19,665

9. Stockholders’ Equity

On March 20, 2019, or the Effective Date, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder provided various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on the Effective Date was $19.37 per share. The services provided by the consultant were performed during the six-month period following the Effective Date. The Company recorded a prepaid expense of $197 with a corresponding offset to Additional Paid-In Capital as of March 31, 2019. The Company amortized the entire amount of the prepaid expense on a straight-line basis as stock compensation expense within general and administrative expense over the six-month period in 2019 as services were performed. No expense was recorded for the three months ended March 31, 2019 within in the Statement of Comprehensive Loss.

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

At inception of the VFMCRP Agreement, the transaction price of $55,444 was allocated entirely to the one combined performance obligation, as described above, and was initially recorded as deferred revenue. License and milestone revenue will be recognized proportionately as the R&D services are conducted (i.e., prior to submission of a New Drug Application, or NDA).

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Supply Agreement will be accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized as Clinical Supply revenue in the Company’s Statements of Comprehensive Loss as sales of the Licensed Product occur. As of March 31, 2020, no supply agreement has been entered into between the Company and VFMCRP.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three months ended March 31, 2020 and 2019, the Company recognized clinical compound revenue of $72 and $140, respectively, from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $65 and $126, respectively, during these respective periods.

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

11. Revenue Recognition

The Company currently recognizes revenue in accordance with ASC 606, as amended, for the VFMCRP, Maruishi and CKDP agreements (see Note 10, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from upfront payments and, under the Maruishi Agreement and the CKDP Agreement, from clinical development milestone payments. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi Agreement and the CKDP Agreement, the Company may earn additional future milestone payments upon the achievement of defined clinical events, and under the VFMCRP Agreement, the Maruishi Agreement and the CKDP Agreement, upon the achievement of defined regulatory events, and under the VFMCRP Agreement and the Maruishi Agreement, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under all three agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to Maruishi in accordance with separate supply agreements.

Contract balances

As of March 31, 2020, the Company had deferred revenue, current of $14,241 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of March 31, 2020. As of December 31, 2019, the Company had deferred revenue, current of $22,262 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2019.

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

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. For the three months ended March 31, 2020, $8,021 was recognized as license and milestone fees revenue based on the percentage of R&D services that were completed during the period. As of March 31, 2020, $41,203 of the $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. As of March 31, 2020, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $14,241 at March 31, 2020 will be recognized by 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

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

During the three months ended March 31, 2020 and 2019, no milestone events were probable of occurrence or achieved.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three months ended March 31, 2020 and 2019, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended
	March 31,
	2020	2019
Basic:
Weighted average common shares outstanding	46,724,951	39,552,277
Diluted:
Weighted average common shares outstanding - Basic	46,724,951	39,552,277
Common stock options*	—	—
Denominator for diluted net loss per share	46,724,951	39,552,277
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(28,922)	$(21,960)
Weighted-average common shares outstanding:
Basic and Diluted	46,724,951	39,552,277
Net loss per share, Basic and Diluted	$(0.62)	$(0.56)

As of March 31, 2020 and 2019, 4,930,590 and 4,925,641 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 331,834 unvested restricted stock units issued to executive officers that were outstanding at March 31, 2020 were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. The 24,000 restricted stock units granted in June 2019 to the non-employee members of the Board of Directors were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive (see Note 13, Stock-Based Compensation).

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

Restricted Stock Units

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, NDA filing and FDA approval as well as the recipient’s continuous service through

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

each performance target. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the various milestones were probable of being achieved, and accordingly, the Company did not recognize any compensation expense during the three months ended March 31, 2020. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria have been achieved and therefore, the restricted stock units are earned and vesting has occurred.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three months ended March 31, 2020, $44 of stock compensation expense was recognized in the Statement of Comprehensive Loss, consisting of $14 relating to R&D expense and $30 relating to G&A expense. None of the 98,000 restricted stock units vested or were settled in shares of the Company’s common stock as of March 31, 2020.

In June 2019, the Board of Directors, upon the recommendation of the Compensation Committee, amended the Company’s non-employee director compensation policy. Pursuant to the terms of the amended policy, each non-employee director was entitled to receive, at the time of the Company’s 2019 Annual Meeting of Stockholders, 6,000 restricted stock units. As a result, on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, an aggregate of 24,000 restricted stock units were granted to Directors under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vest on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three months ended March 31, 2020, $123 of stock compensation expense relating to the Board of Directors’ restricted stock units was recognized in the Statements of Comprehensive Loss, all of which related to G&A expense. None of the 24,000 restricted stock units vested or were settled in shares of the Company’s common stock as of March 31, 2020.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the milestones were probable of being achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. As of March 31, 2020, 95,834 restricted stock units remain unvested since various performance targets have not yet been achieved. During the three months ended March 31, 2020 and 2019, no stock compensation expense relating to the vesting of these restricted stock units was recognized in the Statements of Comprehensive Loss since none of the restricted stock units had vested during the respective periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, the Company granted 673,350 and 957,000 stock options during the three months ended March 31, 2020 and 2019, respectively. No stock options were granted under the 2019 Inducement Plan during the three months ended March 31, 2020. The fair values of stock options granted during the three months ended March 31, 2020 and 2019 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	0.54% - 1.57%	2.54% - 2.62%
Expected volatility	73.72% - 74.71%	74.29% - 75.19%
Expected dividend yield	0%	0%
Expected life of employee options (in years)	6.25	6.25
Expected life of non-employee options (in years)	—	—

The weighted-average grant date fair value per share of options granted to employees during the three months ended March 31, 2020 and 2019 was $10.59 and $10.83, respectively. No options were granted to non-employee members of the Company’s Board of Directors for their Board service or to non-employee consultants during the three months ended March 31, 2020 and 2019.

On January 1, 2019, the Company used the Black-Scholes option valuation model to remeasure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting. The range of assumptions used by the Company on January 1, 2019 were as follows:

January 1, 2019
Risk-free interest rate	2.59% - 2.62%
Expected volatility	58.9% - 84.6%
Expected dividend yield	0%
Expected life of non-employee options (in years)	0.81 - 8.19

During the three months ended March 31, 2020 and 2019, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended
	March 31,
	2020	2019
Research and development	$1,609	$1,082
General and administrative	1,070	1,152
Total stock option expense	$2,679	$2,234

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following were excluded from the table above as they are not related to stock options: compensation expense for i) the vesting of executives’ restricted stock units for $14 in R&D expense and $30 in G&A expense for the three months ended March 31, 2020; and ii) compensation expense relating to the Board of Directors’ restricted stock units for $123 in G&A expense for the three months ended March 31, 2020.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the three months ended March 31, 2020 is presented below:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2019	4,450,517	$14.73
Granted	673,350	16.11
Exercised	(7,500)	9.94
Expired	(161,089)	13.64
Forfeited	(24,688)	16.51
Outstanding, March 31, 2020	4,930,590	$14.95	$5,099
Weighted average remaining contractual life as of March 31, 2020 (in years)	7.68
Options exercisable, March 31, 2020	2,484,710	$13.10	$4,763
Weighted average remaining contractual life as of March 31, 2020 (in years)	6.47
Options vested and expected to vest as of March 31, 2020	4,930,590	$14.95	$5,099
Weighted average remaining contractual life as of March 31, 2020 (in years)	7.68

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three months ended March 31, 2020 and 2019.

14. Income Taxes

For the three months ended March 31, 2020 and 2019, pre-tax losses were $29,044 and $22,045, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of March 31, 2020 and December 31, 2019. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $122 and $85 for the three months ended March 31, 2020 and 2019, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

On March 31, 2020 and December 31, 2019, the Company did not have any foreign subsidiaries and the international aspects of the Tax Cuts and Jobs Act are not applicable for the respective periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

15. Commitments and Contingencies

License Agreement with Enteris Biopharma, Inc.

On August 20, 2019, the Company entered into the Enteris License Agreement with Enteris Biopharma, Inc., or Enteris, pursuant to which Enteris granted to the Company a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Purchase Agreement with Enteris, or the Purchase Agreement.

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. During the three months ended March 31, 2020, no milestone payments or royalties were paid to Enteris by the Company.

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

The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company began to make rental payments from the Commencement Date. As of the Commencement Date, the Stamford Lease landlord had made tenant improvements of $1,094 to the leased premises which was included in Property and equipment, net.

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

On January 1, 2019, the Company adopted ASC 842: Leases, or ASC 842. Under ASC 842, since the Company adopted the practical expedients not to re-evaluate whether a contract is or contains a lease and to maintain the lease classification under ASC 840, the Stamford Lease continues to be accounted for as an operating lease.

Upon adoption of ASC 842, the Company was required to establish an operating lease ROU asset and operating lease liability for the Stamford Lease. In establishing the ROU asset, the operating lease liability of $5,198 was reduced by lease incentives relating to tenant improvements of $698 and deferred lease obligation of $864, which were outstanding upon adoption.

Under ASC 842, lease expense is recognized on a straight-line basis over the lease term. As a result, $234 of operating lease cost, or lease expense, was recognized in the Company’s Condensed Statements of Comprehensive Loss for each of the three months ended March 31, 2020 and 2019, consisting of $164 relating to R&D lease expense and $70 relating to G&A lease expense.

Other information related to the Stamford Lease was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows relating to operating lease	$306	$300
ROU assets obtained in exchange for new operating lease liabilities	$—	$3,636
Remaining lease term - operating lease (years)	3.7	4.7
Discount rate - operating lease	7.0%	7.0%

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of March 31, 2020, were as follows:

Year Ending December 31,
2020 (Excluding the three months ended March 31, 2020)	$933
2021	1,264
2022	1,288
2023	1,164
2024	—
Total future minimum lease payments, undiscounted	4,649
Less imputed interest	(562)
Total	$4,087

Operating lease liability reported as of March 31, 2020:
Operating lease liability - current	$991
Operating lease liability - non-current	3,096
Total	$4,087

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the timing of our regulatory submissions for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for KORSUVA (CR845/difelikefalin) injection in CKD-aP, and for Oral KORSUVA (CR845/difelikefalin) in CKD-aP, chronic liver disease associated pruritus, or CLD-aP, and pruritus associated with atopic dermatitis, or AD;
●	our plans to develop and commercialize KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP and AD markets as well as post-operative care markets;
●	the potential regulatory development pathway for KORSUVA (CR845/difelikefalin) injection in CKD-aP and CR845/difelikefalin injection in acute post-operative setting;
●	the rate and degree of market acceptance of any approved products;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated commercial launch of our lead product candidate, KORSUVA (CR845/difelikefalin) injection;
●	the anticipated use of Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);
●	the potential of future scheduling of KORSUVA (CR845/difelikefalin) injection by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available;
●	the performance of third-party manufacturers and clinical research organizations, or CROs; and
●	the potential effects of the recent COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans.

You should refer to Part II Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In our KALMTM-1 and KALM-2 Phase 3 trials and two Phase 2 trials, KORSUVA (CR845/difelikefalin) injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, to commercialize KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP worldwide, excluding the United States, Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). We retain all rights in the United States and will promote KORSUVA (CR845/difelikefalin) injection, if approved, with VFMCRP in U.S. Fresenius Medical Care North America, or FMCNA, dialysis clinics under a profit share agreement.

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

The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. For example, COVID-19 has affected the enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in patients with AD, and it may also affect the screening and enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC. In addition, as a result of COVID-19, our third-party manufacturer of KORSUVA (CR845/difelikefalin) injection is operating at reduced capacity. We currently do not anticipate that our clinical development or commercial timelines will be affected as a result of any delays in enrollment or reduced third-party manufacturing capacity, however, the ultimate impact of COVID-19 remains uncertain.

To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, partners and other third-parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development and regulatory timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with certain diseases such as CKD, CLD and dermatological conditions such as AD as well as moderate-to-severe pain due to the following attributes:

●	novel, peripherally-acting, KOR agonist mechanism of action;
●	evidence of efficacy in completed clinical trials of pruritus and pain;
●	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
●	potential for reduction of post-operative nausea and vomiting, or PONV;
●	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
●	lower potential for addiction or abuse liability;
●	avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and
●	availability in injectable form for the treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings as well as for pain and/or PONV treatment in the acute care setting and oral form for treatment of pruritus or chronic pain conditions in the outpatient setting.

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• KALM-2 (Global) Phase 3 pivotal trial completed; top-line data reported • KALM-1: pivotal trial completed; top-line data reported	Cara (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
• Phase 3 safety trials ongoing
• Breakthrough Therapy Designation granted by FDA in June 2017
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD -PBC	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus AD	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

CKD-aP is an intractable systemic itch condition with high prevalence for which there are no approved therapeutics in the United States or Europe. Based on the results from our efficacy and safety trials highlighted below, we expect to submit the New Drug Application, or NDA, to the FDA for KORSUVA (CR845/difelikefalin) injection in the second half of 2020, and expect our partner, VFMCRP, to submit a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, shortly thereafter.

In April 2020, we announced positive top-line results from our KALM-2 pivotal Phase 3 trial of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with moderate-to-severe CKD-aP. The trial met the primary and key secondary endpoints after 12 weeks of treatment. This trial is completing the 52-week open label extension phase.

The study met the primary efficacy endpoint with 54% of the patients receiving 0.5 mcg/ kg of KORSUVA (CR845/difelikefalin) injection versus 42% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itching intensity numeric rating scale, or NRS, score at week 12 (p= 0.02). The study also met the key secondary endpoint with 41% of patients receiving KORSUVA (CR845/difelikefalin) injection achieving a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 versus 28% for patients receiving placebo (p= 0.01). In this trial, KORSUVA (CR845/difelikefalin) injection was generally well-tolerated with a safety profile consistent with that seen in KALM-1 and the KORSUVA clinical program in patients with CKD-aP. Overall, the incidence of adverse effects, or AEs, and serious AEs were similar across both KORSUVA (CR845/difelikefalin) injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (8.1% KORSUVA vs 5.5% placebo), falling (6.8% KORSUVA vs 5.1% placebo), vomiting (6.4% KORSUVA vs 5.9% placebo), nausea (6.4% KORSUVA vs 4.2% placebo) and dizziness (5.5% KORSUVA vs 5.1% placebo).

In May 2019, we announced positive results from the double blinded phase of our KALM-1 pivotal Phase 3 efficacy trial (KALM-1) of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. The trial met the primary and all secondary endpoints after 12 weeks of treatment. This trial is completing the 52-week open label extension phase.

The study met the primary efficacy endpoint with 51% of the patients receiving 0.5 mcg/ kg of KORSUVA (CR845/difelikefalin) injection versus 28% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itching intensity NRS score at week 12 (p= 0.000019). The study also met all secondary endpoints, including assessment of itch-related quality of life changes measured using self-assessment Skindex-10 (patients receiving KORSUVA experienced 43% improvement versus patients receiving placebo, p= 0.0004) and 5-D Itch scales (patients receiving KORSUVA experienced 35% improvement versus patients receiving placebo, p= 0.0009). In addition, 39% of patients receiving KORSUVA (CR845/difelikefalin) injection achieved a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 versus 18% for patients receiving placebo (p= 0.000032), another key secondary endpoint. In this trial, KORSUVA (CR845/difelikefalin) injection was generally well-tolerated with a safety profile consistent with that seen in earlier trials. Overall, the incidence of AEs and serious AEs were similar across both KORSUVA (CR845/difelikefalin) injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (9.5% KORSUVA vs 3.7% placebo), dizziness (6.9% KORSUVA vs 1.1% placebo), vomiting (5.3% KORSUVA vs 3.2% placebo) and nasopharyngitis (3.2% KORSUVA vs 5.3% placebo).

In the second quarter of 2017, we initiated a 52-week Phase 3 safety trial that was expected to enroll up to 300 hemodialysis patients with CKD-aP, including those who have completed prior Phase 2 trials of KORSUVA (CR845/difelikefalin) injection as well as patients who have not been previously exposed to CR845/difelikefalin. This open-label trial is evaluating the long-term safety of KORSUVA (CR845/difelikefalin) injection at the dose of 0.5mcg/kg. The study is now fully enrolled at 288 patients.

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

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

In December 2019, we announced top-line data from our Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD patients. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12-week trial is designed to evaluate the safety and efficacy of three tablet strengths (0.25 mg, 0.5 mg and 1 mg, once daily administration) of Oral KORSUVA (CR845/difelikefalin) versus placebo in approximately 240 stage III - V (moderate to severe) CKD patients with moderate-to-severe pruritus. The primary efficacy endpoint was the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 12, as assessed by the total Skindex-10 and 5-D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 12.

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

We plan to conduct an End of Phase 2 Meeting with the FDA in the second half of 2020, with the aim of initiating a Phase 3 program for Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD.

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Liver Disease-Associated Pruritus

Pruritus is a common and serious symptom in patients with CLD, especially those with chronic cholestatic disease. Pruritus has a prevalence of up to 70% in patients with PBC. Severe pruritus can have debilitating effects and can lead to a significant reduction in a patient’s quality of life. Although the pathogenesis of CLD-aP remains poorly understood, it is likely multifactorial including evidence for an imbalance in the endogenous opioid system driven by higher mu receptor activation (pruritic) versus kappa receptor activation (antipruritic). Consequently, the use of selective kappa-opioid receptor agonists has been suggested for the treatment of pruritus in patients with CLD.

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 16. We continue to screen patients in this ongoing Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) and aim to have top-line data in 2020, subject to any delays related to the COVID-19 pandemic.

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

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

In July 2019, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in approximately 240 adult subjects with AD. Subjects will be randomized to three tablet strengths of Oral KORSUVA (CR845/difelikefalin): 0.25 mg, 0.5 mg and 1 mg twice daily versus placebo for 12 weeks followed by a 4-week active extension phase. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 12 as assessed by the total Skindex-10 and 5-D itch scales, and itch related Sleep Quality

Assessment. Safety endpoints used to evaluate the overall safety and tolerability of Oral KORSUVA (CR845/difelikefalin) will also be included.

In January 2020, we expanded this Phase 2 trial to include approximately 320 adult AD patients with moderate-to-severe pruritus and incorporated an interim conditional power assessment into the design, to be conducted after approximately 50% of the targeted patient number complete the designated 12-week treatment period. Based on current sample size and ongoing enrollment rates, we expect to complete the interim statistical analysis in the second quarter of 2020 and aim to report the top-line results from this trial in 2020, subject to any delays related to the COVID-19 pandemic.

Intravenous CR845/Difelikefalin for Treatment of Acute Postoperative Pain

We have also investigated CR845/difelikefalin for the treatment of pain in an acute care setting. CR845/difelikefalin is designed to provide pain relief without stimulating mu opioid receptors and therefore potentially without mu opioid-related side effects, such as nausea, vomiting, respiratory depression and euphoria.

In June 2018, we reported positive top-line date from the adaptive Phase 2/3 study of CR845/difelikefalin in patients undergoing abdominal surgery. CR845 injection achieved statistical significance for the primary endpoint of pain relief as measured by Area Under the Curve, or AUC, over 24 hours (AUC 0-24) post-surgery with the 1.0 mcg/kg dose versus placebo (p=0.032). The 0.5 mcg/kg dose did not achieve statistical significance over the 0-24 hour period (p=0.076). In addition, improvement in pain AUC was statistically significant for both the 0.5 and 1.0 mcg/kg doses over 0 to 6 hours (p=0.041, p=0.001) and 0 to 12 hours (p=0.035, p=0.004) periods and also statistically significant for the 1.0 mcg/kg dose over the 0 to 18-hour period (p=0.013) post-surgery. At 6 and 24 hours after baseline dose post-surgery, there were statistically significant improvements in PONV impact scores with both doses of CR845 injection compared to placebo: 0.5 mcg/kg (6 hrs.: p=0.0072, 24 hrs.: p<0.006) and 1.0 mcg/kg (6 hrs.: p<0.0001, 24 hrs.: p<0.0001). There were statistically significant differences between placebo and both doses of CR845 with respect to the total use of anti-emetic medication over the first 24 hours post-surgery (0.5 mcg/kg: p=0.0003; 1.0 mcg/kg: p< 0.0001). There was a 73% reduction in the incidence of patient-reported vomiting in the group receiving the 1.0 mcg/kg dose versus placebo (p=0.029). Although the 0.5 mcg/kg also showed reduction in vomiting, it did not reach statistical significance. Both doses of CR845 exhibited numerical trends toward reduced use of rescue analgesic medication compared to placebo, but did not achieve statistical significance. There was no significant effect, compared to placebo, on patient’s global assessment of medication for either dose of CR845 over the 24-hour period. Common adverse effects reported in the placebo and both CR845 groups were generally low and similar in incidence, and included nausea, constipation, vomiting, flatulence, headache and dyspepsia.

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

Respiratory Safety Phase 1 Trial of CR845/Difelikefalin Injection

In April 2017, we announced summary results from our quantitative Phase 1 trial evaluating respiratory safety of CR845/difelikefalin injection. Respiratory depression remains the most life-threatening side effect of traditional, centrally acting, opioid analgesics, the most commonly used drug class for current treatment of postoperative pain in the United States. The Phase 1 trial was a randomized, double-blind, placebo-controlled, three-way crossover trial of two doses of CR845/difelikefalin injection (1.0 mcg/kg and 5.0 mcg/kg) versus placebo on three measures of respiratory drive in 15 healthy volunteers. The primary safety endpoints were: a >10 mmHg sustained (>30 seconds duration) increase in end-tidal CO2, or ETCO2, above baseline or to >50 mmHg, and a sustained reduction in oxygen saturation, or SpO2, to <92%.

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

Under the terms of the Maruishi Agreement, we are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones, of which $2.5 million (before contractual foreign currency exchange adjustments) has already been received. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated.

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

Under the terms of the CKDP Agreement, we are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones, of which $1.5 million (before South Korean withholding tax) has already been received. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product.

Manufacturing and License Agreements

Enteris Biopharma, Inc.

In August 2019, we entered into the Enteris License Agreement. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock.

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock.

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

Patheon UK Limited

In July 2019, we entered into an MSA with Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

The MSA has an initial term ending December 31, 2023, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless either party gives notice of its intention to terminate the MSA at least 18 months prior to the end of the then current term.

Also in July 2019, we entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of CR845/difelikefalin injection, our lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of CR845/difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from active pharmaceutical ingredient supplied by us. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. To date, we have earned a total of $5.4 million in clinical development or regulatory milestone payments and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the VFMCRP Agreement or royalties under any of our collaborations.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors including, but not limited to:

●	per patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trial is conducted;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profile of the product candidate.

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

Other Income, net

Other income, net consists of interest and dividend income earned on our cash, cash equivalents, marketable securities and restricted cash, realized gains and losses on the sale of marketable securities and property and equipment as well as accretion of discounts/amortization of premiums on purchases of marketable securities. In the event we record a credit loss expense on our available-for-sale debt securities, those expenses would be offset against other income.

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31,
	2020	2019	% change
	Dollar amounts in thousands
License and milestone fees revenue	$8,021	$4,242	89%
Clinical compound revenue	72	140	-49%
Total revenue	$8,093	$4,382	85%

License and milestone fees revenue

License and milestone fees revenue of $8.0 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively, were related to license fees earned by us during the respective periods in connection with the VFMCRP Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

Clinical compound revenue of $72 thousand and $140 thousand for the three months ended March 31, 2020 and 2019, respectively, were related to the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended
	March 31,
	2020	2019	% change
	Dollar amounts in thousands
Direct clinical trial costs	$25,738	$17,741	45%
Consultant services in support of clinical trials	1,275	1,258	1%
Stock-based compensation	1,623	1,082	50%
Depreciation and amortization	27	28	-2%
Other R&D operating expenses	4,873	3,499	39%
Total R&D expense	$33,536	$23,608	42%

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $13.7 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial and up to 12 week Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD and costs associated with supportive Phase 1 studies. There was also an increase of $0.7 million in drug manufacturing costs. Those costs were partially offset by a decrease of $6.2 million, mainly from the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients and costs associated with a supportive Phase 1 study. The increase in stock-based compensation expense was primarily the result of additional stock option grants to new and existing employees. The increase in other R&D operating expenses primarily resulted from an increase in payroll and related costs, conferences and travel and related costs.

The following table summarizes our R&D expenses by programs for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	% change
	Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$18,990	$13,890	37%
I.V. CR845 - Pain	31	199	-84%
Oral CR845 - Pruritus	7,971	4,899	63%
Oral CR845 - Pain	10	10	0%
Internal research and development expenses	6,534	4,610	42%
Total research and development expenses	$33,536	$23,608	42%

General and Administrative Expenses

	Three Months Ended
	March 31,
	2020	2019	% change
	Dollar amounts in thousands
Professional fees and public/investor relations	$1,131	$929	22%
Stock-based compensation	1,223	1,152	6%
Depreciation and amortization	21	22	-5%
Other G&A operating expenses	2,183	1,805	21%
Total G&A expense	$4,558	$3,908	17%

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, the increase in professional fees and public/investor relations expenses was primarily the result of increased accounting and legal fees. The increase in stock-based compensation expense was primarily the result of additional stock option and restricted stock unit grants to employees and members of our Board of Directors, partially offset by a reduction in stock-based compensation expense as a result of the resignation of our former Chief Financial Officer in December 2019. The increase in other G&A operating expenses was primarily the result of increases in insurance costs, franchise taxes and payroll and related costs, partially offset by a decrease in travel and related costs.

Other Income, Net

	Three Months Ended
	March 31,
	2020	2019	% change
	Dollar amounts in thousands
Other income, net	$957	$1,089	-12%

During the three months ended March 31, 2020 compared to the three months ended March 31, 2019, the decrease in other income, net was primarily due to a decrease in net accretion income partially offset by an increase in interest income resulting from a higher average balance of our portfolio of investments in the 2020 period.

Benefit from Income Taxes

For the three months ended March 31, 2020 and 2019, pre-tax losses were $29.0 million and $22.0 million, respectively, and we recognized a benefit from income taxes of $122 thousand and $85 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at March 31, 2020 and December 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2020, we have raised an aggregate of approximately $623.2 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of approximately $89.0 million under our license agreements, primarily with VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

In order to fund our future operations, including our planned clinical trials, we filed the Shelf Registration Statement (File No. 333-230333), which provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof and was declared effective on April 4, 2019. The securities registered under the Shelf Registration Statement include unsold securities that had been registered under our previous Registration Statement on Form S-3 (File No. 333-216657) that was declared effective on March 24, 2017. To date, we have offered and sold an aggregate of approximately $145.5 million of securities under this Shelf Registration Statement. We believe that our Shelf Registration Statement provides us with the flexibility to raise additional capital to finance our operations as needed. We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

As of March 31, 2020, we had $179.8 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the VFMCRP Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $470.0 million, consisting of up to $30.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of March 31, 2020, we have not received any milestone payments under the VFMCRP Agreement.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of March 31, 2020, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments under the Maruishi Agreement.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of March 31, 2020, we have received milestone payments of $1.5 million before South Korean withholding tax under the CKDP Agreement.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $28.9 million and $22.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $429.6 million. We expect to continue to incur significant expenses and operating and net losses in the near future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase as we:

●	continue the development of KORSUVA (CR845/difelikefalin) injection for CKD-aP in dialysis patients;
●	continue the development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and other diseases associated with pruritus, such as CLD-aP and AD;
●	explore the potential to further develop I.V. CR845/difelikefalin in the post-operative setting;
●	conduct R&D of any potential future product candidates;
●	seek regulatory approvals for I.V. CR845/difelikefalin and any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of I.V. CR845/difelikefalin, Oral CR845/difelikefalin or our other current and future programs. We are also unable to predict when, if ever, we will generate any further material net cash inflows from CR845/difelikefalin. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	successful enrollment in, and completion of clinical trials;

●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
●	achieving meaningful penetration in the markets which we seek to serve; and
●	obtaining adequate coverage or reimbursement by third parties, such as commercial payers and government healthcare programs, including Medicare and Medicaid.

A change in the outcome of any of these variables with respect to the development of I.V. CR845/difelikefalin, Oral CR845/difelikefalin or any of our future product candidates would significantly change the costs and timing associated with the development of that product candidate. Further, the timing of any of the above may be impacted by the recent COVID-19 pandemic, introducing additional uncertainty.

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

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In particular, because we do not have sufficient financial resources to meet all of our development objectives, especially the completion of our planned development of I.V. and Oral CR845/difelikefalin for the treatment of pruritus, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable the submission of a new drug application, conducting supportive Phase 1 trials and Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD and AD, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of March 31, 2020 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	Dollar amounts in thousands
Net cash used in operating activities	$(38,303)	$(27,526)
Net cash provided by investing activities	36,959	26,399
Net cash provided by financing activities	75	234
Net decrease in cash, cash equivalents and restricted cash	$(1,269)	$(893)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2020 consisted primarily of a net loss of $28.9 million, a $5.0 million cash outflow from net non-cash charges and a $4.3 million cash outflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of a decrease of $8.0 million in deferred revenue associated with our VFMCRP Agreement, partially offset by stock-based compensation expense of $2.8 million. The change in operating assets and liabilities primarily consisted of a cash outflow of $2.3 million from a decrease in accounts payable and accrued expenses and a cash outflow of $1.8 million from an increase in prepaid expenses, primarily related to an increase in prepaid clinical costs.

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

Net cash provided by investing activities

Net cash provided by investing activities was $37.0 million for the three months ended March 31, 2020, which primarily included cash inflows of $58.0 million from maturities and redemptions of available-for-sale marketable securities, partially offset by cash outflows of $21.0 million for the purchases of available-for-sale marketable securities.

Net cash provided by investing activities was $26.4 million for the three months ended March 31, 2019, which primarily included cash inflows of $79.3 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $52.9 million for the purchase of available-for-sale marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 consisted of proceeds of $75 thousand and $234 thousand, respectively, received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2020 consisted of an operating lease obligation in connection with our operating facility in Stamford, Connecticut, the Enteris License Agreement we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. However, we have no material non-cancelable purchase commitments with these contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement relate to milestone events that may or may not be achieved.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2020, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of March 31, 2020, we had invested $162.7 million of our cash reserves in such marketable securities. Those marketable securities included $162.7 million of investment grade debt instruments with a yield of approximately 1.93% and maturities through December 2021. As of December 31, 2019, we had invested $199.9 million of our cash reserves in such marketable securities. Those marketable securities included $199.9 million of investment grade debt instruments with a yield of approximately 2.08% and maturities through December 2021.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of March 31, 2020 and December 31, 2019, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2020, we implemented ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Although ASU 2016-13 did not have a material impact on our results of operations, financial position or cash flows upon adoption, we did revise our internal controls and procedures to review qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss.

There was no other change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

In addition to other information contained in this Quarterly Report on Form 10-Q, the following risks should be considered in evaluating our business and future prospects and an investment in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception, anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing I.V. and Oral CR845/difelikefalin with the goal of achieving regulatory approval. Since inception, we have incurred significant operating and net losses. Our net losses were $28.9 million and $22.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $429.6 million. We expect to continue to incur significant expenses and operating and net losses over the next several years, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our net losses may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with VFMCRP, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to the commercialization of I.V. and Oral CR845/difelikefalin, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase significantly as we:

●	continue the development of KORSUVA (CR845/difelikefalin) injection for CKD-aP;
●	continue the development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and CLD-aP;
●	expand our Oral KORSUVA (CR845/difelikefalin) program into certain dermatologic conditions, including AD;
●	explore further development of CR845/difelikefalin injection in the post-operative setting;
●	seek regulatory approvals for KORSUVA (CR845/difelikefalin) injection and any other product candidate that successfully completes clinical trials;

●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is expensive. We will need to raise additional capital to:

●	progress our KORSUVA (CR845/difelikefalin) injection CKD-aP program through Phase 3 pivotal trials and NDA filing;
●	continue the further development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and CLD-aP;

●	expand our Oral KORSUVA (CR845/difelikefalin) program into certain dermatologic conditions, including AD;
●	explore further development of CR845/difelikefalin injection in the post-operative setting;
●	fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved by the FDA;
●	qualify and outsource the commercial-scale manufacturing of our products, including KORSUVA (CR845/difelikefalin) injection under cGMP; and
●	in-license other product candidates.

We believe that with our available cash and cash equivalents and marketable securities balances as of March 31, 2020, we will have sufficient funds to meet our projected operating requirements into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, especially our efforts to build a commercial infrastructure to prepare for the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved, and the completion of our development of Oral KORSUVA (CR845/difelikefalin) for the treatment of CKD-aP and CLD-aP, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and costs related to our Phase 3 development of KORSUVA (CR845/difelikefalin) injection and Phase 2 development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP, CLD-aP and other indications;
●	the rate of progress and costs of our efforts to prepare for the submission of an NDA for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients or for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of establishing a commercial organization to sell, market and distribute KORSUVA (CR845/difelikefalin) injection, if approved;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of manufacturing sufficient supplies of KORSUVA (CR845/difelikefalin) injection in preparation for commercialization, if approved;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
●	the success of the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved, and any future product candidates.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, one or more of our development programs or our commercialization efforts.

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

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. Our business depends entirely on the successful development and commercialization of our product candidates, and in particular, KORSUVA (CR845/difelikefalin) injection, which may never occur. Our ability to generate product revenues in the near term is dependent on our ability to complete the development of, obtain regulatory approval for, and then successfully commercialize KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

Based on the results from our efficacy and safety trials for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP, we expect to submit an NDA to the FDA for KORSUVA (CR845/difelikefalin) injection in the second half of 2020, and expect our partner, VFMCRP, to submit an MAA to the EMA shortly thereafter; however, we cannot assure you that the results of our trials will successfully support our regulatory applications for approval.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates will be successful in clinical trials or receive regulatory approval. Even though KORSUVA (CR845/difelikefalin) injection recently completed the efficacy phase of two Phase 3 clinical trials for the treatment of dialysis patients with CKD-aP, it is, nonetheless, susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events. Further, KORSUVA (CR845/difelikefalin) injection may not receive regulatory approval even if it is successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from KORSUVA (CR845/difelikefalin) injection will depend on our ability to:

●	create market demand for KORSUVA (CR845/difelikefalin) injection through our own marketing and sales activities in the United States, and any other arrangements to promote this product candidate we may otherwise establish;

●	hire, train and deploy a sales force to commercialize KORSUVA (CR845/difelikefalin) injection in the United States;
●	manufacture KORSUVA (CR845/difelikefalin) injection in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	maintain existing partnerships and/or create new partnerships with, or offer licenses to, third parties to promote and sell KORSUVA (CR845/difelikefalin) injection in foreign markets where we receive marketing approval;
●	maintain patent and trade secret protection and regulatory exclusivity for KORSUVA (CR845/difelikefalin) injection;
●	launch commercial sales of KORSUVA (CR845/difelikefalin) injection, whether alone or in collaboration with others;
●	achieve market acceptance of KORSUVA (CR845/difelikefalin) injection by patients, the medical community and third-party payers;
●	achieve coverage and adequate reimbursement from third-party payers for KORSUVA (CR845/difelikefalin) injection;
●	effectively compete with other competing therapies; and
●	maintain a continued acceptable safety profile of KORSUVA (CR845/difelikefalin) injection following launch.

As we continue to develop our other current or future product candidates, including Oral KORSUVA (CR845/difelikefalin), we expect to face similar risks to our ability to develop, obtain regulatory approval for and successfully commercialize such product candidates as we face with KORSUVA (CR845/difelikefalin) injection.

Our business, operations and clinical development and regulatory timelines and plans could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.

Our business, operations and clinical development timelines and plans could be adversely affected by health epidemics in regions where we have concentrations of third-party manufacturers, clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers or CROs upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019 (COVID-19), was reported and since then, COVID-19 has spread to multiple countries worldwide, including the United States.

The President of the United States has declared the COVID-19 pandemic a national emergency, and many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and operations. We have implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. Moreover, our clinical development and regulatory timelines and plans could be affected by the COVID-19 pandemic. Site initiation and patient enrollment could be delayed or suspended and some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted. Furthermore, our third-party manufacturers may be shut-down or have difficulty meeting their contractual obligations. For example, COVID-19 has affected the enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in patients with AD, and it may also affect the screening and enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. In addition, as a result of COVID-19, our third-party manufacturer of KORSUVA (CR845/difelikefalin) injection is operating at reduced capacity. We currently do not anticipate that our clinical development or commercial timelines will be affected as a result of any delays in enrollment or reduced third-party manufacturing capacity, however, the ultimate impact of COVID-19 remains uncertain.

Further, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole.

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

A component of our business strategy is to continue to develop a pipeline of product candidates by developing products that we believe are a strategic fit with our focus on pain and pruritus therapeutics. However, these business activities may entail numerous operational and financial risks, including:

●	difficulty or inability to secure financing to fund development activities for such development;
●	disruption of our business and diversion of our management’s time and attention;
●	higher than expected development costs;
●	exposure to unknown liabilities;
●	difficulty in managing multiple product development programs; and
●	inability to successfully develop new products or clinical failure.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful. For example, the fact that we reported positive results from the double blinded phase of our KALM-1 trial of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis does not mean that our ongoing Phase 3 efficacy and safety trials for KORSUVA (CR845/difelikefalin) injection will be completed successfully. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may have to suspend clinical trials, as in the case of the IND clinical hold placed on our adaptive Phase 3 trial of I.V. CR845/difelikefalin for postoperative pain in February 2016, which was subsequently removed in April 2016, or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	changes in marketing approval policies during the development period;
●	changes in or the enactment of additional statutes or regulations;
●	changes in regulatory review for each submitted product application;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

In addition, unfavorable changes in our industry or the global economy, including as a result of the recent COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could affect our ability to obtain marketing approval for any of our product candidates, including KORSUVA (CR845/difelikefalin), for which we plan to submit our NDA to the FDA in the second half of 2020 and our MAA to the EMA shortly thereafter.

Moreover, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, if not already required pursuant to a REMS;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the eligibility criteria for, and design of, the trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	competition in recruiting and enrolling patients in clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients; and
●	delays or difficulties due to the recent COVID-19 pandemic.

For example, our ability to enroll patients for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in patients with AD has been affected, however, we are continuing to screen patients for this trial. It is possible that screening and enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC will also be affected.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing such products;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

There are a large number of companies developing or marketing therapies for the treatment and management of pruritus, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates may potentially compete with include: Pfizer, Trevi, Vanda, Tioga, Leo Pharma, Chugai and others. Additionally, the market for the prevention and treatment of PONV is highly fragmented. There are a number of different agents alone or in combination (particularly in patients with a high risk for PONV) with different mechanism of actions to try to manage PONV. If approved, I.V. CR845/difelikefalin would likely be competing within the overall PONV market, although we expect that it would primarily be utilized as an add-on therapy in patients with a higher risk of PONV. Although most of the PONV products are generically available, there is still a significant segment of high-risk patients where their PONV is not adequately managed, which can increase the hospital length of stay and add significant cost to managing a post-operative patient.

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

We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our partners or collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event that we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our or our partners’ or collaborators’ efforts to commercialize KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates include:

●	inability to recruit, train, manage and retain adequate numbers of effective sales and marketing personnel;
●	inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates;
●	inability to effectively oversee a geographically dispersed sales and marketing team;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We have never commercialized a product candidate for any indication. Even if KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any of our other current or future product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, hospitals, dialysis providers, patients and third-party payers. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidate by physicians, hospitals, dialysis providers, patients and third-party payers will depend on a number of factors, some of which are beyond our control. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

●	the prevalence and severity of adverse events associated with such product candidate;
●	limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such product candidate, that may be more restrictive than other pain management or pruritus products;
●	changes in the standard of care for the targeted indications for such product candidate, which could reduce the marketing impact of any claims that we could make following FDA approval, if obtained;
●	the relative convenience and ease of administration of such product candidate;
●	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
●	the availability of coverage and adequate reimbursement by third-party payers, such as insurance companies and other healthcare payers, and by government healthcare programs, including Medicare and Medicaid;
●	the extent and strength of our marketing and distribution of such product candidate;
●	the safety, efficacy and other potential advantages over, and availability of, alternative treatments already used to treat acute pain, chronic pain and/or pruritus;
●	distribution and use restrictions imposed by the FDA with respect to such product candidate or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;
●	the timing of market introduction of such product candidate, as well as competitive products;
●	our ability to offer such product candidate for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies; and
●	the clinical indications for such product candidate if approved.

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

The use of KORSUVA (CR845/difelikefalin) injection or Oral KORSUVA (CR845/difelikefalin) and any future product candidate in clinical trials and the sale of any products for which we obtain regulatory approval expose us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	loss of revenue from decreased demand for our products and/or product candidates;
●	impairment of our business reputation or financial stability;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;

●	diversion of management attention;
●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
●	the inability to commercialize our product candidates;
●	significant negative media attention;
●	initiation of investigations by regulators; and
●	product recalls, withdrawals or labeling, marketing or promotional restrictions.

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

Our CROs may also have relationships with other entities, some of which may be our competitors. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and preclinical programs. In addition, the operations of our CROs may be constrained or disrupted by the recent COVID-19 pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our product candidates and our failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for our contract manufacturers to produce our product candidates or components of our product candidates in the volumes that we require on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, we entered into the Enteris License Agreement and intend to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin). If we experience any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, we may experience delays in the development and commercialization of Oral KORSUVA (CR845/difelikefalin). Further, if we are unable to maintain our relationship with Enteris, we may be forced to reformulate Oral KORSUVA (CR845/difelikefalin) which could result in significantly delaying commercializing Oral KORSUVA (CR845/difelikefalin) and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA. The operations of our third-party manufacturers may be constrained or disrupted and their operating capacity may be reduced by the recent COVID-19 pandemic, which could negatively impact our clinical development and commercialization timelines. For example, Patheon’s Monza facility is currently operating at reduced capacity, which could negatively impact our anticipated commercialization timelines for KORSUVA (CR845/difelikefalin) injection.

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

●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could fail to make timely regulatory submissions for a product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations, including our collaboration with Maruishi, may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency and patients’ rights may be applicable to our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which regulates, among other things, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including without limitation the federal civil False Claims Act, and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval from a federal health care program (including Medicare and Medicaid);
●	HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, or Centers for Medicare & Medicaid Services, information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to the pricing of certain drugs, as well as payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In March 2010, President Obama signed the Health Care Reform Law, which includes provisions that have changed, and likely will continue to change, health care financing and the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of importance to the pharmaceutical industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	new transparency requirements under the federal Physician Payments Sunshine Act;
●	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities;
●	a licensure framework for follow-on biologic products;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	establishment of a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
●	expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance.

There remain judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Health Care Reform Law’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Health Care Reform Law, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Health Care Reform Law qualified health plans and health insurance issuers under the Health Care Reform Law risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute to issuance all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be successfully prosecuted to issuance and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting CR845/difelikefalin and any other product candidates that we may develop, license or acquire by obtaining and defending patents. For example:

●	we may not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
●	we may not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;
●	it is possible that none of the pending patent applications will result in issued patents;
●	the issued patents covering our product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties;
●	we may not develop additional proprietary technologies that are patentable;
●	patents of others may have an adverse effect on our business;
●	noncompliance with governmental patent agencies requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, potentially allowing competitors to enter the market earlier than would otherwise have been the case;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates; or
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we infringe on their products or technology, we could face a number of issues, including:

●	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
●	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;
●	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;
●	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
●	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

As of May 7, 2020, we had 67 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of CR845/difelikefalin injection, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

●	continue the hiring and training of an effective commercial organization in anticipation of the potential approval of KORSUVA (CR845/difelikefalin) injection, and establish appropriate systems, policies and infrastructure to support that organization;
●	ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;
●	continue to carry out our own contractual obligations to our licensors and other third parties; and

●	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting and we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we are carefully monitoring any impact to our internal controls and procedures.

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

We no longer qualify as an emerging growth company and are required to comply with certain provisions of the Sarbanes-Oxley Act and we may no longer take advantage of reduced disclosure requirements.

As of December 31, 2019, we were considered a large accelerated filer and, as a consequence, have lost our status as an emerging growth company. We are no longer permitted to take advantage of certain exemptions from various disclosure and reporting requirements that are applicable to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As a result, we expect to incur additional legal, accounting and other expenses and devote significant management attention as we implement additional corporate governance practices and seek to comply with these additional disclosure and reporting requirements. Compliance with these requirements for the first time may be more difficult and consume more resources than we anticipate.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them.

Since our initial public offering in January 2014, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	delays in the commencement, enrollment and ultimate completion of our clinical trials, including our ongoing Phase 3 clinical trials for KORSUVA (CR845/difelikefalin) injection for CKD-aP and our ongoing and planned trials for KORSUVA injection and Oral KORSUVA in other indications;
●	any delay or refusal on the part of the FDA in approving an NDA for KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates;
●	the commercial success of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates, if approved by the FDA;
●	results of clinical trials of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidate or those of our competitors;
●	actual or anticipated variations in quarterly or annual operating results;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets, including as a result of the recent COVID-19 pandemic;

●	developments concerning our sources of manufacturing supply, warehousing and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	changes in the structure of healthcare payment systems; and
●	the other factors described in this “Risk Factors” section.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, such as those related to the recent COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	the successful progress of our clinical trials for KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and other potential future product candidates;

●	whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates, which would likely further delay any such approval;
●	if KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	our ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates in commercial quantities;
●	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	variations in the level of expenses related to our future development programs;
●	any product liability or intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin), any of our future product candidates, or the product candidates of our competitors; and
●	if KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any of our future product candidates receives regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

●	our Board of Directors are divided into three classes, with only one class of directors elected each year;
●	our stockholders are entitled to remove directors only for cause upon a 66 2/3% vote;
●	our stockholders are not permitted to take actions by written consent;
●	our stockholders are not permitted to call a special meeting of stockholders; and
●	our stockholders must give us advance notice of their intent to nominate directors or submit proposals for consideration at stockholder meetings.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

10.1+†	Amended and Restated Non-Employee Director Compensation Policy.

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1†*

Certifications of Chief Executive Officer and Principal Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.INS†	Inline XBRL Instance Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.SCH†	Inline XBRL Taxonomy
Extension Schema Linkbase.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104†	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates management contract or compensatory plan.

† Filed herewith.

*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: May 11, 2020	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2020	By	/s/ RICHARD MAKARA
Richard Makara
VP, Head of Accounting & Controller
(Principal Financial and Accounting Officer)