Form 10-Q
period 2020-06-30
Cara Therapeutics, Inc.
filed 2020-08-10
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 6, 2020 was: 46,886,751.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$56,967	$18,305
Marketable securities	73,218	136,701
Income tax receivable	1,120	816
Other receivables	486	971
Prepaid expenses	10,124	8,863
Total current assets	141,915	165,656
Operating lease right-of-use asset	2,825	3,036
Marketable securities, non-current	22,861	63,159
Property and equipment, net	604	700
Restricted cash	408	408
Total assets	$168,613	$232,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,952	$19,665
Operating lease liability, current	1,006	967
Current portion of deferred revenue	9,768	22,262
Total current liabilities	24,726	42,894

Operating lease liability, non-current	2,959	3,352
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019, zero shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019, 46,864,405 shares and 46,720,225 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	47	47
Additional paid-in capital	594,963	587,223
Accumulated deficit	(454,717)	(400,727)
Accumulated other comprehensive income	635	170
Total stockholders’ equity	140,928	186,713
Total liabilities and stockholders’ equity	$168,613	$232,959

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
License and milestone fees	$5,099	$5,208	$13,120	$9,450
Clinical compound revenue	535	—	607	140
Total revenue	5,634	5,208	13,727	9,590
Operating expenses:
Research and development	26,108	24,356	59,644	47,964
General and administrative	5,410	4,994	9,968	8,902
Total operating expenses	31,518	29,350	69,612	56,866
Operating loss	(25,884)	(24,142)	(55,885)	(47,276)
Other income, net	634	947	1,591	2,036
Loss before benefit from income taxes	(25,250)	(23,195)	(54,294)	(45,240)
Benefit from income taxes	182	235	304	320
Net loss	$(25,068)	$(22,960)	$(53,990)	$(44,920)
Net loss per share:
Basic and Diluted	$(0.54)	$(0.58)	$(1.15)	$(1.13)
Weighted average shares:
Basic and Diluted	46,799,703	39,818,162	46,762,327	39,685,954
Other comprehensive income, net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	703	92	465	279
Total comprehensive loss	$(24,365)	$(22,868)	$(53,525)	$(44,641)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	39,547,558	$39	$428,059	$(294,354)	$(114)	$133,630
Stock-based compensation expense	—	—	2,234	—	—	2,234
Shares issued upon exercise of stock options	17,291	—	234	—	—	234
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(21,960)	—	(21,960)
Other comprehensive income	—	—	—	—	187	187
Balance at March 31, 2019	39,575,044	$39	$430,724	$(316,314)	$73	$114,522
Stock-based compensation expense	—	—	2,681	—	—	2,681
Shares issued upon exercise of stock options	378,706	1	3,974	—	—	3,975
Shares issued upon vesting of restricted stock units	74,166	—	1,235	—	—	1,235
Net loss	—	—	—	(22,960)	—	(22,960)
Other comprehensive income	—	—	—	—	92	92
Balance at June 30, 2019	40,027,916	$40	$438,614	$(339,274)	$165	$99,545

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713
Stock-based compensation expense	—	—	2,846	—	—	2,846
Shares issued upon exercise of stock options	7,500	—	75	—	—	75
Net loss	—	—	—	(28,922)	—	(28,922)
Other comprehensive loss	—	—	—	—	(238)	(238)
Balance at March 31, 2020	46,727,725	$47	$590,144	$(429,649)	$(68)	$160,474
Stock-based compensation expense	—	—	2,993	—	—	2,993
Shares issued upon exercise of stock options	16,846	—	201	—	—	201
Shares issued upon vesting of restricted stock units	119,834	—	1,625	—	—	1,625
Net loss	—	—	—	(25,068)	—	(25,068)
Other comprehensive income	—	—	—	—	703	703
Balance at June 30, 2020	46,864,405	$47	$594,963	$(454,717)	$635	$140,928

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating activities
Net loss	$(53,990)	$(44,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,465	6,249
Depreciation and amortization	96	100
Amortization expense component of lease expense	325	293
Accretion of available-for-sale marketable securities, net	(34)	(803)
Realized gain on sale of available-for-sale marketable securities	(60)	—
Deferred revenue	(12,494)	(9,450)
Changes in operating assets and liabilities:
Income tax receivable	(304)	(320)
Other receivables	485	321
Prepaid expenses	(1,261)	(2,609)
Accounts payable and accrued expenses	(5,713)	(856)
Operating lease liability	(470)	(427)
Net cash used in operating activities	(65,955)	(52,422)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	97,645	122,881
Proceeds from redemptions of available-for-sale marketable securities, at par	17,035	—
Proceeds from sale of available-for-sale marketable securities	10,677	—
Purchases of available-for-sale marketable securities	(21,016)	(71,236)
Purchases of property and equipment	—	(18)
Net cash provided by investing activities	104,341	51,627
Financing activities
Proceeds from the exercise of stock options	276	4,208
Net cash provided by financing activities	276	4,208
Net increase in cash, cash equivalents and restricted cash	38,662	3,413
Cash, cash equivalents and restricted cash at beginning of period	18,713	15,850
Cash, cash equivalents and restricted cash at end of period	$57,375	$19,263
Noncash investing and financing activities
Shares of common stock issued in exchange for consulting services	$—	$197

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

As of June 30, 2020, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received approximately $90,300 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of June 30, 2020, the Company had unrestricted cash and cash equivalents and marketable securities of $153,046 and an accumulated deficit of $454,717. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $25,068 and $22,960 for the three months ended June 30, 2020 and 2019, respectively, and $53,990 and $44,920 for the six months ended June 30, 2020 and 2019, respectively, and had net cash used in operating activities of $65,955 and $52,422 for the six months ended June 30, 2020 and 2019, respectively.

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

The ongoing COVID-19 pandemic has interrupted business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed financial statements as soon as they become known.

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

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification, or ASC, section 320-10-20. The Company considers its marketable securities to be available-for-sale, which are its only financial instruments that are within the scope of ASU 2016-13 as of June 30, 2020. The Company’s investments in marketable securities, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and municipal bonds, are highly rated by Moody’s and S&P and have maturities primarily of less than one year but no longer than two years. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated.

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

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), or ASU 2019-12, which removes specific exceptions to the general principles in Topic 740. ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss. ASU 2019-12 also simplifies the accounting for income taxes for: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period and must adopt all the amendments in the same period. The amendments in ASU 2019-12 related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. As such, the Company expects to adopt ASU 2019-12 on January 1, 2021 and is currently evaluating the effect it will have on its results of operations, financial position and cash flows.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3. Available-for-Sale Marketable Securities

As of June 30, 2020 and December 31, 2019, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of June 30, 2020 and December 31, 2019:

As of June 30, 2020

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$13,070	$180	$—	$13,250
U.S. government agency obligations	3,499	18	—	3,517
Corporate bonds	62,077	416	(3)	62,490
Commercial paper	13,298	24	—	13,322
Municipal bonds	3,500	—	—	3,500
Total available-for-sale marketable securities	$95,444	$638	$(3)	$96,079

As of December 31, 2019

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$16,052	$31	$(2)	$16,081
U.S. government agency obligations	25,803	14	(1)	25,816
Corporate bonds	115,788	125	(23)	115,890
Commercial paper	38,547	27	(1)	38,573
Municipal bonds	3,500	—	—	3,500
Total available-for-sale marketable securities	$199,690	$197	$(27)	$199,860

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position.

As of June 30, 2020

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$5,507	$(3)	$—	$—	$5,507	$(3)
Total	$5,507	$(3)	$—	$—	$5,507	$(3)

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

As of June 30, 2020 and December 31, 2019, respectively, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary for the following categories of securities is as follows:

As of June 30, 2020 and December 31, 2019, the Company held a total of 2 out of 42 positions and 16 out of 81 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

Corporate bonds. The unrealized losses on the Company’s investments in corporate bonds relate to increased volatility and reduced liquidity in the investment grade corporate debt market due to the ongoing COVID-19 pandemic. The credit ratings of the corporate bonds in the Company’s portfolio have not been downgraded below investment grade status as a result of the pandemic. The Company expects to recover the entire amortized cost bases of those securities as the pandemic subsides and markets normalize. The Company does not intend to sell its investments in corporate bonds, and it is not more likely than not that the Company will be required to sell those investments, before recovery of their amortized cost bases. As of June 30, 2020, the Company held 2 out of 28 positions in an unrealized loss position for its corporate bonds.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of June 30, 2020, the Company’s marketable debt securities mature at various dates through December 2021. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of June 30, 2020		As of December 31, 2019
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$72,845	$73,218	$136,565	$136,701
One year to two years	22,599	22,861	63,125	63,159
Total	$95,444	$96,079	$199,690	$199,860

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three and six months ended June 30, 2020, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $10,677. The sales of shares of available-for-sale debt securities resulted in a realized gain of $60 for the three and six months ended June 30, 2020. There were no sales of available-for-sale marketable securities during the three and six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, accrued interest receivables on our available-for-sale debt securities were $401 and $971, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the six months ended June 30, 2020 and June 30, 2019.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2019	$170
Other comprehensive income before reclassifications	525
Amount reclassified from accumulated other comprehensive income	(60)
Net current period other comprehensive income	465
Balance, June 30, 2020	$635

Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	279
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	279
Balance, June 30, 2019	$165

Amounts reclassified out of AOCI into net loss are determined by specific identification. The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30,		June 30,		Statements of
Component of AOCI	2020	2019	2020	2019	Operations
Unrealized gains (losses) on available-for- sale marketable securities
Realized gains on sale of securities	$60	$—	$60	$—	Other income, net
	—	—	—	—	Benefit from income taxes
	$60	$—	$60	$—

5. Fair Value Measurements

As of June 30, 2020 and December 31, 2019, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of June 30, 2020 or December 31, 2019.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

Fair value measurement as of June 30, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$56,967	$56,967	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	13,250	—	13,250	—
U.S. government agency obligations	3,517	—	3,517	—
Corporate bonds	62,490	—	62,490	—
Commercial paper	13,322	—	13,322	—
Municipal bonds	3,500	—	3,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$153,454	$57,375	$96,079	$—

Fair value measurement as of December 31, 2019:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$18,305	$18,305	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	16,081	—	16,081	—
U.S. government agency obligations	25,816	—	25,816	—
Corporate bonds	115,890	—	115,890	—
Commercial paper	38,573	—	38,573	—
Municipal bonds	3,500	—	3,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$218,573	$18,713	$199,860	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three and six months ended June 30, 2020 and 2019, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three and six months ended June 30, 2020 and 2019, respectively.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of June 30, 2020, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of June 30, 2020 and December 31, 2019, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$56,967	$18,305
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$57,375	$18,713

7. Prepaid expenses

As of June 30, 2020, prepaid expenses were $10,124, consisting of $8,499 of prepaid R&D clinical costs, $1,170 of prepaid insurance and $455 of other prepaid costs. As of December 31, 2019, prepaid expenses were $8,863, consisting of $8,498 of prepaid R&D clinical costs, $181 of prepaid insurance, and $184 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$4,828	$9,100
Accrued research projects	5,864	6,637
Accrued professional fees	706	635
Accrued compensation and benefits	2,554	3,293
Total	$13,952	$19,665

9. Stockholders’ Equity

In June 2020, as a result of the completion of the one-year vesting period, an aggregate of 24,000 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

In April and June 2020, as a result of the achievement of certain performance targets, an aggregate of 95,834 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

In May 2019, as a result of the achievement of a clinical performance target, an aggregate of 74,166 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

On March 20, 2019, or the Effective Date, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder provided various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on the Effective Date was $19.37 per share. The services provided by the consultant were performed during the six-month period following the Effective Date. The Company recorded a prepaid expense of $197 with a corresponding offset to Additional Paid-In Capital during the six months ended June 30, 2019. The Company amortized the entire amount of the prepaid expense on a straight-line basis as stock compensation expense within general and administrative expense over the six-month period in 2019 as services were performed. During the three and six months ended June 30, 2019, $99 of stock-based compensation expense was recognized as stock compensation expense in the Condensed Statement of Comprehensive Loss, all of which was related to G&A expense.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company retains the rights to make and have made the Licensed Product in the Territory for commercial sale by VFMCRP in the Field in or outside the Territory and for supply of Licensed Product to VFMCRP under the terms of a supply agreement, or the VFMCRP Supply Agreement, which was executed in May 2020. The supply price is the Company’s cost of goods sold, as calculated under U.S. GAAP, plus an agreed upon margin. The VFMCRP Supply Agreement will co-terminate with the VFMCRP Agreement.

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized as clinical compound revenue in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. During the three and six months ended June 30, 2020, the Company recognized clinical compound revenue of $88 from the sale of clinical compound to VFMCRP and as a result, the Company incurred R&D expense of $79 during these respective periods.

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

During the three months ended June 30, 2020, the Company recognized clinical compound revenue of $447 from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $403 during this period. There were no sales of clinical compound to Maruishi during the three months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, the Company recognized clinical compound revenue of $519 and $140, respectively, from the sale of clinical compound to Maruishi, and as a result, the Company incurred R&D expense of $467 and $126, respectively, during these periods.

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

Contract balances

As of June 30, 2020, the Company had deferred revenue, current of $9,768 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of June 30, 2020. As of December 31, 2019, the Company had deferred revenue, current of $22,262 related to the performance obligations from the VFMCRP Agreement and had no balances of

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2019.

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

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. The Company’s only performance obligation under the VFMCRP Supply Agreement is to deliver CR845/difelikefalin injection to VFMCRP in accordance with the receipt of purchase orders.

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

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. For the three and six months ended June 30, 2020, $4,473 and $12,494, respectively, were recognized as license and milestone fees revenue based on the percentage of R&D services that were completed during the period. As of June 30, 2020, $45,676 of the $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. As of June 30, 2020, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $9,768 at June 30, 2020 will be recognized in the second half of 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

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

In May 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and the Company recorded $626 (net of South Korean taxes) as license and milestone fees revenue in its Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2020. There were no contract assets or receivables related to this milestone payment from CKDP as the payment was received during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, no milestone events were probable of occurrence or achieved.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three and six months ended June 30, 2020 and 2019, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding	46,799,703	39,818,162	46,762,327	39,685,954
Diluted:
Weighted average common shares outstanding - Basic	46,799,703	39,818,162	46,762,327	39,685,954
Common stock options*	—	—	—	—
Denominator for diluted net loss per share	46,799,703	39,818,162	46,762,327	39,685,954
*	No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(25,068)	$(22,960)	$(53,990)	$(44,920)
Weighted-average common shares outstanding:
Basic and Diluted	46,799,703	39,818,162	46,762,327	39,685,954
Net loss per share, Basic and Diluted	$(0.54)	$(0.58)	$(1.15)	$(1.13)

As of June 30, 2020 and 2019, 4,964,766 and 4,705,722 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 236,000 unvested restricted stock units issued to executive officers that were outstanding at June 30, 2020 were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. The 36,000 restricted stock units granted in June 2020 to the non-employee members of the Board of Directors were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive (see Note 13, Stock-Based Compensation).

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

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator. Initial grants of Stock Awards made to employees and non-employee consultants generally vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date. Stock options initially granted to new members of the Company’s Board of Directors vest over a period of three years in equal quarterly installments from the date of the grant, subject to the option holder’s continued service as a Director through such date. Subsequent grants to Directors that are

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

made automatically at Annual Meetings of Stockholders vest fully on the first anniversary of the date of grant. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

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

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units will vest on the earlier of (i) June 4, 2021 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and six months ended June 30, 2020, $40 of stock compensation expense relating to these restricted stock units was recognized in the Condensed Statements of Comprehensive Loss, all of which related to G&A expense. None of the 36,000 restricted stock units vested and were settled in shares of the Company’s common stock as of June 30, 2020.

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, NDA filing and FDA approval as well as the recipient’s continuous service through each performance target. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the various milestones were probable of being achieved, and accordingly, the Company did not recognize any compensation expense during the three and six months ended June 30, 2020. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria have been achieved and therefore, the restricted stock units are earned and vesting has occurred.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three months ended June 30, 2020, the Company recognized $142 of stock compensation expense in the Condensed Statement of Comprehensive Loss, consisting of $47 relating to R&D expense and $95 relating to G&A expense. For the six months ended June 30, 2020, the Company recognized $186 of stock compensation expense in the Condensed Statement of Comprehensive Loss, consisting of $61 relating to R&D expense and $125 relating to G&A expense. None of the 98,000 restricted stock units vested or were settled in shares of the Company’s common stock as of June 30, 2020.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vested on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and six months ended June 30, 2020, $82 and $205, respectively, of stock compensation expense relating to these restricted stock units was recognized in the Condensed Statements of Comprehensive Loss, all of which related to G&A expense. For the three and six months ended June 30, 2019, the Company recognized $41 of stock compensation expense relating to the Board of Directors’ restricted stock units in the Condensed Statements of Comprehensive Loss, all of which related to G&A expense. All 24,000 restricted stock units vested and were settled in shares of the Company’s common stock as of June 30, 2020.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the milestones were probable of being achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. In May 2019, performance targets relating to an aggregate of 74,166 restricted stock units had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. In December 2019, performance targets relating to 36,666 restricted stock units had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. Also in December 2019, 8,334 restricted stock units were forfeited. In April and June 2020, performance targets relating to 65,834 and 30,000 restricted stock units, respectively, had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. As a result, no restricted stock units remain unvested as of June 30, 2020. During the three and six months ended June 30, 2020, the Company recognized $1,543 of stock compensation expense relating to the vesting of these restricted stock units in the Condensed Statements of Comprehensive Loss, consisting of $1,087 relating to R&D expense and $456 relating to G&A expense. During the three and six months ended June 30, 2019, $1,194 of stock compensation expense relating to the vesting of these restricted stock units was recognized in the Condensed Statements of Comprehensive Loss, consisting of $590 relating to G&A expense and $604 relating to R&D expense.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, the Company granted 147,000 and 241,000 stock options during the three months ended June 30, 2020 and 2019, respectively, and 820,350 and 1,198,000 stock options during the six months ended June 30, 2020 and 2019, respectively. No stock options were granted under the 2019 Inducement Plan during the three and six months ended June 30, 2020. The fair values of stock options granted during the three and six months ended June 30, 2020 and 2019 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.42% - 0.54%	1.95% - 2.36%	0.42% - 1.57%	1.95% - 2.62%
Expected volatility	73.73% - 74.80%	73.06% - 73.78%	73.72% - 74.80%	73.06% - 75.19%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee options (in years)	6.25	6.25	6.25	6.25
Expected life of non-employee options (in years)	—	—	—	—

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended June 30, 2020 and 2019 was $10.23 and $13.07, respectively, and during the six months ended June 30, 2020 and 2019 was $10.53 and $11.28, respectively. No options were granted to non-employee consultants during the three and six months ended June 30, 2020 and 2019.

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

January 1, 2019
Risk-free interest rate	2.59% - 2.62%
Expected volatility	58.9% - 84.6%
Expected dividend yield	0%
Expected life of non-employee options (in years)	0.81 - 8.19

During the three and six months ended June 30, 2020 and 2019, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$1,670	$1,326	$3,279	$2,408
General and administrative	1,142	1,355	2,212	2,507
Total stock option expense	$2,812	$2,681	$5,491	$4,915

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of executives’ restricted stock units for $1,133 in R&D expense and $551 in G&A expense for the three months ended June 30, 2020, and $1,147 in R&D expense and $581 in G&A expense for the six months ended June 30, 2020; (ii) the vesting of executives’ restricted stock units for $604 in R&D expense and $590 in G&A expense for the three and six months ended June 30, 2019; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $122 and $245 in G&A expense for the three and six months ended June 30, 2020, respectively; (iv) compensation expense relating to the Board of Directors’ restricted stock units for $41 in G&A expense for the three and six months ended June 30, 2019; and (v) the issuance of common stock relating to the consulting agreement for $99 in G&A expense for the three and six months ended June 30, 2019.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the six months ended June 30, 2020 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2019	4,450,517	$14.73
Granted	820,350	16.04
Exercised	(24,346)	11.34
Expired	(167,964)	13.85
Forfeited	(113,791)	16.21
Outstanding, June 30, 2020	4,964,766	$14.96
Options exercisable, June 30, 2020	2,756,734

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three and six months ended June 30, 2020 and 2019.

14. Income Taxes

For the three months ended June 30, 2020 and 2019, pre-tax losses were $25,250 and $23,195, respectively, and for the six months ended June 30, 2020 and 2019, pre-tax losses were $54,294 and $45,240, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of June 30, 2020 and December 31, 2019. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $182 and $235 for the three months ended June 30, 2020 and 2019, respectively, and $304 and $320 for the six months ended June 30, 2020 and 2019, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

On June 30, 2020 and December 31, 2019, the Company did not have any foreign subsidiaries and the international aspects of the Tax Cuts and Jobs Act are not applicable for the respective periods.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. During the three and six months ended June 30, 2020, no milestone payments or royalties were paid to Enteris by the Company.

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

Leases

In December 2015, the Company entered into a lease agreement, or the Stamford Lease, for office space in Stamford, Connecticut, or the Premises, for the purposes of relocating its headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in December 2023 and is renewable for one five-year term.

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

Under ASC 842, lease expense is recognized on a straight-line basis over the lease term. As a result, $236 and $470 of operating lease cost, or lease expense, was recognized in the Company’s Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2020, respectively, consisting of $165 relating to R&D lease expense and $71 relating to G&A lease expense for the three month period, and $329 relating to R&D lease expense and $141 relating to G&A lease expense for the six month period. For the three and six months ended June 30, 2019, $234 and $469, respectively, of operating lease cost, or lease expense, was recognized in the Company’s Condensed Statements of Comprehensive Loss, consisting of $164 relating to R&D lease expense and $70 relating to G&A lease expense for the three month period, and $328 relating to R&D lease expense and $141 relating to G&A lease expense for the six month period.

In June 2020, the Company entered into an amendment to the Stamford Lease to add additional office space, or the Lease Amendment. The term of the Lease Amendment begins when renovation of the additional space is complete and the Company takes possession of the additional space (expected by the end of 2020), or the Amendment Commencement Date, and ends on December 31, 2023. The Lease Amendment is also renewable for one five-year term, although this renewable period is not included as part of the lease term as defined in ASC 842 since it is not reasonably certain that the Company will exercise that option. The Lease Amendment contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and non-lease component on a relative standalone price basis. The rent for the Lease Amendment is at market rate as of the signing of the Lease Amendment. The Lease Amendment requires monthly lease payments, including rent escalations, during the lease term. The Company will begin paying rent for the Lease Amendment on the Amendment Commencement Date.

The Company will account for the terms and conditions of the Lease Amendment as a lease modification, as defined in ASC 842, because it grants an additional right-of-use to an underlying asset (the new additional space). Under ASC 842, a lease modification can result in either a new lease that is accounted for separately from the original lease or as a single modified lease. The Lease Amendment is accounted for separately from the original Stamford Lease because the Lease Amendment grants the right-of-use to additional space and the price of the additional right-of-use is commensurate with its standalone price as no discounts were provided to the Company. Furthermore, there were no material changes to the original Stamford Lease.

As of the Amendment Commencement Date, the Company will determine and record the lease liability for the Lease Amendment as the sum of the present value of the future minimum lease payments over the term for the new lease (which is expected to approximate $2,000). Since the Lease Amendment does not provide an implicit interest rate, the Company will use an incremental borrowing rate of 7%, which is based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the Lease Amendment. The Company will also record a ROU

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

asset equal to the amount of the lease liability, as no lease incentives were identified in the Lease Amendment. During the term of the Lease Amendment, interest expense will be calculated using the effective interest method and the ROU asset will be amortized on a straight-line basis over the lease term, and both will be recorded as lease expense in the Company’s Condensed Statements of Comprehensive Loss.

Other information related to the Stamford Lease was as follows (information related to the Lease Amendment is not included until the Amendment Commencement Date):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows relating to operating lease	$309	$302	$615	$603
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$3,636
Remaining lease term - operating lease (years)	3.5	4.4	3.5	4.4
Discount rate - operating lease	7.0%	7.0%	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of June 30, 2020, were as follows (information related to the Lease Amendment is not included until the Amendment Commencement Date):

Year Ending December 31,
2020 (Excluding the six months ended June 30, 2020)	$625
2021	1,264
2022	1,288
2023	1,311
2024	—
Total future minimum lease payments, undiscounted	4,488
Less imputed interest	(523)
Total	$3,965

Operating lease liability reported as of June 30, 2020:
Operating lease liability - current	$1,006
Operating lease liability - non-current	2,959
Total	$3,965

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the timing of our regulatory submissions for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for KORSUVA (CR845/difelikefalin) injection in CKD-aP, and for Oral KORSUVA (CR845/difelikefalin) in CKD-aP, chronic liver disease associated pruritus, or CLD-aP, and pruritus associated with atopic dermatitis, or AD;
●	our plans to develop and commercialize KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP and AD markets as well as post-operative care markets;
●	the potential regulatory development pathway for KORSUVA (CR845/difelikefalin) injection in CKD-aP and CR845/difelikefalin injection in acute post-operative setting;
●	the rate and degree of market acceptance of any approved products;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated commercial launch of our lead product candidate, KORSUVA (CR845/difelikefalin) injection;
●	the anticipated use of Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);
●	the potential of future scheduling of KORSUVA (CR845/difelikefalin) injection by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available;
●	the performance of third-party manufacturers and clinical research organizations, or CROs; and
●	the potential effects of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans.

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

Recent Developments

COVID-19 Update

The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The timing of our anticipated submission of our New Drug Application, or NDA, to the FDA for KORSUVA (CR845/difelikefalin) injection has not been affected, and we are still on track to submit our NDA in the fourth quarter of 2020. The COVID-19 pandemic, however, has affected, and may in the future affect, the initiation of certain trial sites and patient enrollment for our ongoing Phase 2 clinical trials of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in patients with AD and for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. We are continuing to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, partners and other third-parties with whom we do business. The extent to which the ongoing and evolving COVID-19 pandemic may affect our business, operations and clinical development and regulatory timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Dr. Susan Shiff Appointed to Board of Directors

In June 2020, we increased the size of our Board of Directors, or the Board, and appointed Susan Shiff, Ph.D., M.B.A. to serve as a member of our Board with a term expiring at our 2021 Annual Meeting of Stockholders. Dr. Shiff was also appointed to serve as a member of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board. There is no arrangement or understanding between Dr. Shiff and any other person pursuant to which she was selected as a director, and there is no family relationship between Dr. Shiff and any of our other directors or executive officers.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with certain diseases such as CKD, CLD and dermatological conditions such as AD as well as moderate-to-severe pain due to the following attributes:

●	novel, peripherally-acting, KOR agonist mechanism of action;
●	evidence of efficacy in completed clinical trials of pruritus and pain;
●	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
●	potential for reduction of post-operative nausea and vomiting, or PONV;
●	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
●	lower potential for addiction or abuse liability;
●	avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and
●	availability in injectable form for the treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings as well as for pain and/or PONV treatment in the acute care setting and oral form for treatment of pruritus or chronic pain conditions in the outpatient setting.

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• KALM-2 (Global) Phase 3 pivotal trial completed; top-line data reported • KALM-1 pivotal trial completed; top-line data reported	Cara (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
• Phase 3 safety trials complete
• Breakthrough Therapy Designation granted by FDA in June 2017
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD -PBC	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis	• KARE Phase 2 efficacy trial ongoing; interim assessment complete – target enrollment increased to 410 patients	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

CKD-aP is an intractable systemic itch condition with high prevalence for which there are no approved therapeutics in the United States or Europe. Based on the results from our efficacy and safety trials highlighted below, we expect to submit an NDA to the FDA for KORSUVA (CR845/difelikefalin) injection in the fourth quarter of 2020, and expect our partner, VFMCRP, to submit a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, shortly thereafter.

In April 2020, we announced positive top-line results from our KALM-2 pivotal Phase 3 trial of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with moderate-to-severe CKD-aP. The trial met the primary and key secondary endpoints after 12 weeks of treatment. The open label extension phase of this trial is also complete.

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

In May 2019, we announced positive results from the double blinded phase of our KALM-1 pivotal Phase 3 efficacy trial (KALM-1) of KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in patients undergoing hemodialysis. The trial met the primary and all secondary endpoints after 12 weeks of treatment. The open label extension phase of this trial is also complete.

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

Currently, more than 1,500 total patient exposures have been achieved across our clinical trials in hemodialysis patients, with more than 700 patients completing at least six months of treatment and more than 400 patients completing one year of treatment.

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

We intend to initiate the safety portion of a Phase 3 program for Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD in the fourth quarter of 2020, and expect to conduct an End of Phase 2 Meeting with the FDA in the first quarter of 2021.

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

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 16. We continue to screen patients in this ongoing Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) and aim to have top-line data in the first half of 2021, due in part to delays related to the ongoing COVID-19 pandemic.

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

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

In July 2019, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in approximately 240 adult subjects with AD. Subjects will be randomized to three tablet strengths of Oral KORSUVA (CR845/difelikefalin): 0.25 mg, 0.5 mg and 1 mg twice daily versus placebo for 12 weeks followed by a 4-week active extension phase. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 of the treatment period. Secondary endpoints include proportion of patients achieving > 4 point improvement in itch NRS score at week 12, as well as change from baseline in itch-related quality of life scores at the end of week 12 as assessed by the total Skindex-10 and 5-D itch scales, and itch related Sleep Quality Assessment. Safety endpoints used to evaluate the overall safety and tolerability of Oral KORSUVA (CR845/difelikefalin) will also be included.

In January 2020, we expanded this Phase 2 trial to include approximately 320 adult AD patients with moderate-to-severe pruritus and incorporated an interim conditional power assessment into the design, to be conducted after approximately 50% of the targeted patient number complete the designated 12-week treatment period. In June 2020, we announced that based on the Independent Data Monitoring Committee’s, or IDMC’s, recommendation, the trial will be increased by approximately 28%, from the previous enrollment target of 320 patients to 410 patients, to maintain the prespecified statistical power of 80% or greater on the trial’s primary endpoint of change from baseline in the weekly mean of the daily 24-hour worst itching NRS score and key secondary endpoint of proportion of patients achieving a > 4 point improvement in itch NRS score at week 12. The IDMC’s recommendation was based on the results of the prespecified interim conditional power assessment conducted after approximately 50% of the originally targeted patient number completed the designated 12-week treatment period.

Based on current sample size and ongoing enrollment rates, we expect to complete full trial enrollment in the fourth quarter of 2020 and we aim to report the top-line results from this trial in the first half of 2021, subject to any delays related to the ongoing COVID-19 pandemic.

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

We have completed an advisory meeting with the FDA regarding the potential regulatory path forward for PONV and we are currently evaluating potential next steps.

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

Under the terms of the Maruishi Agreement, we are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones, of which $2.5 million (before contractual foreign currency exchange adjustments) has been received as of June 30, 2020. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated.

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

Under the terms of the CKDP Agreement, we are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). In May 2020, we met the milestone criteria, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As a result, in June 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP. As of June 30, 2020, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. To date, we have earned a total of $6.6 million in clinical development or regulatory milestone payments and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the VFMCRP Agreement or royalties under any of our collaborations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
License and milestone fees revenue	$5,099	$5,208	-2%	$13,120	$9,450	39%
Clinical compound revenue	535	—	100%	607	140	334%
Total revenue	$5,634	$5,208	8%	$13,727	$9,590	43%

License and milestone fees revenue

License and milestone fees revenue of $5.1 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively, were related to license fees of $4.5 and $5.2 million, respectively, earned by us during the respective periods in connection with the VFMCRP Agreement, as well as $0.6 million (net of South Korean withholding taxes) earned by us during the three months ended June 30, 2020 for achieving a development milestone under the CKDP Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

License and milestone fees revenue of $13.1 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively, were related to license fees of $12.5 million and $9.5 million, respectively, earned by us during the respective periods in connection with the VFMCRP Agreement, as well as $0.6 million (net of South Korean withholding taxes) earned by us during the six months ended June 30, 2020 for achieving a development milestone under the CKDP Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

Clinical compound revenue of $535 thousand for the three months ended June 30, 2020 was related to the sales of clinical compound to VFMCRP for $88 thousand and to Maruishi for $447 thousand. Clinical compound revenue of $607 thousand for the six months ended June 30, 2020 was related to the sales of clinical compound to VFMCRP for $88 thousand and to Maruishi for $519 thousand. Clinical compound revenue of $140 thousand for the six months ended June 30, 2019 was related to the sale of clinical compound to Maruishi. There were no sales of clinical compound during the three months ended June 30, 2019.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$17,063	$17,542	-3%	$42,802	$35,283	21%
Consultant services in support of clinical trials	1,398	1,122	25%	2,673	2,380	12%
Stock-based compensation	2,803	1,929	45%	4,426	3,011	47%
Depreciation and amortization	27	27	0%	55	55	0%
Other R&D operating expenses	4,817	3,736	29%	9,688	7,235	34%
Total R&D expense	$26,108	$24,356	7%	$59,644	$47,964	24%

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $7.8 million, mainly from activities related to the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients and costs associated with a supportive Phase 1 study. Those costs were partially offset by an increase of $7.2 million, mainly from the Phase 2 efficacy trial for pruritus associated with AD, the KALM-2 Phase 3 efficacy trial and up to 12 week Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis and costs associated with a supportive Phase 1 study. There was also an increase of $0.5 million in drug manufacturing costs. The increase in stock-based compensation expense was primarily the result of additional stock option and restricted stock unit grants to new and existing employees. The increase in other R&D operating expenses primarily resulted from an increase in payroll and related costs and cost of clinical compound sales, partially offset by a decrease in conferences and travel and related costs for the three months ended June 30, 2020.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $20.7 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial and up to 12 week Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD and costs associated with supportive Phase 1 studies. There was also an increase of $1.2 million in drug manufacturing costs. Those costs were partially offset by a decrease of $14.0 million, mainly from the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, costs associated with a supportive Phase 1 study and other license fees. The increase in stock-based compensation expense was primarily the result of additional stock option and restricted stock unit grants to new and existing employees. The increase in other R&D operating expenses primarily resulted from an increase in payroll and related costs and cost of clinical compound sales for the six months ended June 30, 2020.

The following table summarizes our R&D expenses by programs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$12,160	$13,298	-9%	$31,151	$27,188	15%
I.V. CR845 - Pain	25	160	-85%	56	359	-84%
Oral CR845 - Pruritus	6,225	5,195	20%	14,195	10,094	41%
Oral CR845 - Pain	6	12	-52%	15	22	-34%
Internal research and development expenses	7,692	5,691	35%	14,227	10,301	38%
Total research and development expenses	$26,108	$24,356	7%	$59,644	$47,964	24%

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,306	$903	45%	$2,437	$1,832	33%
Stock-based compensation	1,815	2,085	-13%	3,039	3,238	-6%
Depreciation and amortization	21	22	-9%	41	44	-7%
Other G&A operating expenses	2,268	1,984	14%	4,451	3,788	18%
Total G&A expense	$5,410	$4,994	8%	$9,968	$8,902	12%

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs and legal fees. The decrease in stock-based compensation expense was primarily the result of the resignation of our former Chief Financial Officer in December 2019 and the issuance of common stock relating to the consulting agreement that ended in 2019, partially offset by additional stock option grants to employees and members of our Board of Directors. The increase in other G&A operating expenses was primarily the result of increases in insurance costs.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, the increase in professional fees and public/investor relations expenses was primarily the result of increased consultants’ costs and accounting and legal fees. The decrease in stock-based compensation expense was primarily the result of the resignation of our former Chief Financial Officer in December 2019 and the issuance of common stock relating to the consulting agreement that ended in 2019, partially offset by additional stock option grants to employees and members of our Board of Directors. The increase in other G&A operating expenses was primarily the result of increases in insurance and payroll and related costs.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$634	$947	-33%	$1,591	$2,036	-22%

During the three months ended June 30, 2020 compared to the three months ended June 30, 2019, the decrease in other income, net was primarily due to a decrease in net accretion income and a decrease in interest income resulting from a lower yield on our portfolio of investments in the 2020 period.

During the six months ended June 30, 2020 compared to the six months ended June 30, 2019, the decrease in other income, net was primarily due to a decrease in net accretion income partially offset by an increase in interest income resulting from a higher average balance of our portfolio of investments in the 2020 period.

Benefit from Income Taxes

For the three months ended June 30, 2020 and 2019, pre-tax losses were $25.3 million and $23.2 million, respectively, and we recognized a benefit from income taxes of $182 thousand and $235 thousand, respectively. For the six months ended June 30, 2020 and 2019, pre-tax losses were $54.3 million and $45.2 million, respectively, and we recognized a benefit from income taxes of $304 thousand and $320 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at June 30, 2020 and December 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2020, we have raised an aggregate of approximately $624.5 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of approximately $90.3 million under our license agreements, primarily with VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

As of June 30, 2020, we had $153.0 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the VFMCRP Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $470.0 million, consisting of up to $30.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of June 30, 2020, we have not received any milestone payments under the VFMCRP Agreement.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of June 30, 2020, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments under the Maruishi Agreement.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. In May 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and we recorded $0.6 million (net of South Korean withholding tax) as license and milestone fees revenue relating to the milestone payment received from CKDP. As of June 30, 2020, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $25.1 million and $23.0 million for the three months ended June 30, 2020 and 2019, respectively, and $54.0 million and $44.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $454.7 million. We expect to continue to incur significant expenses and operating and net losses in the near future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

A change in the outcome of any of these variables with respect to the development of I.V. CR845/difelikefalin, Oral CR845/difelikefalin or any of our future product candidates would significantly change the costs and timing associated with the development of that product candidate. Further, the timing of any of the above may be impacted by the ongoing COVID-19 pandemic, introducing additional uncertainty.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable the submission of a new drug application, conducting supportive Phase 1 trials and Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD and AD, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of June 30, 2020 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019

	Dollar amounts in thousands
Net cash used in operating activities	$(65,955)	$(52,422)
Net cash provided by investing activities	104,341	51,627
Net cash provided by financing activities	276	4,208
Net increase in cash, cash equivalents and restricted cash	$38,662	$3,413

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of a net loss of $54.0 million, a $7.3 million cash outflow from net changes in operating assets and liabilities and a $4.7 million cash outflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a cash outflow of $5.7 million from a decrease in accounts payable and accrued expenses and a cash outflow of $1.3 million from an increase in prepaid expenses, primarily related to an increase in prepaid clinical costs. Net non-cash charges primarily consisted of a decrease of $12.5 million in deferred revenue associated with our VFMCRP Agreement, partially offset by stock-based compensation expense of $7.5 million.

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

Net cash provided by investing activities

Net cash provided by investing activities was $104.3 million for the six months ended June 30, 2020, which primarily included cash inflows of $114.7 million from maturities and redemptions of available-for-sale marketable securities and proceeds of $10.7 million from sales of available-for-sale marketable securities, partially offset by cash outflows of $21.0 million for the purchases of available-for-sale marketable securities.

Net cash provided by investing activities was $51.6 million for the six months ended June 30, 2019, which primarily included cash inflows of $122.9 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $71.2 million for the purchase of available-for-sale marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 consisted of proceeds of $276 thousand and $4.2 million, respectively, received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2020 consisted of an operating lease obligation in connection with the lease agreement for our operating facility in Stamford, Connecticut we entered into in December

2015 and amended in June 2020, the Enteris License Agreement we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. However, we have no material non-cancelable purchase commitments with these contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement relate to milestone events that may or may not be achieved.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three and six months ended June 30, 2020, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2020, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of June 30, 2020, we had invested $96.1 million of our cash reserves in such marketable securities. Those marketable securities included $96.1 million of investment grade debt instruments with a yield of approximately 1.70% and maturities through December 2021. As of December 31, 2019, we had invested $199.9 million of our cash reserves in such marketable securities. Those marketable securities included $199.9 million of investment grade debt instruments with a yield of approximately 2.08% and maturities through December 2021.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of June 30, 2020 and December 31, 2019, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2020, we implemented ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Although ASU 2016-13 did not have a material impact on our results of operations, financial position or cash flows upon adoption, we did revise our internal controls and procedures to review qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss during the six months ended June 30, 2020.

There was no other change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing I.V. and Oral CR845/difelikefalin with the goal of achieving regulatory approval. Since inception, we have incurred significant operating and net losses. Our net losses were $25.1 million and $23.0 million for the three months ended June 30, 2020 and 2019, respectively, and $54.0 million and $44.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $454.7 million. We expect to continue to incur significant expenses and operating and net losses over the next several years, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our net losses may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with VFMCRP, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

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

We believe that with our available cash and cash equivalents and marketable securities balances as of June 30, 2020, we will have sufficient funds to meet our projected operating requirements into the second half of 2021, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, especially our efforts to build a commercial infrastructure to prepare for the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved, and the completion of our development of Oral KORSUVA (CR845/difelikefalin) for the treatment of CKD-aP and CLD-aP, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our business, operations and clinical development and regulatory timelines and plans have been, and could continue to be, adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Our business, operations and clinical development timelines and plans have been, and could continue to be, adversely affected by health epidemics in regions where we have concentrations of third-party manufacturers, clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers or CROs upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019 (COVID-19), was reported and since then, COVID-19 has spread worldwide.

The President of the United States has declared the COVID-19 pandemic a national emergency, and many state, local and foreign governments have put in place, and continue to enforce in full or in part, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that have negatively impacted the global economy and could disrupt our business and operations. We have implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. Moreover, our clinical development and regulatory timelines and plans could be affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment has been, and could in the future be, affected and some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if quarantines impede patient movement or interrupt healthcare services. For example, we experienced a delay in initiation of certain trial sites for our ongoing Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC, and in patient enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in patients with AD. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted. Furthermore, our third-party manufacturers may be shut-down or have difficulty meeting their contractual obligations. In addition, COVID-19 may cause our third-party manufacturers of KORSUVA (CR845/difelikefalin) injection to operate at reduced capacity. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

In addition, unfavorable changes in our industry or the global economy, including as a result of the ongoing COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could affect our ability to obtain marketing approval for any of our product candidates, including KORSUVA (CR845/difelikefalin), for which we remain on track to submit our NDA to the FDA in the fourth quarter of 2020 and our MAA to the EMA shortly thereafter.

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

We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the eligibility criteria for, and design of, the trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	competition in recruiting and enrolling patients in clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients; and
●	delays or difficulties due to the ongoing COVID-19 pandemic.

For example, we experienced a delay in patient enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in patients with AD due to closure of certain clinical sites, and could in the future experience delays in either of our ongoing Phase 2 clinical trials as patient enrollment in both of these trials is not yet complete.

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

Our CROs may also have relationships with other entities, some of which may be our competitors. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and preclinical programs. In addition, the operations of our CROs may be constrained or disrupted by the ongoing COVID-19 pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our product candidates and our failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for our contract manufacturers to produce our product candidates or components of our product candidates in the volumes that we require on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, we entered into the Enteris License Agreement and intend to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin). If we experience any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, we may experience delays in the development and commercialization of Oral KORSUVA (CR845/difelikefalin). Further, if we are unable to maintain our relationship with Enteris, we may be forced to reformulate Oral KORSUVA (CR845/difelikefalin) which could result in significantly delaying commercializing Oral KORSUVA (CR845/difelikefalin) and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA. The operations of our third-party manufacturers have been and may in the future be constrained or disrupted and their operating capacity may be reduced by the ongoing COVID-19 pandemic, which could negatively impact our clinical development and commercialization timelines.

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

As of August 6, 2020, we had 72 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of CR845/difelikefalin injection, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

Since our initial public offering in January 2014, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	delays in the commencement, enrollment and ultimate completion of our clinical trials, including our ongoing Phase 3 clinical trials for KORSUVA (CR845/difelikefalin) injection for CKD-aP and our ongoing and planned trials for KORSUVA injection and Oral KORSUVA in other indications;
●	any delay or refusal on the part of the FDA in approving an NDA for KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates;
●	the commercial success of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates, if approved by the FDA;
●	results of clinical trials of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidate or those of our competitors;
●	actual or anticipated variations in quarterly or annual operating results;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets, including as a result of the ongoing COVID-19 pandemic;

●	developments concerning our sources of manufacturing supply, warehousing and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	changes in the structure of healthcare payment systems; and
●	the other factors described in this “Risk Factors” section.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, such as those related to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

10.1+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36279	10.1	May 11, 2020

10.2†	Amendment to Lease Agreement between the Registrant and Four Stamford Plaza Owner L.L.C. Stamford Lease, dated June 23, 2020.

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

CARA THERAPEUTICS, INC.

Date: August 10, 2020	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2020	By	/s/ RICHARD MAKARA
Richard Makara
VP, Head of Accounting & Controller
(Principal Financial and Accounting Officer)