Form 10-Q
period 2020-09-30
Cara Therapeutics, Inc.
filed 2020-11-09
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 5, 2020 was: 49,832,104.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$75,281	$18,305
Marketable securities	45,588	136,701
Income tax receivable	1,252	816
Other receivables	462	971
Prepaid expenses	10,254	8,863
Total current assets	132,837	165,656
Operating lease right-of-use asset	2,654	3,036
Marketable securities, non-current	10,506	63,159
Property and equipment, net	731	700
Restricted cash	408	408
Total assets	$147,136	$232,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,057	$19,665
Operating lease liability, current	1,030	967
Current portion of deferred revenue	511	22,262
Total current liabilities	16,598	42,894

Operating lease liability, non-current	2,691	3,352
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019, zero shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019, 46,892,552 shares and 46,720,225 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	47	47
Additional paid-in capital	598,663	587,223
Accumulated deficit	(471,226)	(400,727)
Accumulated other comprehensive income	363	170
Total stockholders’ equity	127,847	186,713
Total liabilities and stockholders’ equity	$147,136	$232,959

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
License and milestone fees	$9,257	$5,785	$22,377	$15,235
Clinical compound revenue	9	—	616	140
Total revenue	9,266	5,785	22,993	15,375
Operating expenses:
Research and development	21,067	35,992	80,711	83,956
General and administrative	5,219	4,226	15,187	13,128
Total operating expenses	26,286	40,218	95,898	97,084
Operating loss	(17,020)	(34,433)	(72,905)	(81,709)
Other income, net	379	1,261	1,970	3,297
Loss before benefit from income taxes	(16,641)	(33,172)	(70,935)	(78,412)
Benefit from income taxes	132	330	436	650
Net loss	$(16,509)	$(32,842)	$(70,499)	$(77,762)
Net loss per share:
Basic and Diluted	$(0.35)	$(0.74)	$(1.51)	$(1.88)
Weighted average shares:
Basic and Diluted	46,885,424	44,517,134	46,803,659	41,314,044
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(272)	(12)	193	267
Total comprehensive loss	$(16,781)	$(32,854)	$(70,306)	$(77,495)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	39,547,558	$39	$428,059	$(294,354)	$(114)	$133,630
Stock-based compensation expense	—	—	2,234	—	—	2,234
Shares issued upon exercise of stock options	17,291	—	234	—	—	234
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(21,960)	—	(21,960)
Other comprehensive income	—	—	—	—	187	187
Balance at March 31, 2019	39,575,044	$39	$430,724	$(316,314)	$73	$114,522
Stock-based compensation expense	—	—	2,681	—	—	2,681
Shares issued upon exercise of stock options	378,706	1	3,974	—	—	3,975
Shares issued upon vesting of restricted stock units	74,166	—	1,235	—	—	1,235
Net loss	—	—	—	(22,960)	—	(22,960)
Other comprehensive income	—	—	—	—	92	92
Balance at June 30, 2019	40,027,916	$40	$438,614	$(339,274)	$165	$99,545
Sale of common stock in a follow-on public offering ($23.00 per share), net of underwriting discounts and commissions and offering expenses of $8,950	6,325,000	6	136,519	—	—	136,525
Issuance of common stock upon entry into License Agreement with Enteris Biopharma, Inc. ($23.42 per share)	170,793	—	4,000	—	—	4,000
Stock-based compensation expense	—	—	2,835	—	—	2,835
Shares issued upon exercise of stock options	150,268	—	1,843	—	—	1,843
Net loss	—	—	—	(32,842)	—	(32,842)
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance at September 30, 2019	46,673,977	$46	$583,811	$(372,116)	$153	$211,894

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713
Stock-based compensation expense	—	—	2,846	—	—	2,846
Shares issued upon exercise of stock options	7,500	—	75	—	—	75
Net loss	—	—	—	(28,922)	—	(28,922)
Other comprehensive loss	—	—	—	—	(238)	(238)
Balance at March 31, 2020	46,727,725	$47	$590,144	$(429,649)	$(68)	$160,474
Stock-based compensation expense	—	—	2,993	—	—	2,993
Shares issued upon exercise of stock options	16,846	—	201	—	—	201
Shares issued upon vesting of restricted stock units	119,834	—	1,625	—	—	1,625
Net loss	—	—	—	(25,068)	—	(25,068)
Other comprehensive income	—	—	—	—	703	703
Balance at June 30, 2020	46,864,405	$47	$594,963	$(454,717)	$635	$140,928
Stock-based compensation expense	—	—	3,305	—	—	3,305
Shares issued upon exercise of stock options	28,147	—	395	—	—	395
Net loss	—	—	—	(16,509)	—	(16,509)
Other comprehensive loss	—	—	—	—	(272)	(272)
Balance at September 30, 2020	46,892,552	$47	$598,663	$(471,226)	$363	$127,847

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating activities
Net loss	$(70,499)	$(77,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,770	9,182
Depreciation and amortization	147	150
Amortization expense component of lease expense	496	445
Noncash expense related to oral formulation license agreement	—	4,000
Amortization/(Accretion) of available-for-sale marketable securities, net	28	(1,168)
Realized gain on sale of available-for-sale marketable securities	(126)	—
Deferred revenue	(21,751)	(15,235)
Changes in operating assets and liabilities:
Income tax receivable	(436)	(369)
Other receivables	509	142
Prepaid expenses	(1,391)	(3,751)
Accounts payable and accrued expenses	(4,608)	6,958
Operating lease liability	(714)	(651)
Net cash used in operating activities	(87,575)	(78,059)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	119,895	195,839
Proceeds from redemptions of available-for-sale marketable securities, at par	22,035	—
Proceeds from sale of available-for-sale marketable securities	23,148	—
Purchases of available-for-sale marketable securities	(21,016)	(241,075)
Purchases of property and equipment	(182)	(18)
Net cash provided by (used in) investing activities	143,880	(45,254)
Financing activities
Proceeds from the sale of common stock in a follow-on public offering, net of issuance costs	—	136,525
Proceeds from the exercise of stock options	671	6,051
Net cash provided by financing activities	671	142,576
Net increase in cash, cash equivalents and restricted cash	56,976	19,263
Cash, cash equivalents and restricted cash at beginning of period	18,713	15,850
Cash, cash equivalents and restricted cash at end of period	$75,689	$35,113
Noncash investing and financing activities
Shares of common stock issued in connection with oral formulation license agreement	$—	$4,000
Shares of common stock issued in exchange for consulting services	—	197

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

As of September 30, 2020, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received approximately $90,300 under its license agreements for CR845/difelikefalin, primarily with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor (International) Ltd., or Vifor, in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of September 30, 2020, the Company had unrestricted cash and cash equivalents and marketable securities of $131,375 and an accumulated deficit of $471,226. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $16,509 and $32,842 for the three months ended September 30, 2020 and 2019, respectively, and $70,499 and $77,762 for the nine months ended September 30, 2020 and 2019, respectively, and had net cash used in operating activities of $87,575 and $78,059 for the nine months ended September 30, 2020 and 2019, respectively.

In October 2020, the Company entered into a license agreement with Vifor pursuant to which the Company received an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock (see Note 16, Subsequent Events).

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

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification, or ASC, section 320-10-20. The Company considers its marketable securities to be available-for-sale, which are its only financial instruments that are within the scope of ASU 2016-13 as of September 30, 2020. The Company’s investments in marketable securities, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds and commercial paper, are highly rated by Moody’s and S&P and have maturities primarily

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

of less than one year but no longer than two years. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated.

ASU 2016-13 modifies the prior other-than-temporary impairment model for available-for-sale debt securities by requiring (1) estimating expected credit losses (the portion of the amortized cost basis of a financial asset that the Company does not expect to collect) only when the fair value is below the amortized cost of the asset; (2) recording a credit loss without regard to the length of time a security has been in an unrealized loss position; (3) limiting the measurement of the credit loss to the difference between the security’s amortized cost basis and its fair value; and (4) presenting credit losses as an allowance rather than as a write-down, which will allow the Company to record reversals of credit losses in current period net income, a practice that was previously prohibited. In April and November 2019, respectively, codification improvements were issued to help clarify and correct certain portions of ASU 2016-13.

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

On January 1, 2020, the Company adopted ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), or ASU 2019-08, which requires the Company to measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

as a reduction to the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer. The adoption of ASU 2019-08 did not have a material effect on its results of operations, financial position or cash flows since the Company has not historically granted share-based payment awards to customers.

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

3. Available-for-Sale Marketable Securities

As of September 30, 2020 and December 31, 2019, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions. As of December 31, 2019, the Company’s available-for-sale marketable securities also consisted of municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2020 and December 31, 2019:

As of September 30, 2020

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$9,081	$98	$—	$9,179
U.S. government agency obligations	3,499	8	—	3,507
Corporate bonds	41,827	256	—	42,083
Commercial paper	1,324	1	—	1,325
Total available-for-sale marketable securities	$55,731	$363	$—	$56,094

As of December 31, 2019

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$16,052	$31	$(2)	$16,081
U.S. government agency obligations	25,803	14	(1)	25,816
Corporate bonds	115,788	125	(23)	115,890
Commercial paper	38,547	27	(1)	38,573
Municipal bonds	3,500	—	—	3,500
Total available-for-sale marketable securities	$199,690	$197	$(27)	$199,860

There were no individual debt securities in an unrealized loss position as of September 30, 2020. The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2019.

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

As of September 30, 2020, no allowance for credit losses was recognized on the Company’s available-for-sale debt securities as there were no individual debt securities in an unrealized loss position. As of December 31, 2019, no allowance for credit losses was recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of September 30, 2020 and December 31, 2019, the Company held a total of 0 out of 27 positions and 16 out of 81 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate were not considered to be material as of December 31, 2019. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2020, the Company’s marketable debt securities mature at various dates through December 2021. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of September 30, 2020		As of December 31, 2019
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$45,331	$45,588	$136,565	$136,701
One year to two years	10,400	10,506	63,125	63,159
Total	$55,731	$56,094	$199,690	$199,860

All available-for-sale marketable securities are classified as Marketable securities, current or Marketable securities, non-current depending on the contractual maturity date of the individual available-for-sale security. Other income, net includes interest and dividends, accretion/amortization of discounts/premiums, realized gains and losses on sales of securities and credit loss expense due to declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

During the three and nine months ended September 30, 2020, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $12,471 and $23,148, respectively. The sales of shares of available-for-sale debt securities resulted in realized gains of $66 and $126 for the three and nine months ended September 30, 2020, respectively. There were no sales of available-for-sale marketable securities during the three and nine months ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, accrued interest receivables on our available-for-sale debt securities were $365 and $971, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of AOCI, for the nine months ended September 30, 2020 and September 30, 2019.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2019	$170
Other comprehensive income before reclassifications	319
Amount reclassified from accumulated other comprehensive income	(126)
Net current period other comprehensive income	193
Balance, September 30, 2020	$363

Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	267
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	267
Balance, September 30, 2019	$153

Amounts reclassified out of AOCI into net loss are determined by specific identification. The reclassifications out of AOCI and into net loss were as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
	September 30,		September 30,		Statements of
Component of AOCI	2020	2019	2020	2019	Operations
Unrealized gains (losses) on available-for- sale marketable securities
Realized gains on sale of securities	$66	$—	$126	$—	Other income, net
	—	—	—	—	Benefit from income taxes
	$66	$—	$126	$—

5. Fair Value Measurements

As of September 30, 2020 and December 31, 2019, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported on the Company’s Condensed Balance Sheets as Marketable Securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2020 or December 31, 2019.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

Fair value measurement as of September 30, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$75,281	$75,281	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	9,179	—	9,179	—
U.S. government agency obligations	3,507	—	3,507	—
Corporate bonds	42,083	—	42,083	—
Commercial paper	1,325	—	1,325	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$131,783	$75,689	$56,094	$—

Fair value measurement as of December 31, 2019:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$18,305	$18,305	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	16,081	—	16,081	—
U.S. government agency obligations	25,816	—	25,816	—
Corporate bonds	115,890	—	115,890	—
Commercial paper	38,573	—	38,573	—
Municipal bonds	3,500	—	3,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$218,573	$18,713	$199,860	$—

In October 2020, the Company entered into a license agreement with Vifor pursuant to which the Company received an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock (see Note 16, Subsequent Events).

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three and nine months ended September 30, 2020 and 2019, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three and nine months ended September 30, 2020 and 2019, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of September 30, 2020, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of September 30, 2020 and December 31, 2019, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$75,281	$18,305
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$75,689	$18,713

7. Prepaid expenses

As of September 30, 2020, prepaid expenses were $10,254, consisting of $8,996 of prepaid R&D clinical costs, $745 of prepaid insurance and $513 of other prepaid costs. As of December 31, 2019, prepaid expenses were $8,863, consisting of $8,498 of prepaid R&D clinical costs, $181 of prepaid insurance, and $184 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$6,483	$9,100
Accrued research projects	4,310	6,637
Accrued professional fees	768	635
Accrued compensation and benefits	3,496	3,293
Total	$15,057	$19,665

9. Stockholders’ Equity

In October 2020, the Company issued 2,939,552 shares of its common stock to Vifor at a price per share of $17.0094 for an aggregate investment of $50,000 in connection with the license agreement entered into with Vifor (see Note 16, Subsequent Events).

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

In August 2019, the Company entered into a Non-Exclusive License Agreement, or the Enteris License Agreement, with Enteris Biopharma, Inc., or Enteris (see Note 15, Commitments and Contingencies for additional information regarding the License Agreement). As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock. In connection with the Enteris License Agreement, in August 2019, the Company entered into a Common Stock Purchase Agreement, or the Enteris Purchase Agreement, with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which the Company issued and sold to Purchaser 170,793 shares of its common stock in a private placement in satisfaction of the $4,000 portion of the upfront fee payable in shares of the Company’s common stock pursuant to the Enteris License Agreement, and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of the Company’s common stock on August 20, 2019. In addition, if the Company exercises its right, but not obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, it may elect to make 50% of the payment in stock by issuing additional shares of the Company’s common stock valued at the 30-day volume weighted average price of the Company’s common stock as of such exercise. Pursuant to its obligations under the Enteris Purchase Agreement, the Company effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, through the filing of an automatic shelf registration statement on Form S-3ASR (File No. 333-233666) with the SEC on September 9, 2019. In addition, the Enteris Purchase Agreement includes customary representations, warranties and covenants by the Company (see Note 15, Commitments and Contingencies).

In July 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 6,325,000 shares of its common stock, which included the exercise of the underwriters’ option to purchase 825,000 additional shares of common stock, at a public offering price of $23.00 per share. The Company closed this offering on July 29, 2019, including the full exercise of the underwriters’ option to purchase 825,000 additional shares of common stock. As of September 30, 2019, the Company received net proceeds of approximately $136,525, after deducting $8,950 of underwriting discounts and commissions and estimated offering expenses payable by the Company.

This offering was made pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-230333), or the Shelf Registration Statement, filed with the SEC on March 15, 2019 and declared effective on April 4, 2019, and a related prospectus supplement dated July 24, 2019, which was filed with the SEC on July 25, 2019. The Shelf Registration Statement provided for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The securities registered under the Shelf Registration Statement include unsold securities that had been registered under the Company’s previous shelf registration statement (File No. 333-216657) that was declared effective on March 24, 2017.

In May 2019, as a result of the achievement of a clinical performance target, an aggregate of 74,166 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

On March 20, 2019, or the Effective Date, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder provided various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

stock on the Effective Date was $19.37 per share. The services provided by the consultant were performed during the six-month period following the Effective Date. During the three and nine months ended September 30, 2019, stock-based compensation expense of $98 and $197, respectively, was recognized in the Condensed Statement of Comprehensive Loss, all of which was related to G&A expense.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized as clinical compound revenue in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. During the nine months ended September 30, 2020, the Company recognized clinical compound revenue of $88 from the sale of clinical compound to VFMCRP and as a result, the Company incurred R&D expense of $79 during this period. There were no sales of clinical compound to VFMCRP during the three months ended September 30, 2020.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the nine months ended September 30, 2020 and 2019, the Company recognized clinical compound revenue of $528 and $140, respectively, from the sale of clinical compound to Maruishi, and as a result, the Company incurred R&D expense of $476 and $126, respectively, during these periods.

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

Vifor (International) Ltd.

In October 2020, the Company entered into a license agreement with Vifor pursuant to which the Company received an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock (see Note 16, Subsequent Events).

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

Contract balances

As of September 30, 2020, the Company had deferred revenue, current of $511 related to the performance obligations from the VFMCRP Agreement and had no material balances of receivables, and no other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no material balances of receivables, and no other assets or deferred revenue relating to the Maruishi and CKDP agreements as of September 30, 2020. As of December 31, 2019, the Company had deferred revenue, current of $22,262 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2019.

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

Transaction price allocated to the remaining performance obligations

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. For the three and nine months ended September 30, 2020, $9,257 and $21,751, respectively, were recognized as license and milestone fees revenue based on the percentage of R&D services that were completed during the period. As of September 30, 2020, $54,933 of the $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. As of September 30, 2020, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, will be recognized as the R&D services are performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The Company expects that the remaining amount of the transaction price that was allocated to the combined performance obligation of $511 at September 30, 2020 will be recognized during the fourth quarter of 2020, as the R&D services are performed, subject to certain development and regulatory uncertainties.

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

In May 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and the Company recorded $626 (net of South Korean taxes) as license and milestone fees revenue in its Condensed Statements of Comprehensive Loss for the nine months ended September 30, 2020. No milestone events were probable of occurrence or achieved during the three months ended September 30, 2020, or during the three and nine months ended September 30, 2019.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three and nine months ended September 30, 2020 and 2019, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding	46,885,424	44,517,134	46,803,659	41,314,044
Diluted:
Weighted average common shares outstanding - Basic	46,885,424	44,517,134	46,803,659	41,314,044
Common stock options*	—	—	—	—
Denominator for diluted net loss per share	46,885,424	44,517,134	46,803,659	41,314,044
*	No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(16,509)	$(32,842)	$(70,499)	$(77,762)
Weighted-average common shares outstanding:
Basic and Diluted	46,885,424	44,517,134	46,803,659	41,314,044
Net loss per share, Basic and Diluted	$(0.35)	$(0.74)	$(1.51)	$(1.88)

As of September 30, 2020 and 2019, 5,265,642 and 4,575,454 stock options, respectively, were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. In addition, 236,000 unvested restricted stock units issued to executive officers that were outstanding at September 30, 2020 were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. The 36,000 unvested restricted stock units granted in June 2020 to the non-employee members of the Board of Directors were also not included in the computation of diluted net loss per share because to do so would have been anti-dilutive (see Note 13, Stock-Based Compensation).

In October 2020, the Company issued 2,939,552 shares of its common stock to Vifor at a price per share of $17.0094 for an aggregate investment of $50,000 in connection with the license agreement entered into with Vifor (see Note 16, Subsequent Events).

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

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units will vest on the earlier of (i) June 4, 2021 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and nine months ended September 30, 2020, $142 and $182, respectively, of stock compensation expense relating to these restricted stock units was recognized in the Condensed Statements of Comprehensive Loss, all of which related to G&A expense. None of the 36,000 restricted stock units vested and were settled in shares of the Company’s common stock as of September 30, 2020.

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, NDA filing and FDA approval as well as the recipient’s continuous service through each performance target. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the various milestones were probable of being achieved, and accordingly, the Company did not recognize any compensation expense during the three and nine months ended September 30, 2020. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria have been achieved and therefore, the restricted stock units are earned and vesting has occurred.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three months ended September 30, 2020, the Company recognized $134 of stock compensation expense in the Condensed Statement of Comprehensive Loss, consisting of $44 relating to R&D expense and $90 relating to G&A expense. For the nine months ended September 30, 2020, the Company recognized $320 of stock compensation expense in the Condensed Statement of Comprehensive

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Loss, consisting of $105 relating to R&D expense and $215 relating to G&A expense. None of the 98,000 restricted stock units vested or were settled in shares of the Company’s common stock as of September 30, 2020.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vested on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the nine months ended September 30, 2020, the Company recognized $205 of stock compensation expense relating to these restricted stock units in the Condensed Statements of Comprehensive Loss, all of which related to G&A expense. No stock compensation expense relating to these restricted stock units were recognized during the three months ended September 30, 2020 as these restricted stock units fully vested and were settled in shares of the Company’s common stock in June 2020. For the three and nine months ended September 30, 2019, the Company recognized $123 and $164, respectively, of stock compensation expense relating to the Board of Directors’ restricted stock units in the Condensed Statements of Comprehensive Loss, all of which related to G&A expense.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the milestones were probable of being achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. In May 2019, performance targets relating to an aggregate of 74,166 restricted stock units had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. In December 2019, performance targets relating to 36,666 restricted stock units had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. Also in December 2019, 8,334 restricted stock units were forfeited. In April and June 2020, performance targets relating to 65,834 and 30,000 restricted stock units, respectively, had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. No stock compensation expense relating to these restricted stock units were recognized during the three months ended September 30, 2020 as these restricted stock units fully vested and were settled in shares of the Company’s common stock during the six months ended June 30, 2020. During the nine months ended September 30, 2020, the Company recognized $1,543 of stock compensation expense relating to the vesting of these restricted stock units in the Condensed Statements of Comprehensive Loss, consisting of $1,087 relating to R&D expense and $456 relating to G&A expense. During the nine months ended September 30, 2019, $1,194 of stock compensation expense relating to the vesting of these restricted stock units was recognized in the Condensed Statements of Comprehensive Loss, consisting of $590 relating to G&A expense and $604 relating to R&D expense. No stock compensation expense relating to these restricted stock units were recognized during the three months ended September 30, 2019.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, the Company granted 345,000 and 20,000 stock options during the three months ended September 30, 2020 and 2019, respectively, and 1,165,350 and 1,218,000 stock options during the nine months ended September 30, 2020 and 2019, respectively. No stock options were granted under the 2019 Inducement Plan during the three and nine months ended September 30, 2020. The fair values of stock options granted during the three and nine months ended September 30, 2020 and 2019 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.35% - 0.43%	1.62%	0.35% - 1.57%	1.62% - 2.62%
Expected volatility	72.6% - 73.3%	71.8%	72.6% - 74.8%	71.8% - 75.2%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended September 30, 2020 and 2019 was $11.11 and $15.29, respectively, and during the nine months ended September 30, 2020 and 2019 was $10.70 and $11.35, respectively. No options were granted to non-employee consultants during the three and nine months ended September 30, 2020 and 2019.

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

January 1, 2019
Risk-free interest rate	2.59% - 2.62%
Expected volatility	58.9% - 84.6%
Expected dividend yield	0%
Expected life of non-employee options (in years)	0.81 - 8.19

During the three and nine months ended September 30, 2020 and 2019, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,724	$1,391	$5,003	$3,799
General and administrative	1,305	1,322	3,517	3,829
Total stock option expense	$3,029	$2,713	$8,520	$7,628

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of executives’ restricted stock units for $44 and $1,192 in R&D expense and $90 and $671 in G&A expense for the three and nine months ended September 30, 2020, respectively; (ii) the vesting of executives’ restricted stock units for $604 in R&D expense and $590 in G&A expense for the nine months ended September 30, 2019; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $142 and $387 in G&A expense for the three and nine months ended September 30, 2020, respectively; (iv) compensation expense relating to the Board of Directors’ restricted stock units for $123 and $164, respectively, in G&A expense for the three and nine months ended September 30, 2019; and (v) the issuance of common stock relating to the consulting agreement for $98 and $197, respectively, in G&A expense for the three and nine months ended September 30, 2019.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2020 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2019	4,450,517	$14.73
Granted	1,165,350	16.40
Exercised	(52,493)	12.78
Expired	(170,581)	13.87
Forfeited	(127,151)	16.55
Outstanding, September 30, 2020	5,265,642	$15.10
Options exercisable, September 30, 2020	2,960,041

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three and nine months ended September 30, 2020 and 2019.

14. Income Taxes

For the three months ended September 30, 2020 and 2019, pre-tax losses were $16,641 and $33,172, respectively, and for the nine months ended September 30, 2020 and 2019, pre-tax losses were $70,935 and $78,412, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2020 and December 31, 2019. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $132 and $330 for the three months ended September 30, 2020 and 2019, respectively, and $436 and $650 for the nine months ended September 30, 2020 and 2019, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

On September 30, 2020 and December 31, 2019, the Company did not have any foreign subsidiaries and the international aspects of the Tax Cuts and Jobs Act are not applicable for the respective periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

15. Commitments and Contingencies

License Agreement with Enteris Biopharma, Inc.

On August 20, 2019, the Company entered into the Enteris License Agreement with Enteris, pursuant to which Enteris granted to the Company a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Purchase Agreement with Enteris.

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. In October 2020, the Company paid $2,500 to Enteris for a milestone earned during the three and nine months ended September 30, 2020 in relation to the Enteris License Agreement.

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

Under ASC 842, lease expense is recognized on a straight-line basis over the lease term. As a result, $239 and $709 of operating lease cost, or lease expense, was recognized in the Company’s Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2020, respectively, consisting of $167 relating to R&D lease expense and $72 relating to G&A lease expense for the three month period, and $496 relating to R&D lease expense and $213 relating to G&A lease expense for the nine month period. For the three and nine months ended September 30, 2019, $234 and $702, respectively, of operating lease cost, or lease expense, was recognized in the Company’s Condensed Statements of Comprehensive Loss, consisting of $164 relating to R&D lease expense and $70 relating to G&A lease expense for the three month period, and $492 relating to R&D lease expense and $210 relating to G&A lease expense for the nine month period.

In June 2020, the Company entered into an amendment to the Stamford Lease to add additional office space, or the Lease Amendment. The term of the Lease Amendment began when renovation of the additional space was completed and the Company took possession of the additional space in October 2020, or the Amendment Commencement Date, and ends on December 31, 2023. The Lease Amendment is also renewable for one five-year term, although this renewable period is not included as part of the lease term as defined in ASC 842 since it is not reasonably certain that the Company will exercise that option. The Lease Amendment contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and non-lease component on a relative standalone price basis. The rent for the Lease Amendment is at market rate as of the signing of the Lease Amendment. The Lease Amendment requires monthly lease payments, including rent escalations, during the lease term. The Company began paying rent for the Lease Amendment on the Amendment Commencement Date.

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

As of the Amendment Commencement Date, the Company determined and will record the lease liability for the Lease Amendment as the sum of the present value of the future minimum lease payments over the term for the new lease (which will approximate $2,000). Since the Lease Amendment does not provide an implicit interest rate, the Company used an incremental borrowing rate of 7%, which is based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the Lease Amendment. The Company will also record a ROU asset equal to

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

the amount of the lease liability, as no lease incentives were identified in the Lease Amendment. During the term of the Lease Amendment, interest expense will be calculated using the effective interest method and the ROU asset will be amortized on a straight-line basis over the lease term, and both will be recorded as lease expense in the Company’s Condensed Statements of Comprehensive Loss.

Other information related to the Stamford Lease was as follows (information related to the Lease Amendment is not included until the Amendment Commencement Date):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows relating to operating lease	$312	$306	$927	$909
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$3,636
Remaining lease term - operating lease (years)	3.3	4.2	3.3	4.2
Discount rate - operating lease	7.0%	7.0%	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of September 30, 2020, were as follows (information related to the Lease Amendment is not included until the Amendment Commencement Date):

Year Ending December 31,
2020 (Excluding the nine months ended September 30, 2020)	$312
2021	1,264
2022	1,288
2023	1,311
2024	—
Total future minimum lease payments, undiscounted	4,175
Less imputed interest	(454)
Total	$3,721

Operating lease liability reported as of September 30, 2020:
Operating lease liability - current	$1,030
Operating lease liability - non-current	2,691
Total	$3,721

Note 16. Subsequent Events

Vifor License Agreement

On October 15, 2020, the Company entered into a license agreement with Vifor, or the Vifor Agreement, under which the Company granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize CR845/difelikefalin injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

United States. Under the Vifor Agreement, the Company retains all rights with respect to the clinical development of, and activities to gain regulatory approvals of, CR845/difelikefalin injection in the United States.

Under the terms of the Vifor Agreement, the Company received from Vifor an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of the Company’s common stock. Upon U.S. regulatory approval of CR845/difelikefalin, the Company will also be eligible to receive an additional $50,000 common stock investment at a 20% premium to the 30-day trailing average price of the Company’s common stock as of such date. In addition, pursuant to the Vifor Agreement, the Company is eligible to receive payments of up to $240,000 upon the achievement of certain sales-based milestones. In connection with the Vifor Agreement, the parties entered into a separate stock purchase agreement, or the Vifor Purchase Agreement, governing the issuance of the Company’s common stock to Vifor.

The Vifor Agreement provides full commercialization rights in dialysis clinics to Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, the Company will generally be entitled to 60% of the net profits (as defined in the Vifor Agreement) from sales of CR845/difelikefalin injection in the United States (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the VFMCRP Agreement) and Vifor is entitled to 40% of such net profits, subject to potential temporary adjustment in future years based on certain conditions. Under the Vifor Agreement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of CR845/difelikefalin injection in the United States, the Company will pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement under the Vifor Agreement.

The Vifor Agreement will continue in effect until its expiration upon the cessation of commercial sale of CR845/difelikefalin injection in the United States by Vifor and its affiliates and sublicensees, or until the earlier termination of the Vifor Agreement.

In addition, upon the earlier of: (1) the acceptance for filing of an NDA covering CR845/difelikefalin injection submitted to the FDA; or (2) October 15, 2023, the Vifor Agreement may be terminated by Vifor in its entirety, with such termination effective upon 12 months’ notice.

Stock Purchase Agreement with Vifor

Pursuant to the Vifor Purchase Agreement, Vifor will not, and will not cause any direct or indirect affiliate to, during the period beginning on October 15, 2020 and ending at the close of business on the earlier of (a) October 15, 2022 and (b) the date that the Company publicly discloses the receipt of a complete response letter from the FDA with respect to the Company’s NDA for CR845/difelikefalin injection, or the Restricted Period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock of the Company or any securities convertible into or exercisable or exchangeable for common stock of the Company (including without limitation, common stock or such other securities which may be deemed to be beneficially owned by Vifor in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant) owned by Vifor as of the date hereof or acquired prior to the end of the Restricted Period (collectively with the common stock, referred to as the Lock-Up Securities), except any such sale, option or contract by and between Vifor and one of its affiliates (including Vifor Pharma Group Ltd. or VFMCRP), (ii) enter into any hedging, swap or other agreement or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Lock-Up Securities, in

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

cash or otherwise, (iii) make any demand for or exercise any right with respect to the registration of any Lock-Up Securities, or (iv) publicly disclose the intention to do any of the foregoing.

Under the Vifor Purchase Agreement, the parties also agreed that, in certain circumstances, upon the request of Vifor, the parties will enter into a registration rights agreement prior to the end of the Restricted Period that would provide Vifor (or its affiliate transferee) customary registration rights with respect to the shares of common stock issued pursuant to the Vifor Purchase Agreement following the expiration of the Restricted Period.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the timing of our regulatory submissions for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for KORSUVA (CR845/difelikefalin) injection in CKD-aP, and for Oral KORSUVA (CR845/difelikefalin) in CKD-aP, chronic liver disease associated pruritus, or CLD-aP, and pruritus associated with atopic dermatitis, or AD;
●	our plans to develop and commercialize KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP and AD markets as well as post-operative care markets;
●	the potential regulatory development pathway for KORSUVA (CR845/difelikefalin) injection in CKD-aP and CR845/difelikefalin injection in acute post-operative setting;
●	the rate and degree of market acceptance of any approved products;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated commercial launch of our lead product candidate, KORSUVA (CR845/difelikefalin) injection;
●	the anticipated use of Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);
●	the potential of future scheduling of KORSUVA (CR845/difelikefalin) injection by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Vifor (International) Ltd., or Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available;
●	the performance of third-party manufacturers and clinical research organizations, or CROs; and
●	the potential effects of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans.

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

In our KALMTM-1 and KALM-2 Phase 3 trials and two Phase 2 trials, KORSUVA (CR845/difelikefalin) injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, to commercialize KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP worldwide, excluding the United States, Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). In the United States, we have partnered with VFMCRP and Vifor to promote KORSUVA (CR845/difelikefalin) injection, if approved, in U.S. Fresenius Medical Care North America, or FMCNA, dialysis clinics and outside of FMCNA clinics, both under profit share agreements.

CR845/difelikefalin has also demonstrated statistically significant pain reduction in clinical trials in patients with moderate-to-severe acute pain in the post-operative setting, without inducing many of the undesirable side effects typically associated with currently available opioid pain therapeutics. We retain rights to all KORSUVA/CR845 formulations and indications worldwide, excluding KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP under our agreements with VFMCRP and Vifor for certain U.S. and certain ex-U.S. territories and our other license agreements for CR845/difelikefalin in Japan (Maruishi/sub-licensee Kissei) and South Korea (CKDP).

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

Vifor License and Stock Purchase Agreements

In October 2020, we entered into a license agreement with Vifor pursuant to which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. We retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (CR845/difelikefalin) injection in the United States. As consideration, we received an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Collaboration and License Agreements – Vifor (International) Ltd.).

Thomas Reilly Appointed as Chief Financial Officer

Effective October 1, 2020, we appointed Thomas Reilly to serve as our Chief Financial Officer. In this capacity, Mr. Reilly will serve as our principal financial and accounting officer. There are no arrangements or understandings between Mr. Reilly and any other persons pursuant to which he was elected as an officer, and there is no family relationship between Mr. Reilly and any of our directors or other executive officers.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with certain diseases such as CKD, CLD and dermatological conditions such as AD as well as moderate-to-severe pain due to the following attributes:

●	novel, peripherally-acting, KOR agonist mechanism of action;
●	evidence of efficacy in completed clinical trials of pruritus and pain;
●	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
●	potential for reduction of post-operative nausea and vomiting, or PONV;
●	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
●	lower potential for addiction or abuse liability;

●	avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and
●	availability in injectable form for the treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings as well as for pain and/or PONV treatment in the acute care setting and oral form for treatment of pruritus or chronic pain conditions in the outpatient setting.

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• KALM-2 (Global) Phase 3 pivotal trial completed; top-line data reported • KALM-1 pivotal trial completed; top-line data reported	VFMCRP/Vifor (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
• Phase 3 safety trials complete
• Breakthrough Therapy Designation granted by FDA in June 2017
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis (PBC)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis	• KARE Phase 2 efficacy trial ongoing; interim assessment complete - target enrollment increased to 410 patients	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

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

Collaboration and License Agreements

Vifor (International) Ltd.

On October 15, 2020, we entered into a license agreement, or the Vifor Agreement, with Vifor under which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (CR845/difelikefalin) injection in the United States.

Under the terms of the Vifor Agreement, we received from Vifor an upfront payment of $100.0 million and an additional payment of $50 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of our common stock. Upon U.S. regulatory approval of KORSUVA (CR845/difelikefalin) injection, we will also be eligible to receive an additional $50.0 million common stock investment at a 20% premium to the 30-day trailing average price of our common stock as of such date. In addition, pursuant to the Vifor Agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones.

The Vifor Agreement provides full commercialization rights in dialysis clinics to Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, we will generally be entitled to 60% of the net profits (as defined in the Vifor Agreement) from sales of KORSUVA (CR845/difelikefalin) injection in the United States (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the VFMCRP Agreement) and Vifor is entitled to 40% of such net profits, subject to potential temporary adjustment in future years based on certain conditions. Under the Vifor Agreement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA (CR845/difelikefalin) injection in the United States, we will pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement under the Vifor Agreement.

The Vifor Agreement will continue in effect until its expiration upon the cessation of commercial sale of KORSUVA (CR845/difelikefalin) injection in the United States by Vifor and its affiliates and sublicensees, or until the earlier termination of the Vifor Agreement.

In addition, upon the earlier of: (1) the acceptance for filing of an NDA covering KORSUVA (CR845/difelikefalin) injection submitted to the FDA; or (2) October 15, 2023, the Vifor Agreement may be terminated by Vifor in its entirety, with such termination effective upon 12 months’ notice.

In connection with the Vifor Agreement, the parties entered into a separate stock purchase agreement, or the Vifor Purchase Agreement, governing the issuance of our common stock to Vifor. Pursuant to the Vifor Purchase Agreement, Vifor will not, and will not cause any direct or indirect affiliate to, during the period beginning on October 15, 2020 and ending at the close of business on the earlier of (a) October 15, 2022 and (b) the date that we publicly disclose the receipt of a complete response letter from the FDA with respect to our NDA for KORSUVA (CR845/difelikefalin) injection, or the Restricted Period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock (including without limitation, common stock or such other securities which may be deemed to be beneficially owned by Vifor in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant) owned by Vifor as of the date hereof or acquired prior to the end of the Restricted Period (collectively with the common stock, referred to as the Lock-Up Securities, except any such sale, option or contract by and between Vifor and one of its affiliates (including Vifor Pharma Group Ltd. or VFMCRP), (ii) enter into any hedging, swap or other agreement or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Lock-Up Securities, in cash or otherwise, (iii) make any demand for or exercise any right with respect to the registration of any Lock-Up Securities, or (iv) publicly disclose the intention to do any of the foregoing.

Under the Vifor Purchase Agreement, the parties also agreed that, in certain circumstances, upon the request of Vifor, the parties will enter into a registration rights agreement prior to the end of the Restricted Period that would provide Vifor (or its affiliate transferee) customary registration rights with respect to the shares of common stock issued pursuant to the stock purchase agreement following the expiration of the Restricted Period.

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

Under the terms of the Maruishi Agreement, we are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones, of which $2.5 million (before contractual foreign currency exchange adjustments) has been received as of September 30, 2020. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated.

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

Under the terms of the CKDP Agreement, we are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). In May 2020, we met the milestone criteria, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As a result, in June 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP. As of September 30, 2020, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock. In October 2020, we paid $2.5 million to Enteris for a milestone earned during the three and nine months ended September 30, 2020 in relation to the Enteris License Agreement.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Substantially all of our revenue recognized as of September 30, 2020 has consisted of upfront payments under license agreements with VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. To date, we have earned a total of $6.6 million in clinical development or regulatory milestone payments and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the VFMCRP Agreement or royalties under any of our collaborations.

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

We anticipate that our general and administrative expenses for 2020 will increase as compared to 2019 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, accountants and investor relations firms. In addition, if Oral CR845/difelikefalin or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
License and milestone fees revenue	$9,257	$5,785	60%	$22,377	$15,235	47%
Clinical compound revenue	9	—	N/A	616	140	341%
Total revenue	$9,266	$5,785	60%	$22,993	$15,375	50%

License and milestone fees revenue

License and milestone fees revenue of $9.3 million and $5.8 million for the three months ended September 30, 2020 and 2019, respectively, were related to license fees earned by us during the respective periods in connection with the VFMCRP Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

License and milestone fees revenue of $22.4 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively, were related to license fees of $21.8 million and $15.2 million, respectively, earned by us during the respective periods in connection with the VFMCRP Agreement, as well as $0.6 million (net of South Korean withholding taxes) earned by us during the nine months ended September 30, 2020 for achieving a development milestone under the CKDP Agreement (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

Clinical compound revenue for the three months ended September 30, 2020 was not material. There was no clinical compound revenue for the three months ended September 30, 2019.

Clinical compound revenue of $616 thousand for the nine months ended September 30, 2020 was related to the sales of clinical compound to VFMCRP for $88 thousand and to Maruishi for $528 thousand. Clinical compound revenue of $140 thousand for the nine months ended September 30, 2019 was related to the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$10,976	$21,884	-50%	$53,777	$57,168	-6%
Consultant services in support of clinical trials	1,385	1,014	37%	4,058	3,394	20%
Stock-based compensation	1,768	1,391	27%	6,195	4,402	41%
Depreciation and amortization	27	28	-1%	82	83	-1%
Other R&D operating expenses	6,911	11,675	-41%	16,599	18,909	-12%
Total R&D expense	$21,067	$35,992	-41%	$80,711	$83,956	-4%

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $13.4 million, mainly from activities related to the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, and the KALM-2 Phase 3 efficacy trial and up to 12 week Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis. There was also a decrease of $2.2 million in drug manufacturing costs. Those costs were partially offset by an increase of $5.1 million, mainly from the Phase 2 efficacy trial for pruritus associated with AD, costs associated with preparing our NDA submission and other general costs. The increase in stock-based compensation expense was primarily the result of additional stock option and restricted stock unit grants to new and existing employees. The decrease in other R&D operating expenses primarily resulted from the upfront payment of $8.0 million made to Enteris upon entering into the Enteris License Agreement during the three months ended September 30, 2019 and a decrease in travel and related costs between the respective periods, partially offset by a $2.5 million milestone earned by Enteris during the three months ended September 30, 2020 and an increase in payroll and related costs between the respective periods.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $21.2 million, mainly from activities related to the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the Phase 2 efficacy trial for CLD-aP, costs associated with a supportive Phase 1 study and other license fees. There was also a decrease of $1.0 million in drug manufacturing costs. Those costs were partially offset by an increase of $19.6 million, mainly from the KALM-2 Phase 3 efficacy trial and up to 12 week Phase 3 safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD, costs associated with supportive Phase 1 studies, costs associated with preparing our NDA submission and other general costs. The increase in stock-based compensation expense was primarily the result of additional stock option and restricted stock unit grants to new and existing employees. The decrease in other R&D operating expenses primarily resulted from the upfront payment of $8.0 million made to Enteris upon entering the Enteris License Agreement during the three months ended September 30, 2019, partially offset by a $2.5 million milestone earned by Enteris during the three months ended September 30, 2020, as well as increases in payroll and related costs and cost of clinical compound sales for the nine months ended September 30, 2020.

The following table summarizes our R&D expenses by programs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$5,046	$15,847	-68%	$36,197	$43,035	-16%
I.V. CR845 - Pain	22	(1)	N/A	78	358	-78%
Oral CR845 - Pruritus	7,127	7,044	1%	21,322	17,138	24%
Oral CR845 - Pain	1	8	-87%	16	30	-47%
Internal research and development expenses	8,871	13,094	-32%	23,098	23,395	-1%
Total research and development expenses	$21,067	$35,992	-41%	$80,711	$83,956	-4%

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$569	$1,074	-47%	$3,006	$2,906	3%
Stock-based compensation	1,536	1,543	-1%	4,575	4,781	-4%
Depreciation and amortization	24	22	8%	66	67	-2%
Other G&A operating expenses	3,090	1,587	95%	7,540	5,374	40%
Total G&A expense	$5,219	$4,226	24%	$15,187	$13,128	16%

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the decrease in professional fees and public/investor relations expenses was primarily the result of decreased consultants’ costs. Stock-based compensation expense remained consistent between the respective periods. The increase in other G&A operating expenses was primarily the result of increases in insurance costs, franchise taxes, payroll and related costs and commercial costs.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, the increase in professional fees and public/investor relations expenses was primarily the result of increased accounting and legal fees, partially offset by a decrease in consultants’ costs. The decrease in stock-based compensation expense was primarily the result of the resignation of our former Chief Financial Officer in December 2019 and the issuance of common stock relating to the consulting agreement that ended in 2019, partially offset by additional stock option grants to employees and members of our Board of Directors. The increase in other G&A operating expenses was primarily the result of increases in insurance costs, franchise taxes, payroll and related costs and commercial costs.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% change	2020	2019	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$379	$1,261	-70%	$1,970	$3,297	-40%

During the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the decrease in other income, net was primarily due to a decrease in net accretion income and a decrease in interest income resulting from a lower yield on our lower average balance of our portfolio of investments in the 2020 period.

During the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, the decrease in other income, net was primarily due to a decrease in net accretion income and a decrease in interest income resulting from a lower yield on our lower average balance of our portfolio of investments in the 2020 period.

Benefit from Income Taxes

For the three months ended September 30, 2020 and 2019, pre-tax losses were $16.6 million and $33.2 million, respectively, and we recognized a benefit from income taxes of $132 thousand and $330 thousand, respectively. For the nine months ended September 30, 2020 and 2019, pre-tax losses were $70.9 million and $78.4 million, respectively, and we recognized a benefit from income taxes of $436 thousand and $650 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at September 30, 2020 and December 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through September 30, 2020, we have raised an aggregate of approximately $624.5 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of approximately $90.3 million under our license agreements, primarily with VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $14.6 million from the purchase of our common stock in relation to the license agreement with VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q). In October 2020, we entered into a license agreement with Vifor pursuant to which we received an upfront payment of $100.0 million and $50.0 million for the purchase of our common stock (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Collaboration and License Agreements – Vifor (International) Ltd.).

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

As of September 30, 2020, we had $131.4 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including the proceeds of $150.0 million received pursuant to the license agreement with Vifor in October 2020, will be sufficient to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the VFMCRP Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $470.0 million, consisting of up to $30.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of September 30, 2020, we have not received any milestone payments under the VFMCRP Agreement.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of September 30, 2020, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments under the Maruishi Agreement.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. In May 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and we recorded $0.6 million (net of South Korean withholding tax) as license and milestone fees revenue relating to the milestone payment received from CKDP. As of September 30, 2020, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $16.5 million and $32.8 million for the three months ended September 30, 2020 and 2019, respectively, and $70.5 million and $77.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $471.2 million. We expect to continue to incur significant expenses and operating and net losses in the near future. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Because our product candidates are still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of all our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include completing our Phase 3 trials of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate-to-severe CKD-aP to enable the submission of a new drug application, conducting supportive Phase 1 trials and Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD and AD, we expect that our existing cash and cash equivalents and available-for-sale marketable securities, including the proceeds received from the license agreement with Vifor in October 2020, will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments we may receive under our collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019

	Dollar amounts in thousands
Net cash used in operating activities	$(87,575)	$(78,059)
Net cash provided by (used in) investing activities	143,880	(45,254)
Net cash provided by financing activities	671	142,576
Net increase in cash, cash equivalents and restricted cash	$56,976	$19,263

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of a net loss of $70.5 million, a $10.4 million cash outflow from net non-cash charges and a $6.7 million cash outflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of a decrease of $21.8 million in deferred revenue associated with our VFMCRP Agreement, partially offset by stock-based compensation expense of $10.8 million. The change in operating assets and liabilities primarily consisted of a cash outflow of $4.6 million from a decrease in accounts payable and accrued expenses and a cash outflow of $1.4 million from an increase in prepaid expenses, primarily related to an increase in prepaid clinical costs.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $143.9 million for the nine months ended September 30, 2020, which primarily included cash inflows of $141.9 million from maturities and redemptions of available-for-sale marketable securities and proceeds of $23.1 million from sales of available-for-sale marketable securities, partially offset by cash outflows of $21.0 million for the purchases of available-for-sale marketable securities.

Net cash used in investing activities was $45.3 million for the nine months ended September 30, 2019, which primarily included cash outflows of $241.1 million for the purchase of available-for-sale marketable securities, partially offset by $195.8 million from maturities of available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds of $671 thousand received from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of $136.5 million of net proceeds from the issuance and sale of our common stock in July 2019 and proceeds of $6.1 million received from the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2020 consisted of an operating lease obligation in connection with the lease agreement for our operating facility in Stamford, Connecticut we entered into in December 2015 and amended in June 2020, the Enteris License Agreement we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. However, we have no material non-cancelable purchase commitments with these contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement relate to milestone events that may or may not be achieved.

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

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three and nine months ended September 30, 2020, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2020, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds and commercial paper, and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of September 30, 2020, we had invested $56.1 million of our cash reserves in such marketable securities. Those marketable securities included $56.1 million of investment grade debt instruments with a yield of approximately 1.73% and maturities through December 2021. As of December 31, 2019, we had invested $199.9 million of our cash reserves in such marketable securities. Those marketable securities included $199.9 million of investment grade debt instruments with a yield of approximately 2.08% and maturities through December 2021.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 1% increase in interest rates as of September 30, 2020 and December 31, 2019, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2020, we implemented ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Although ASU 2016-13 did not have a material impact on our results of operations, financial position or cash flows upon adoption, we did revise our internal controls and procedures to review qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss during the nine months ended September 30, 2020.

There was no other change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We have incurred significant losses since our inception, anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We are substantially dependent on the success of our lead product candidate, KORSUVA (CR845/difelikefalin) injection, being developed for the treatment of CKD-aP in hemodialysis patients, and cannot guarantee that this product candidate will receive regulatory approval or be successfully commercialized.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.
●	The FDA may determine that I.V. CR845/difelikefalin, or any of our other current or future product candidates, has undesirable side effects that could limit dosage in development, delay or prevent their regulatory approval or commercialization.
●	We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research organizations. Our operating results will suffer if we fail to compete effectively.
●	If we or our collaborators are unable to establish effective marketing and sales capabilities, or we are unable to enter into and maintain agreements with third parties to market and sell our product candidates, if they are approved, we may be unable to generate product revenues.

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	Our business, operations and clinical development and regulatory timelines and plans have been, and could continue to be, adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception, anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing I.V. and Oral CR845/difelikefalin with the goal of achieving regulatory approval. Since inception, we have incurred significant operating and net losses. Our net losses were $16.5 million and $32.8 million for the three months ended September 30, 2020 and 2019, respectively, and $70.5 million and $77.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $471.2 million. We expect to continue to incur significant expenses and operating and net losses over the next several years, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our net losses may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

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

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is expensive. We may need to raise additional capital to:

●	progress our KORSUVA (CR845/difelikefalin) injection CKD-aP program through NDA filing;
●	continue the further development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and CLD-aP;
●	expand our Oral KORSUVA (CR845/difelikefalin) program into certain dermatologic conditions, including AD;
●	explore further development of CR845/difelikefalin injection in the post-operative setting;
●	fund our operations and continue our efforts to hire additional personnel for the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved by the FDA;
●	qualify and outsource the commercial-scale manufacturing of our products, including KORSUVA (CR845/difelikefalin) injection under cGMP; and
●	in-license other product candidates.

We believe that with our available cash and cash equivalents and marketable securities balances as of September 30, 2020, together with the proceeds received from the license agreement with Vifor in October 2020, we will have sufficient funds to meet our projected operating requirements into 2023, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, in particular the completion of our development of Oral KORSUVA (CR845/difelikefalin) for the treatment of CKD-aP and CLD-aP, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and costs related to Phase 2 development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP, CLD-aP and other indications;
●	the rate of progress and costs of our efforts to prepare for the submission of an NDA for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients or for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of manufacturing sufficient supplies of KORSUVA (CR845/difelikefalin) injection in preparation for commercialization, if approved;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
●	the success of the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved, and any future product candidates.

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

Risks Related to Our Business and the Development of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, KORSUVA (CR845/difelikefalin) injection being developed for the treatment of CKD-aP in hemodialysis patients, and cannot guarantee that this product candidate will receive regulatory approval or be successfully commercialized.

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

Based on the results from our efficacy and safety trials for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP, we expect to submit an NDA to the FDA for KORSUVA (CR845/difelikefalin) injection in the fourth quarter of 2020, and expect our partner, VFMCRP, to submit an MAA to the EMA shortly thereafter; however, we cannot assure you that the results of our trials will successfully support our regulatory applications for approval.

KORSUVA (CR845/difelikefalin) injection will require regulatory approval, significant marketing efforts and further investment before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates, including KORSUVA (CR845/difelikefalin) injection, before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we do not receive FDA approval for, and successfully commercialize KORSUVA (CR845/difelikefalin) injection, we will not be able to generate revenue in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing CR845/difelikefalin injection will have a substantial adverse impact on our business and financial condition.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates will be successful in clinical trials or receive regulatory approval. Even though KORSUVA (CR845/difelikefalin) injection recently completed the efficacy phase of two Phase 3 clinical trials for the treatment of dialysis patients with CKD-aP, it is, nonetheless, susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events. Further, KORSUVA (CR845/difelikefalin) injection may not receive regulatory approval even if it is successful in clinical trials. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from KORSUVA (CR845/difelikefalin) injection will depend on our ability, or Vifor’s ability pursuant to the Vifor Agreement, as applicable, to:

●	create market demand for KORSUVA (CR845/difelikefalin) injection through our own marketing activities in the United States, and any other arrangements to promote this product candidate we may otherwise establish;
●	manufacture KORSUVA (CR845/difelikefalin) injection in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	commercialize KORSUVA (CR845/difelikefalin) injection in the United States;
●	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	maintain existing partnerships and/or create new partnerships with, or offer licenses to, third parties to promote and sell KORSUVA (CR845/difelikefalin) injection in foreign markets where we receive marketing approval;
●	maintain patent and trade secret protection and regulatory exclusivity for KORSUVA (CR845/difelikefalin) injection;
●	launch commercial sales of KORSUVA (CR845/difelikefalin) injection, whether alone or in collaboration with others;

●	achieve market acceptance of KORSUVA (CR845/difelikefalin) injection by patients, the medical community and third-party payers;
●	achieve coverage and adequate reimbursement from third-party payers for KORSUVA (CR845/difelikefalin) injection;
●	effectively compete with other competing therapies; and
●	maintain a continued acceptable safety profile of KORSUVA (CR845/difelikefalin) injection following launch.

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

If we or our collaborators are unable to establish effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our product candidates, if they are approved, we may be unable to generate product revenues.

We currently do not have a commercial infrastructure for the marketing, sale and distribution of pharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales and distribution capabilities or make and maintain arrangements with third parties to perform these services. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure to the extent we choose to do so in the future. The establishment and development of our own sales force and related plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We have entered into agreements with Vifor and VFMCRP to commercialize KORSUVA (CR845/difelikefalin) injection, if approved by the FDA. We are dependent on Vifor and VFMCRP to successfully commercialize KORSUVA (CR845/difelikefalin) injection with their own, or their collaborators’, sales force.

We, or our partners or collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event that we or our partners or our collaborators are unable to develop a marketing and sales infrastructure, we may not be able to commercialize KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our or our partners’ or collaborators’ efforts to commercialize KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates include:

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

Our or our partners’ or our collaborators’ sales force and marketing teams may not be successful in commercializing KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates.

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

In October 2020, we entered into a license agreement with Vifor under which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize our product candidate KORSUVA (CR845/difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. In May 2018, we entered into an agreement with VFMCRP under which we granted VFMCRP a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). In April 2013, we entered into an agreement with Maruishi under which we granted Maruishi an exclusive license to develop, manufacture and commercialize products containing CR845/difelikefalin in Japan. Also, in April 2012, we entered into an agreement with CKDP under which we granted CKDP an exclusive license to develop, manufacture and commercialize products containing CR845/difelikefalin in South Korea. Under the VFMCRP Agreement, we are responsible, at our own cost, to undertake clinical and non-clinical development. We are also responsible to provide all content and subject matter expertise required for registration with the EMA in the EU that will be needed by VFMCRP for such registration, including participation in regulatory meetings, as needed. If third-party costs incurred by us with respect to our clinical development for the EMA registration exceed $20,000, such excess costs will be shared equally by us and VFMCRP. VFMCRP will contribute, at its own cost, its clinical development expertise as reasonably useful for such development activities, such as preparing the clinical results that we present to it in a format acceptable to the EMA to obtain marketing approval in the EU. Maruishi and CKDP are required to use commercially reasonable efforts, at their expense, to develop, obtain regulatory approval for and commercialize CR845/difelikefalin in Japan and South Korea, respectively. Our receipt of milestone payments and royalties under these agreements is dependent on the continued efforts by VFMCRP, Maruishi and CKDP, respectively, and their failure to adequately develop or commercialize the licensed products, or any default or inability to meet their payment obligations under their respective agreements, could harm our revenues and business.

Any collaboration arrangements that we are a party to or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

Our business model is to commercialize our product candidates in the United States and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates in the rest of the world. We currently have license agreements with Vifor and VFMCRP (I.V. CR845/difelikefalin for CKD-aP in dialysis patients) as well as Maruishi and CKDP (CR845/difelikefalin – both I.V. and Oral). In addition to our existing agreements, we may enter into additional collaboration arrangements in the future on a selective basis. Our existing collaborations and future collaboration arrangements may not be successful. The success of our existing and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, the Vifor, VFMCRP, Maruishi and CKDP Agreements may be terminated by our collaborator for our breach or insolvency, each of Vifor and VFMCRP may terminate its respective agreement (in its entirety or with respect to any countries within the Territory upon written notice to us) upon the earlier of (1) acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date. Maruishi may terminate its agreement with us at will, and CKDP may terminate its agreement with us in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collaboration and License Agreements” above. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Our current collaborations and any future collaborations we might enter into may pose a number of risks, including the following:

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

If our current collaborations or any other collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to our product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators in their respective jurisdictions.

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

As of November 5, 2020, we had 76 employees. We will need to substantially expand our managerial, financial, manufacturing and other personnel resources in order to manage our operations and prepare for the commercialization of CR845/difelikefalin injection, if approved. Our management and personnel systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

●	continue the hiring and training of an effective organization in anticipation of the potential approval of KORSUVA (CR845/difelikefalin) injection, and establish appropriate systems, policies and infrastructure to support that organization;
●	ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;
●	continue to carry out our own contractual obligations to our licensors and other third parties; and
●	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	the successful progress of our clinical trials for KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and other potential future product candidates;
●	whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates, which would likely further delay any such approval;
●	if KORSUVA (CR845/difelikefalin) injection or any of our other current or future product candidates is approved, our or our partners’ or our collaborators’ ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

●	our ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates in commercial quantities;
●	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	variations in the level of expenses related to our future development programs;
●	any product liability or intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin), any of our future product candidates, or the product candidates of our competitors; and
●	if KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any of our future product candidates receives regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

10.1+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36279	10.1	May 11, 2020

10.2+	Employment Agreement with Thomas Reilly	8-K	001-36279	10.1	October 1, 2020

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

CARA THERAPEUTICS, INC.

Date: November 9, 2020	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2020	By	/s/ THOMAS REILLY
Thomas Reilly
Chief Financial Officer
(Principal Financial and Accounting Officer)