Form 10-K
period 2020-12-31
Cara Therapeutics, Inc.
filed 2021-02-25
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.   Yes  ⌧    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
		Smaller Reporting Company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the Nasdaq Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $726,180,228. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2020 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 22, 2021 was 49,876,763.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARA THERAPEUTICS, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	the timing of our regulatory submissions for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for KORSUVA (CR845/difelikefalin) injection in CKD-aP, and for Oral KORSUVA (CR845/difelikefalin) in CKD-aP, chronic liver disease associated pruritus, or CLD-aP, pruritus associated with atopic dermatitis, or AD, and pruritus associated with notalgia paresthetica, or NP;
●	our plans to develop and commercialize KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP, AD, and NP markets as well as post-operative care markets;
●	the potential regulatory development pathway for KORSUVA (CR845/difelikefalin) injection in CKD-aP and CR845/difelikefalin injection in acute post-operative setting;
●	the rate and degree of market acceptance of any approved products;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated commercial launch of our lead product candidate, KORSUVA (CR845/difelikefalin) injection;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);

●	the potential of future scheduling of KORSUVA (CR845/difelikefalin) injection by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;
●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Vifor (International) Ltd., or Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available;
●	the performance of third-party manufacturers and clinical research organizations, or CROs; and
●	the potential effects of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We have incurred significant losses from our inception, and although we generated net income in 2020, we anticipate that we may incur losses for the foreseeable future, and may never maintain profitability.
●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We are substantially dependent on the success of our lead product candidate, KORSUVA (CR845/difelikefalin) injection, being developed for the treatment of CKD-aP in hemodialysis patients, and cannot guarantee that this product candidate will receive regulatory approval or be successfully commercialized.
●	The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.
●	The FDA may determine that I.V. CR845/difelikefalin, or any of our other current or future product candidates, has undesirable side effects that could limit dosage in development, delay or prevent their regulatory approval or commercialization.
●	We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research organizations. Our operating results will suffer if we fail to compete effectively.
●	If we or our collaborators are unable to establish effective marketing and sales capabilities, or we are unable to enter into and maintain agreements with third parties to market and sell our product candidates, if they are approved, we may be unable to generate product revenues.
●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	Our business, operations and clinical development and regulatory timelines and plans have been, and could continue to be, adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

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

In our KALMTM-1 and KALM-2 Phase 3 trials and two Phase 2 trials, KORSUVA (CR845/difelikefalin) injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, and Vifor to commercialize KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP in the U.S. under profit share agreements. We have partnered with VFMCRP to commercialize KORSUVA worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP).

CR845/difelikefalin has also demonstrated statistically significant pain reduction in clinical trials in patients with moderate-to-severe acute pain in the post-operative setting, without inducing many of the undesirable side effects typically associated with currently available opioid pain therapeutics. We retain rights to all KORSUVA/CR845 formulations and indications worldwide, excluding KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP under our agreements with VFMCRP and Vifor for U.S. and certain ex-U.S. territories in Japan (Maruishi/sub-licensee Kissei) and South Korea (CKDP).

The FDA has conditionally accepted KORSUVA as the trade name for CR845/difelikefalin injection. In December 2020, we submitted a New Drug Application, or NDA, to the FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe pruritus in hemodialysis patients, and in February 2021, the NDA was accepted by the FDA. KORSUVA’s safety and efficacy have not been fully evaluated by any regulatory authority.

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

Recent Developments

COVID-19 Update

The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The timing of our submission of our NDA to the FDA for KORSUVA (CR845/difelikefalin) injection was not affected, as we submitted the NDA in December 2020. The COVID-19 pandemic, however, has affected, and may in the future affect, the initiation of certain trial sites and patient enrollment for our ongoing Phase 2 clinical trials of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in patients with AD, NP, and for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

Vifor License and Stock Purchase Agreements

In October 2020, we entered into a license agreement with Vifor pursuant to which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. We retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (CR845/difelikefalin) injection in the United States. As consideration, we received an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock. (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Collaboration and License Agreements – Vifor (International) Ltd.).

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

Pruritus may be classified into different categories on the basis of the underlying causative disease: renal or CKD-aP (previously known as uremic pruritus), cholestatic pruritus, dermatological pruritus, neurological pruritus, hematologic pruritus, endocrine pruritus, pruritus related to malignancy and idiopathic generalized pruritus. According to a study we conducted with IMS Health (now IQVIA) utilizing medical claims data from 2013, approximately 21 million patients were diagnosed with diseases known to trigger chronic pruritus and received a prescription for an anti-pruritic agent such as corticosteroids, antihistamines, select antidepressants, counterirritants, bile acid sequestrants, rifampin, narcotic antagonists and partial agonists, topical immunomodulators or gabapentin.

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

Notalgia Paresthetica (NP)

NP is a common, although under-recognized chronic, sensory neuropathy affecting the upper back. It is estimated that chronic pruritus affects up to 13% of the United States population, and about 8% of these patients suffer from neuropathic itch, including NP. One of the hallmark features of NP is chronic pruritus, which can be significantly burdensome and undermines the affected subject’s quality of life and overall well-being. The exact etiology of NP still has not been fully elucidated; however, it is widely accepted that NP is a sensory neuropathy caused by alteration and damage to thoracic spinal nerves.

The management of NP is challenging and is often resistant to multiple therapies. There is currently no well-defined treatment for NP and conventional treatments for pruritus, such as antihistamines and topical steroids, are largely ineffective.

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

Advance KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe CKD-aP in patients undergoing hemodialysis. In January 2018, based on positive data from our earlier Phase 2 studies, we initiated the first pivotal Phase 3 trial (KALM-1) of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients suffering from moderate to severe CKD-aP. In May 2019, we announced positive top-line results from this trial. The study met the primary and all secondary efficacy endpoints. In August 2018, we initiated a global Phase 3 study (KALM-2) with KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with CKD-aP in multiple countries worldwide, including the United States. In April 2020, we announced positive top line results from the trial. The study met the primary and key secondary efficacy endpoints. In June 2017, the FDA granted Breakthrough Therapy Designation to KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients, for which there are currently no approved therapies in the United States. The Breakthrough Therapy Designation was in part supported by positive data from our previous Phase 2 efficacy studies. In December 2020, we submitted a NDA to the FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe pruritus in hemodialysis patients, and in February 2021, the NDA was accepted by the FDA.

Partner through license and collaboration agreements to commercialize KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients, if approved. If KORSUVA (CR845/difelikefalin) injection is approved by the FDA for the treatment of CKD-aP in hemodialysis patients, we have entered into license and collaboration agreements to commercialize KORSUVA (CR845/difelikefalin) injection. We do not intend to build an internal sales force to market to nephrologists and dialysis centers and we also do not intend to build an internal supportive commercialization organization. In May 2018, we licensed worldwide rights, excluding the United States, Japan, and South Korea, to commercialize KORSUVA (CR845/difelikefalin) injection for the treatment CKD-aP in dialysis patients to VFMCRP. Under the agreement, VFMCRP has the exclusive rights to commercialize KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in dialysis patients in all countries outside the United States, except for Japan and South Korea. In October 2020, we entered into a license agreement with Vifor pursuant to which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. In addition, we already have development and commercialization agreements with Maruishi and CKDP for development of CR845/difelikefalin for the Japanese and South Korean markets, respectively.

Expand the use of Oral KORSUVA (CR845/difelikefalin) in other pruritic indications by establishing proof-of-concept in clinical conditions such as non-dialysis stage III-V CKD-aP, CLD-aP, AD, and NP. Based on potent anti-pruritic effect we observed with KORSUVA (CR845/difelikefalin) injection in CKD-aP in hemodialysis patients as well as the data we and others have generated in preclinical models of itch, we have initiated clinical programs with Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with stage III to V (moderate-to-severe) CKD, in patients with CLD-aP, AD, and NP. In July 2018, we initiated a double blind, randomized, placebo-controlled Phase 2 study with Oral KORSUVA (CR845/difelikefalin) in stage III to V (moderate-to-severe) CKD patients with CKD-aP. In December 2019, we announced top-line data from this trial indicating that patients treated with the 1.0 mg tablet strength of Oral KORSUVA (CR845/difelikefalin) achieved the primary endpoint of statistically significant reduction in weekly mean of the daily worst itching NRS scores vs. placebo after the 12-week treatment period (-4.4 KORSUVA vs. -3.3 placebo, p=0.018). In mid-2019, we also initiated Phase 2 trials of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC and in patients with AD. We aim to report top-line data from both of these trials in 2021. In January 2021, we initiated a Phase 2 study with Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients suffering from NP.

Establish partnerships for further development and commercialization of I.V. CR845/difelikefalin for the treatment of moderate-to-severe acute pain and/or PONV in acute care settings in the United States. In June 2018, we reported positive top-line data from the adaptive Phase 2/3 post-operative pain trial of I.V. CR845/difelikefalin in patients undergoing abdominal surgeries. At the higher dose of 1.0 mcg/kg dose, I.V. CR845/difelikefalin demonstrated statistically significant reductions in pain intensity compared to placebo at all pre-specified post-operative assessment periods. Additionally, I.V. CR845 treatment resulted in statistically significant reductions in the incidence of post-operative nausea and vomiting over the 24-hour period post-surgery for both the lower and higher doses of 0.5 and 1.0 mcg/kg, respectively. We are currently assessing the best path forward for I.V. CR845/difelikefalin in the post-operative acute care setting and have received FDA input regarding PONV as a potential indication. We expect to seek partnerships for further development of I.V. CR845/difelikefalin in the acute care setting.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with systematic conditions as CKD and CLD, dermatological conditions such as AD, and neurological conditions such as NP, as well as moderate-to-severe pain due to the following attributes:

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

• NDA accepted by FDA in February 2021, Priority Review request pending

• KALM-2 (Global) Phase 3 pivotal trial completed; top-line data reported

• KALM-1 pivotal trial completed; top-line data reported

• Phase 3 safety trials complete

• Breakthrough Therapy Designation granted by FDA in June 2017

VFMCRP/Vifor (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CKD (Stage III - V)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis (PBC)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis	• KARE Phase 2 efficacy trial ongoing; interim assessment complete - target enrollment increased to ~400 patients	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Notalgia Paresthetica	• KOMFORT Phase 2 efficacy trial ongoing;	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

CKD-aP is an intractable systemic itch condition with high prevalence for which there are no approved therapeutics in the United States or Europe. Based on the results from our efficacy and safety trials highlighted below, we submitted an NDA to the FDA for KORSUVA (CR845/difelikefalin) injection in December 2020, including a request for Priority Review under the Breakthrough Therapy Designation granted by the FDA in June 2017, which, if granted, could result in a six-month review process. In February 2021, the NDA was accepted by the FDA. We expect our partner, VFMCRP, to submit a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, in the first quarter of 2021.

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

We expect to conduct an End of Phase 2 Meeting with the FDA in the second quarter of 2021 and intend to initiate the Phase 3 program for Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in stage III - V (moderate-to-severe) CKD in the second half of 2021.

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

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 16. We continue to screen patients in this ongoing Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) and aim to have top-line data in the second half of 2021, due in part to delays related to the ongoing COVID-19 pandemic.

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

In January 2020, we expanded this Phase 2 trial to include approximately 320 adult AD patients with moderate-to-severe pruritus and incorporated an interim conditional power assessment into the design, to be conducted after approximately 50% of the targeted patient number complete the designated 12-week treatment period. In June 2020, we announced that based on the Independent Data Monitoring Committee’s, or IDMC’s, recommendation, the trial would be increased by approximately 28%, from the previous enrollment target of 320 patients to 410 patients, to maintain the prespecified statistical power of 80% or greater on the trial’s primary endpoint of change from baseline in the weekly mean of the daily 24-hour worst itching NRS score and key secondary endpoint of proportion of patients achieving a > 4 point improvement in itch NRS score at week 12. The IDMC’s recommendation was based on the results of the prespecified interim conditional power assessment conducted after approximately 50% of the originally targeted patient number completed the designated 12-week treatment period. In December 2020, we completed full enrollment, having enrolled approximately 400 patients at multiple clinical sites across the United States. We aim to report the top-line results from this trial in the first half of 2021, subject to any delays related to the ongoing COVID-19 pandemic.

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Notalgia Paresthetica (NP)

In January 2021, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in approximately 120 adult subjects with NP. Subjects will be randomized to receive Oral KORSUVA (CR845/difelikefalin) 2.0 mg twice daily versus placebo for eight weeks followed by a 4-week active extension period and follow up visit approximately 14 days after the last dose of the study. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 8 of the treatment period. Secondary endpoints include improvement in itch-related quality of life assessed by the change from baseline to Week 8 and a change from baseline in itch-related sleep disturbance subscale measured by the itch medical outcomes study at week 8.

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

Under the terms of the Vifor Agreement, we received from Vifor an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of our common stock. Upon U.S. regulatory approval of KORSUVA (CR845/difelikefalin) injection, we will also be eligible to receive an additional $50.0 million common stock investment at a 20% premium to the 30-day trailing average price of our common stock as of such date. In addition, pursuant to the Vifor Agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones.

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones, of which $2.5 million (before contractual foreign currency exchange adjustments) has been received as of December 31, 2020. In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase III trial for uremic pruritus in Japan. As a result, we received a milestone payment of $2.0 million ($1.9 million after contractual foreign currency exchange adjustments) from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated. Either we or Maruishi may terminate the Maruishi Agreement for the other party’s breach of the agreement or bankruptcy. Maruishi may terminate the agreement at any time at will. We may terminate the agreement as a whole if Maruishi challenges the licensed patent rights, and we may terminate the agreement with respect to any indication if Maruishi discontinues its development activities. In addition, in connection with the Maruishi Agreement, Maruishi made an $8.0 million equity investment in our company.

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). In May 2020, we met the milestone criteria, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As a result, in June 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP. As of December 31, 2020, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product. Either we or CKDP may terminate the

CKDP Agreement for the other party’s breach of the CKDP Agreement or bankruptcy. CKDP may terminate the CKDP Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKDP, or a third party commercializes a product containing a compound identical to CR845/difelikefalin without infringing any of the licensed patent rights in South Korea. We may terminate the CKDP Agreement if CKDP challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims CR845/difelikefalin and CKDP’s sale of products would infringe that patent. In addition, in connection with the CKDP Agreement, CKDP made a $0.4 million equity investment in our company.

Manufacturing and License Agreements

Enteris Biopharma, Inc.

In August 2019, we entered into a Non-Exclusive License Agreement, or the Enteris License Agreement, with Enteris. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock pursuant to the Enteris Purchase Agreement described below.

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock pursuant to the Enteris Purchase Agreement. During the year ended December 31, 2020, we paid $5.0 million to Enteris for a milestone earned during the year ended December 31, 2020 in relation to the Enteris License Agreement.

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

In connection with the Enteris License Agreement, in August 2019, we entered into the Enteris Purchase Agreement with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which we issued and sold to Purchaser 170,793 shares of our common stock in a private placement. Such shares were issued in satisfaction of the $4.0 million portion of the upfront fee payable in shares of our common stock pursuant to the Enteris License Agreement and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of our common stock on August 20, 2019. In addition, if we exercise our Royalty Buyout option, we may elect to make 50% of the payment in stock by issuing additional shares of our common stock valued at the 30-day volume weighted average price of our common stock as of such exercise. Pursuant to the Purchase Agreement, we effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, which included the filing of a registration statement with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by us.

Patheon UK Limited

In July 2019, we entered into an MSA with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

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

Sales and Marketing

In executing our strategy, our goal is to commercialize CR845/difelikefalin injection in the dialysis setting by partnering with out-licensing agreements, and to maintain significant control over the development process and commercial execution for the Oral formulation of CR845/difelikefalin, if approved.

We have executed out-licensing agreements on KORSUVA (CR845/difelikefalin) injection in the dialysis setting in the United States and the rest of the world.

For Oral KORSUVA (CR845/difelikefalin), we plan to develop and commercialize our drug candidate in pruritus indications, such as CKD-aP, AD, and potentially others, on our own in the United States, while exploring partnerships for development and commercialization in geographical territories outside the United States.

In 2015, we commissioned a qualitative market research study of nephrologists to evaluate the commercial potential of KORSUVA (CR845/difelikefalin) for CKD-aP. The study suggests KORSUVA (CR845/difelikefalin) would be well received by nephrologists, if approved. The key findings from the study were:

●	There is a clear unmet need to manage CKD-aP among dialysis patients.
●	Currently, there are no effective options for severe CKD-aP.
●	CR845/difelikefalin demonstrates impressive efficacy for CKD-aP.
●	Physicians were impressed with placebo-like adverse event profile.
●	KORSUVA (CR845/difelikefalin) injection can easily be incorporated into dialysis sessions.

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

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions of matter for and novel formulations of these compositions, as well as methods of using CR845/difelikefalin. We own the patent portfolio of seventeen issued U.S. patents covering kappa opioid receptor agonists, fifteen of which cover CR845/difelikefalin and its uses; six of these include composition of matter claims directed to CR845/difelikefalin, and nine include claims to its uses. All of these U.S. patents are expected to expire no earlier than 2027. Additionally, three U.S. patents have been granted with claims to CR845/difelikefalin-like dimer compounds and their uses. We have filed patent applications in the U.S. and internationally claiming novel oral formulations of CR845/difelikefalin, which if granted would be expected to expire no earlier than 2039. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

CR845/Difelikefalin

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes seventeen issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894; 8,536,131; 8,906,859; 8,951,970; 9,321,810; 9,334,305; 9,359,399; 10,017,536; 10,138,270; 10,913,769 and 10,793,596) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including CR845/difelikefalin and related molecules, as well as methods of using these compounds. These patents claiming CR845/difelikefalin compositions are due to expire November 12, 2027, although the patent term of one of the patents listed in the FDA Orange Book is expected to be extended for up to a further five (5) years, i.e. to November 12, 2032, based upon the Hatch-Waxman Act. The CR845/difelikefalin patent portfolio also includes pending U.S. patent applications which claim additional uses and methods of administering CR845/difelikefalin. Related foreign applications were filed in more than 40 other countries. National patents have been granted in 31 European countries, as well as in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. These granted foreign patents with claims to CR845/difelikefalin are due expire no earlier than November 12, 2027. The Brazilian patent law provides for a patent term extension of up to ten years for pharmaceutical patents to compensate for the loss of patent term during prosecution.

Other Cara Patents and Patent Applications

We also own several other U.S. Patents including U.S. Patent Nos. 7,741,350; 7,960,376; 7,960,377; and 8,211,926 with claims to other cannabinoid compounds and U.S. Patent No. 8,217,000 with claims to regulation of prolactin in mammals including humans.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a PCT application or a non-provisional patent application. The term of a patent in the United States can be adjusted and extended due to the failure of the USPTO following certain statutory and regulation deadlines for progressing prosecution and issuing a patent.

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

Because of the substantial unmet need for products that are safe and effective in CKD-aP, there are other companies that either were in the past or are currently involved in the discovery, development, and/or marketing of such products for CKD-aP or related conditions. Some of such product candidates or products include SK-1405 from Sanwa Kagaku Kenkyusho and Remitch® or nalfurafine from Toray Industries.

Oral KORSUVA (CR845/difelikefalin) – Chronic Kidney Disease-Associated Pruritus (CKD-aP) and Chronic Liver Disease-Associated Pruritus (CLD-aP). We are developing Oral KORSUVA (CR845/difelikefalin) for the management of moderate-to-severe chronic pruritus conditions like CKD-aP or CLD-aP. There are currently no products approved in the United States for CKD-aP or CLD-aP. The market for the management of moderate-to-severe chronic pruritus is highly fragmented and includes numerous generic products, including oral formulations of corticosteroids and antihistamines. The most common corticosteroids and antihistamines are available generically. Because of the size and untapped potential of the chronic pruritus market and the substantial unmet need for products that are safe and effective, there are other companies involved in the discovery, development, and/or marketing of new products for pruritus.

Oral KORSUVA (CR845/difelikefalin) – Atopic Dermatitis-Associated Pruritus (AD). We are developing Oral KORSUVA (CR845/difelikefalin) for the management of moderate-to-severe chronic pruritus associated with AD. There are currently two products specifically approved in the United States to treat AD and the itching associated with it: Dupixent (dupilumab) and Eucrisa (crisaborole). Additionally, the market for the management of mild-to-moderate and moderate-to-severe AD includes numerous generic products, including topical and oral formulations of corticosteroids and antihistamines. Because of the size and untapped potential of the AD market, there are other companies involved in the discovery, development, and/or marketing of new products for pruritus. Multiple companies are studying IL-13 inhibitors (e.g. tralokinumab, lebrikizumab), IL-31 inhibitors (e.g. nemolizumab), JAK inhibitors (e.g. baricitinib, upadacitinib and abrocitinib) and OX40 inhibitors for treatment of AD.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

●	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or cGCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine cGCP compliance;
●	FDA review and approval of the NDA; and
●	potential DEA review and scheduling activities prior to launch for some of our product candidates.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities subject to the law, known as covered entities, such as certain healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that process individually identifiable health information on their behalf, relating to the privacy, security and transmission of individually identifiable health information as well as their covered subcontractors. Among other things, HITECH makes security standards and certain privacy standards directly applicable to the business associates of covered entities that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, federal transparency laws, including the federal Physician Payments Sunshine Act created under Section 6002 of the Health Care Reform Law and its implementing regulations, require that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Health Care Reform Law’s mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Health Care Reform Law, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year starting in 2013 and, following passage of the Bipartisan Budget Act of 2015, and subsequent legislative amendments, including the BBA, will remain in effect until 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President

Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In the United States, the European Union, or EU, and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

These and other healthcare reform initiatives may result in additional reductions in Medicare payments and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new incoming Presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for our product candidates once they are approved. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. For example, in the EU, we must obtain authorization of a clinical trial application, or CTA, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees and Human Capital

As of February 22, 2021, we had 80 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses from our inception, and although we generated net income in 2020, we anticipate that we may incur losses in the foreseeable future, and may never maintain profitability.

We are a clinical-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing I.V. and Oral CR845/difelikefalin with the goal of achieving regulatory approval. Since inception, we have incurred significant operating and net losses. We incurred net losses of $106.4 million and $74.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $392.3 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our financial results may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to the commercialization of I.V. and Oral CR845/difelikefalin, if they are approved by the FDA. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

●	continue the development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP and CLD-aP;
●	expand our Oral KORSUVA (CR845/difelikefalin) program into certain dermatologic conditions, including AD, and neurological conditions, including NP;
●	explore further development of CR845/difelikefalin injection in the post-operative setting;
●	seek regulatory approvals for KORSUVA (CR845/difelikefalin) injection and any other product candidate that successfully completes clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To become and remain profitable from product sales, we must succeed in developing and eventually commercializing one or more products that generate significant revenue. This will require us to be successful in a range of challenging activities, including successful registration of KORSUVA (CR845/difelikefalin) injection and Oral KORSUVA (CR845/difelikefalin), discovering additional product candidates and completing preclinical testing and clinical trials for those product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

Even if we do achieve profitability from product sales, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our R&D efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is expensive. We may need to raise additional capital to:

●	progress our KORSUVA (CR845/difelikefalin) injection CKD-aP program through NDA approval;
●	continue the further development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP, CLD-aP, AD, and NP;
●	explore further development of CR845/difelikefalin injection in the post-operative setting;
●	fund our operations and continue our efforts to hire additional personnel for the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved by the FDA;
●	qualify and outsource the commercial-scale manufacturing of our products, including KORSUVA (CR845/difelikefalin) injection under cGMP; and
●	in-license other product candidates.

We believe that with our available cash and cash equivalents and marketable securities balances as of December 31, 2020, we will have sufficient funds to meet our projected operating requirements into 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, in particular the completion of our development of Oral KORSUVA (CR845/difelikefalin) for the treatment of CKD-aP, CLD-aP, AD, and NP, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and costs related to Phase 2 and Phase 3 development of Oral KORSUVA (CR845/difelikefalin) for CKD-aP, CLD-aP, AD, NP, and other indications;
●	the rate of progress and costs for the submission and review of an NDA for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP in hemodialysis patients or for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of manufacturing sufficient supplies of KORSUVA (CR845/difelikefalin) injection in preparation for commercialization, if approved;
●	the effect of competing technological and market developments;

●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
●	the success of the commercialization of KORSUVA (CR845/difelikefalin) injection, if approved, and any future product candidates.

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

Based on the results from our efficacy and safety trials for KORSUVA (CR845/difelikefalin) injection for the treatment of CKD-aP, we submitted an NDA to the FDA for KORSUVA (CR845/difelikefalin) injection in December 2020, including a request for Priority Review under the Breakthrough Therapy Designation granted by the FDA in June 2017, which, if granted, could result in a six-month review process from the date of FDA’s acceptance for filing of the NDA. Although our NDA was accepted for filing by the FDA in February 2021, it may not be granted priority review designation. Even if our NDA is filed for substantive review by the FDA, it may be subject to advisory committee review. Additionally, review of our NDA may be delayed due to ongoing impact of the COVID-19 pandemic on the FDA, including the diversion of review personnel and the inability of the FDA to inspect foreign manufacturing or clinical sites. In the EU, we expect our partner, VFMCRP, to submit a MAA, to the EMA, in the first quarter of 2021; however, we cannot assure you that the results of our trials will successfully support our regulatory applications for approval.

KORSUVA (CR845/difelikefalin) injection will require regulatory approval, marketing efforts and further investment before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates, including KORSUVA (CR845/difelikefalin) injection, before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we do not receive FDA approval for, and successfully commercialize KORSUVA (CR845/difelikefalin) injection, we will not be able to generate revenue in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing CR845/difelikefalin injection will have a substantial adverse impact on our business and financial condition.

We cannot be certain that KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates will be successful in clinical trials or receive regulatory approval. Regulatory authorities may interpret our data differently than we have. If approved for marketing by applicable regulatory authorities, our ability to generate revenues from KORSUVA (CR845/difelikefalin) injection will depend on our ability, or Vifor’s ability pursuant to the Vifor Agreement, as applicable, to:

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of KORSUVA (CR845/difelikefalin) injection for CKD-aP in hemodialysis patients and Oral KORSUVA (CR845/difelikefalin) for CKD-aP in pre-dialysis patients, CLD-aP, NP, and certain dermatological conditions, including AD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In addition, unfavorable changes in our industry or the global economy, including as a result of the ongoing COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could affect our ability to obtain marketing approval for any of our product candidates, including KORSUVA (CR845/difelikefalin), for which we submitted our NDA to the FDA in December 2020, and our MAA to the EMA expected to be submitted in the first quarter of 2021.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to limit dosage in development or interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in February 2016, the FDA placed our adaptive trial of I.V. CR845/difelikefalin for postoperative pain on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L. After the safety review was completed, the FDA removed this clinical hold in April 2016 and the clinical trial was resumed in June 2016. If other concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may order us to cease further development, decline to approve the drug or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by I.V. CR845/difelikefalin or any of our other current or future product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, and in turn prevent us from commercializing and generating revenues from the sale of I.V. CR845/difelikefalin or any other product candidate. Approval of KORSUVA may include aspects of product labeling that limit its commercial use, including a Boxed Warning, Risk Evaluation and Mitigation Strategies, or REMS, or other limitations of use.

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

In order to market and sell our products in the EU and many other jurisdictions, we or our collaborators or partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our or our collaborators’ or partners’ ability to obtain approval elsewhere. We or our collaborators or partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

There are a large number of companies developing or marketing therapies for the treatment and management of pruritus, including many major pharmaceutical and biotechnology companies. Among the companies that currently market or are developing therapies that, if approved, our product candidates may potentially compete with include: Pfizer, AbbVie, Eli Lilly, Amgen, Regeneron, Leo Pharma, Chugai and others. Additionally, the market for the prevention and treatment of PONV is highly fragmented. There are a number of different agents alone or in combination (particularly in patients with a high risk for PONV) with different mechanism of actions to try to manage PONV. If approved, I.V. CR845/difelikefalin would likely be competing within the overall PONV market, although we expect that it would primarily be utilized as an add-on therapy in patients with a higher risk of PONV. Although most of the PONV products are generically available, there is still a significant segment of high-risk patients where their PONV is not adequately managed, which can increase the hospital length of stay and add significant cost to managing a post-operative patient.

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

Risks Related to Legal and Compliance Matters

If we fail to comply with federal and state healthcare laws, including fraud and abuse, and transparency laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency and patients’ rights may be applicable to our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which regulates, among other things, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including without limitation the federal civil False Claims Act, and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval from a federal health care program (including Medicare and Medicaid);

●	HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, or Centers for Medicare & Medicaid Services, information related to payments and other transfers of value provided to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to the pricing of certain drugs, as well as payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, including health plans, healthcare clearinghouses, certain healthcare providers, and their business associates and covered subcontractors that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In the event we are subject to HIPAA and we or our covered subcontractors fail to properly maintain the privacy and security of certain individually identifiable health information, or we or our covered subcontractors are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. On June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

On October 31, 2019, CMS issued a final rule that revises payment policies and rates under the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, for renal dialysis services furnished to beneficiaries on or after January 1, 2020. The final rule also updates the Transitional Drug Add-On Payment Adjustment, or TDAPA. In the final rule, CMS revised ESRD PPS eligibility to focus on innovative drugs and excluded certain drugs from being eligible for the TDAPA. CMS will pay the revised TDAPA adjustment, which is called the Transitional Add-on Payment Adjustment for New and Innovative Equipment and Supplies , or TPNIES, for equipment and supplies that: (1) have been designated by CMS as a renal dialysis service, (2) are new, meaning granted marketing authorization by FDA on or after January 1, 2020, (3) are commercially available by January 1 of the particular calendar year, meaning the year in which the payment adjustment would take effect, (4) have a Healthcare Common Procedure Coding System, or HCPCS, application submitted in accordance with the official Level II HCPCS coding procedures by September 1 of the particular calendar year, (5) are innovative, meaning they meet the substantial clinical improvement criteria specified in the Inpatient Prospective Payment System regulations and related guidance, and (6) are not capital-related assets. On November 2, 2020, CMS issued a final rule outlining its payment policies and rates under the ESRD PPS for the 2021 calendar year. In addition to the annual technical updates to the ESRD PPS, the final rule, among other things, expands eligibility under the TPNIES. In particular, the final rule provided for biannual coding cycles for new HCPCS Level II code applications, revised the definition of “new” to be three (3) years beginning on the date of FDA marketing authorization, and expanded eligibility under the TPNIES to include certain home dialysis capital-related assets. We expect KORSUVA (CR845/difelikefalin) injection, if approved for CKD-aP in hemodialysis patients, will qualify for TDAPA payments for two years post approval. However, there is no assurance that KORSUVA (CR845/difelikefalin) injection will qualify for TDAPA payments or, even if it does, that it will be able to maintain its price established in the TDAPA period in the post-TDAPA timeframe.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act, or TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Health Care Reform Law, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, and subsequent legislative amendments, including the BBA, will remain in effect until 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and

September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Legislation and regulations that, among other things, reduce drug prices or require the implementation of costly compliance measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts, and we cannot predict what legislation will be enacted in the future. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

●	we may not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
●	we may not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;
●	it is possible that none of the pending patent applications will result in issued patents;
●	the issued patents covering our product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties;
●	we may not develop additional proprietary technologies that are patentable;
●	patents of others may have an adverse effect on our business;
●	competitors may file trademark infringement claims or challenges to the validity of our trademark(s);
●	noncompliance with governmental patent agencies requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, potentially allowing competitors to enter the market earlier than would otherwise have been the case;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates; or
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

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

Until recent changes to the U.S. Patent Laws, patents and patent applications relating to substantially similar claimed inventions were potentially subject to interference proceedings to determine the first applicant to invent the claimed subject matter. For an interference to be declared against our patents and patent applications, any such interference would be under the 1952 law which was eliminated by the America Invents Act, or AIA, enacted in 2011 and fully effective in 2013. Such an interference would therefore have to relate to a patent or application with an effective filing date before March 16, 2013. No interference with such a patent or application has been declared to date. Therefore, it seems extremely unlikely that we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States against one or more parties claiming the same or similar invention. However, in the unlikely event that such interference was to be declared, the costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. The results of these types of proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such results could have a material adverse effect on our results of operations.

In addition, the patentability of claims in pending patent applications covering a CR845/difelikefalin-based product can be challenged by third parties during prosecution in the USPTO under the new AIA law of 2013, for example by third party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as Post-Grant Review, Inter-partes Reexamination, and Inter-partes Review proceedings.

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

As of February 22, 2021, we had 80 employees. Our management and personnel systems and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

Since our initial public offering in January 2014, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	delays in the commencement, enrollment and ultimate completion of our clinical trials, including our planned trials for KORSUVA (CR845/difelikefalin) injection and Oral KORSUVA;
●	any delay or refusal on the part of the FDA in approving an NDA for KORSUVA (CR845/difelikefalin) injection or our other current or future product candidates;
●	the commercial success of KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) or any future product candidates, if approved by the FDA;
●	results of clinical trials of Oral KORSUVA (CR845/difelikefalin) or any future product candidate or those of our competitors;
●	actual or anticipated variations in quarterly or annual operating results;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets, including as a result of the ongoing COVID-19 pandemic;
●	developments concerning our sources of manufacturing supply, warehousing and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;

●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	changes in the structure of healthcare payment systems; and
●	the other factors described in this “Risk Factors” section.

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

We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:

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

A portion of our net operating loss, or NOL, carryforwards and R&D tax credits may expire and not be used. As of December 31, 2020, we had federal and state NOL carryforwards of approximately $368.2 million and $273.0 million, respectively, and we also had federal and state R&D tax credit carryforwards of approximately $18.4 million and $1.8 million, respectively. Our NOL carryforwards will begin expiring in 2026 for federal purposes (to the extent such federal

NOLs are generated in taxable years beginning on or before December 31, 2017) and 2027 for state purposes if we have not used them prior to that time, and our federal R&D tax credits will begin expiring in 2025 unless previously used. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely subject, in the case of tax years beginning after 2020, to a limitation of 80% of taxable income, but, except for NOLs arising in taxable years beginning after 2017 and before 2021, for which a 5-year carryback period applies, may not be carried back. It is uncertain if and to what extent various states will conform to the TCJA, as modified by the CARES Act. To the extent that we have not exchanged our Connecticut R&D tax credits for a tax refund, those tax credits carry forward indefinitely. Additionally, our ability to use any NOL and R&D tax credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of our stock of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offerings in 2015, 2017, 2018 and 2019, together with private placements and other transactions that have occurred, may have triggered such ownership changes. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. We are currently in the process of conducting a 382 analysis and expect this analysis to be completed in the first half of 2021. If the analysis shows a change of ownership has occurred, we will be limited regarding the amount of NOL carryforwards and R&D tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the NOL carryforwards and R&D tax credits before they expire. In addition, certain states have in the past suspended use of NOL carryforwards for certain taxable years (including without limitation legislation enacted by California in June 2020 that suspends the use of California NOLs and limits the use of California R&D tax credits for certain years), and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, limitations on our ability to use NOL carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

New or future changes to tax laws could materially adversely affect our company.

On December 22, 2017, President Trump signed into law the TCJA, which significantly amends the Internal Revenue Code of 1986, which was modified by the CARES Act. The TCJA, as modified by the CARES Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of taxable income, eliminates certain NOL carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA and CARES Act is uncertain and our business and financial condition could be adversely affected. The impact of the TCJA and CARES Act on holders of our common stock is also uncertain and could be adverse.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 36,000 square feet of office space in Stamford, Connecticut under leases that expire in December 2023. We believe that the office space in Stamford is suitable and adequate to meet our current needs and to allow for expansion as we increase our headcount. See Note 17 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K.

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

Stockholders

As of February 22, 2021, there were 29 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Nasdaq Composite Index, and (ii) the Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2015 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

$290
$240
$190
$140
$90
$40
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Cara
NASDAQ Biotech Index
NASDAQ Composite Index

Cumulative Total Return

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cara Therapeutics, Inc.	100.00	55.10	72.60	77.11	95.55	89.74
Nasdaq Biotechnology	100.00	78.32	94.81	85.97	106.95	134.42
Nasdaq Composite	100.00	107.50	137.86	132.51	179.19	257.38

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Use of Proceeds

Not applicable.

Item 6. Selected Financial Data.

The following selected financial data for the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 have been derived from our audited financial statements not included in this report. Our historical results for any prior periods are not necessarily indicative of results to be expected for any future period. The information set forth in the following table should be read in conjunction with Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
License and milestone fees	$134,439	$19,746	$13,436	$530	$—
Collaborative revenue	—	—	—	313	—
Clinical compound revenue	643	140	33	68	86
Total revenue (1)	135,082	19,886	13,469	911	86
Operating expenses:
Research and development	107,851	113,820	75,531	48,524	49,253
General and administrative	21,846	17,745	15,320	11,872	9,233
Total operating expenses	129,697	131,565	90,851	60,396	58,486
Operating income (loss)	5,385	(111,679)	(77,382)	(59,485)	(58,400)
Other income, net	2,334	4,490	2,980	1,156	652
Income (loss) before benefit from income taxes	7,719	(107,189)	(74,402)	(58,329)	(57,748)
Benefit from income taxes	691	816	389	204	468
Net income (loss)	$8,410	$(106,373)	$(74,013)	$(58,125)	$(57,280)
Net income (loss) per share:
Basic	$0.18	$(2.49)	$(2.06)	$(1.86)	$(2.10)
Diluted	$0.18	$(2.49)	$(2.06)	$(1.86)	$(2.10)
Weighted average shares:
Basic	47,413,250	42,669,333	35,892,786	31,202,842	27,279,008
Diluted	47,915,030	42,669,333	35,892,786	31,202,842	27,279,008

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities (2)	$251,490	$218,165	$182,779	$92,569	$58,276
Total assets (3)	271,157	232,959	190,823	97,004	63,828
Deferred revenue (4)	—	22,262	42,009	—	—
Total liabilities (3)	22,156	46,246	57,193	10,224	13,103
Total stockholders’ equity	249,001	186,713	133,630	86,780	50,725
(1)	The changes in revenue for the years ended December 31, 2017 to December 31, 2018, December 31, 2018 to December 31, 2019 and December 31, 2019 to December 31, 2020 primarily reflect an upfront payment from VFMCRP related to the license agreement entered into in May 2018 and earned by us as work was performed in 2018, 2019 and 2020. The change in revenue for the year ended December 31, 2019 to December 31, 2020 also reflects an upfront payment of $150.0 million from Vifor, of which $111.6 million was recorded as revenue, in connection with a license agreement we entered into in October 2020 (refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Collaboration and License Agreements”, Note 11

of Notes to Financial Statements, Collaboration and License Agreements, and Note 12 of Notes to Financial Statements, Revenue Recognition in this Annual Report on Form 10-K).
(2)	The increases in cash and cash equivalents and marketable securities from December 31, 2019 to December 31, 2020, December 31, 2018 to December 31, 2019, December 31, 2017 to December 31, 2018, and from December 31, 2016 to December 31, 2017 reflects the upfront payment from Vifor in connection with a license agreement we entered into in October 2020, the proceeds from our follow-on offering of our common stock in July 2019 and 2018, respectively, the upfront payment from VFMCRP related to the license agreement entered into in May 2018, and the proceeds from our follow-on offering of our common stock in April 2017, respectively, partially offset by cash used in operating activities for each respective period (refer to Note 9 of Notes to Financial Statements, Stockholders’ Equity, in this Annual Report on Form 10-K).
(3)	On January 1, 2019, we adopted ASC 842, Leases. As a result, we recorded an operating lease right-of-use asset within total assets and an operating lease liability (current and non-current) within total liabilities as of December 31, 2019 relating to our original lease for office space. In October 2020, we recorded an additional operating lease right-of-use asset within total assets and an additional operating lease liability (current and non-current) within total liabilities as of December 31, 2020 for additional office space (refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Accounting Pronouncements Recently Adopted, and Note 17 of Notes to Financial Statements, Commitments and Contingencies – Leases, in this Annual Report on Form 10-K.
(4)	The changes in deferred revenue from December 31, 2019 to December 31, 2020, December 31, 2018 to December 31, 2019 and December 31, 2017 to December 31, 2018 were due to the upfront payment from VFMCRP related to the license agreement entered into in May 2018 and earned by us as work was performed in 2018, 2019 and 2020 (refer to Note 12 of Notes to Financial Statements, Revenue Recognition, in this Annual Report on Form 10-K).

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

In our KALM-1 and KALM-2 Phase 3 trials and two Phase 2 trials, KORSUVA (CR845/difelikefalin) injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, and Vifor to commercialize KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP in the U.S. under profit share agreements. We have partnered with VFMCRP to commercialize KORSUVA worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP).

CR845/difelikefalin has also demonstrated statistically significant pain reduction in clinical trials in patients with moderate-to-severe acute pain in the post-operative setting, without inducing many of the undesirable side effects typically associated with currently available opioid pain therapeutics. We retain rights to all KORSUVA/CR845 formulations and indications worldwide, excluding KORSUVA (CR845/difelikefalin) injection in dialysis patients with CKD-aP under our agreements with VFMCRP and Vifor for U.S. and certain ex-U.S. territories in Japan (Maruishi/sub-licensee Kissei) and South Korea (CKDP).

The FDA has conditionally accepted KORSUVA as the trade name for CR845/difelikefalin injection. In December 2020, we submitted a NDA to the FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe pruritus in hemodialysis patients, and in February 2021, the NDA was accepted by the FDA. KORSUVA’s safety and efficacy have not been fully evaluated by any regulatory authority.

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

Collaboration and License Agreements

Vifor (International) Ltd.

On October 15, 2020, we entered into the Vifor Agreement with Vifor under which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (CR845/difelikefalin) injection in the United States.

Under the terms of the Vifor Agreement, we received from Vifor an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of our common stock. Upon U.S. regulatory approval of KORSUVA (CR845/difelikefalin) injection, we will also be eligible to receive an additional $50.0 million common stock investment at a 20% premium to the 30-day trailing average price of our common stock as of such date. In addition, pursuant to the Vifor Agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones.

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones, of which $2.5 million (before contractual foreign currency exchange adjustments) has been received as of December 31, 2020. In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase III trial for uremic pruritus in Japan. As a result, we received a milestone payment of $2.0 million ($1.9 million after contractual foreign currency exchange adjustments) from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated. Either we or Maruishi may terminate the Maruishi Agreement for the other party’s breach of the agreement or bankruptcy. Maruishi may terminate the agreement at any time at will. We may terminate the agreement as a whole if Maruishi challenges the licensed patent rights, and we may terminate the agreement with respect to any indication if Maruishi discontinues its development activities. In addition, in connection with the Maruishi Agreement, Maruishi made an $8.0 million equity investment in our company.

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). In May 2020, we met the milestone criteria, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As a result, in June 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP. As of December 31, 2020, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product. Either we or CKDP may terminate the CKDP Agreement for the other party’s breach of the CKDP Agreement or bankruptcy. CKDP may terminate the CKDP Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKDP, or a third party commercializes a product containing a compound identical to CR845/difelikefalin without infringing any of the licensed patent rights in South Korea. We may terminate the CKDP Agreement if CKDP challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims CR845/difelikefalin and CKDP’s sale of products would infringe that patent. In addition, in connection with the CKDP Agreement, CKDP made a $0.4 million equity investment in our company.

Manufacturing and License Agreements

Enteris Biopharma, Inc.

In August 2019, we entered into the Enteris License Agreement with Enteris. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock pursuant to the Enteris Purchase Agreement described below. As a result, we recognized $8.0 million of R&D expense related to the Enteris License Agreement during the year ended December 31, 2019.

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock pursuant to the Enteris Purchase Agreement. During the year ended December 31, 2020, we paid $5.0 million to Enteris for a milestone earned during the year ended December 31, 2020 in relation to the Enteris License Agreement. As a result, we recognized $5.0 million of R&D expense related to the Enteris License Agreement during the year ended December 31, 2020.

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

In connection with the Enteris License Agreement, in August 2019, we entered into the Enteris Purchase Agreement with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which we issued and sold to Purchaser 170,793 shares of our common stock in a private placement. Such shares were issued in satisfaction of the $4.0 million portion of the upfront fee payable in shares of our common stock pursuant to the Enteris License Agreement and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of our common stock on August 20, 2019. In addition, if we exercise our Royalty Buyout option, we may elect to make 50% of the payment in stock by issuing additional shares of our common stock valued at the 30-day volume weighted average price of our common stock as of such exercise. Pursuant to the Purchase Agreement, we effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, which included the filing of a registration statement with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by us.

Patheon UK Limited

In July 2019, we entered into an MSA with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with Vifor, VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. Through December 31, 2020, we have earned a total of $6.7 million in clinical development or regulatory milestone payments and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the Vifor or VFMCRP agreements or royalties under any of our collaborations.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2021 will increase over those for 2020. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

We anticipate that our general and administrative expenses for 2021 will generally approximate those for 2020 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, accountants and investor relations firms. In addition, if Oral CR845/difelikefalin or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the years ended December 31, 2020, 2019 and 2018

Revenue

	Year Ended December 31,
	2020		2019		2018

	Dollar amounts in thousands
		% change		% change
License and milestone fees	$134,439	581%	$19,746	47%	$13,436
Clinical compound revenue	643	359%	140	320%	33
Total revenue	$135,082	579%	$19,886	48%	$13,469

License and milestone fee revenue

License and milestone fees revenue of $134.4 million for the year ended December 31, 2020 was related to license fees of $111.6 million earned by us in connection with the Vifor Agreement that we entered into in October 2020, license fees of $22.3 million earned by us in connection with the VFMCRP Agreement, and $0.6 million (net of South Korean withholding taxes) earned by us for achieving a development milestone under the CKDP Agreement. License and milestone fees revenue of $19.7 million and $13.4 million for the years ended December 31, 2019 and 2018, respectively, were related to license fees earned by us during the respective periods in connection with the VFMCRP Agreement (see Note 11 of Notes to Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10-K).

Clinical compound revenue

Clinical compound revenue of $643 thousand for the year ended December 31, 2020 was related to the sales of clinical compound to VFMCRP for $115 thousand and to Maruishi for $528 thousand. Clinical compound revenue of $140 thousand and $33 thousand for the years ended December 31, 2019 and 2018, respectively, related to the sale of clinical compound to Maruishi.

Research and Development Expense

	Year Ended December 31,
	2020		2019		2018

	Dollar amounts in thousands
		% change		% change
Direct clinical trial costs	$68,937	(14)%	$80,098	41%	$56,625
Consultant services in support of clinical trials	5,792	30%	4,470	31%	3,406
Stock-based compensation	8,197	41%	5,809	32%	4,395
Depreciation and amortization	112	2%	110	(62)%	288
Other R&D operating expenses	24,813	6%	23,333	116%	10,817
Total R&D expense	$107,851	(5)%	$113,820	51%	$75,531

For the year ended December 31, 2020 compared to the year ended December 31, 2019, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $33.2 million, mainly from activities related to the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, the KALM-2 Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for CLD-aP, costs associated with a supportive Phase 1 study and other license fees. Those costs were partially offset by an increase of $19.4 million, mainly from the Phase 2 efficacy trial for pruritus associated with AD, the Phase 2 efficacy and safety trial for pruritus associated with NP, costs associated with a supportive Phase 1 study, costs associated with the preparation our NDA submission and other general costs. There was also an increase of $4.1 million in clinical and commercial drug manufacturing costs. The increase in stock-based compensation expense was primarily the result of additional stock option and restricted stock unit grants to new and existing employees, as well as additional stock-based compensation expense relating to the vesting of performance-based restricted stock units that were achieved in 2020 as compared to 2019 by certain executives. The increase in other R&D operating expenses primarily resulted from a $5.0 million milestone earned by Enteris during the year ended December 31, 2020, as well as increases in payroll and related costs and cost of clinical compound sales, partially offset by the upfront payment of $8.0 million made to Enteris upon entering the Enteris License Agreement during the year ended December 31, 2019 and decreases in travel and related costs.

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

The following table summarizes our R&D expenses by product candidate for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018

	Dollar amounts in thousands
		% change		% change
External research and development expenses:
I.V. CR845 - Pruritus	$44,026	(26)%	$59,687	67%	$35,781
I.V. CR845 - Pain	100	(73)%	373	(94)%	6,386
Oral CR845 - Pruritus	30,491	25%	24,475	56%	15,670
Oral CR845 - Pain	23	(32)%	33	(98)%	2,194
Internal research and development expenses	33,211	14%	29,252	89%	15,500
Total research and development expenses	$107,851	(5)%	$113,820	51%	$75,531

General and Administrative Expense

	Year Ended December 31,
	2020		2019		2018

	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$3,841	(1)%	$3,883	34%	$2,906
Stock-based compensation	6,638	(2)%	6,759	19%	5,700
Depreciation and amortization	97	11%	88	7%	82
Other G&A operating expenses	11,270	61%	7,015	6%	6,632
Total G&A expense	$21,846	23%	$17,745	16%	$15,320

For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in professional fees and public/investor relations expenses was primarily the result of a decrease in consultants’ costs, partially offset by increases in accounting fees. The decrease in stock-based compensation expense was primarily the result of the resignation of our former Chief Financial Officer in December 2019, a decrease in stock-based compensation expense due to fewer performance-based restricted stock units vesting during 2020 as compared to 2019, and the issuance of common stock relating to the consulting agreement that ended in 2019, partially offset by additional stock option grants and restricted stock unit grants to employees and members of our Board of Directors, including our current CFO beginning in October 2020. The increase in other G&A operating expenses was primarily the result of increases in commercial costs, insurance costs, and payroll and related costs.

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

Other Income, Net

	Year Ended December 31,
	2020		2019		2018

	Dollar amounts in thousands
		% change		% change
Other income, net	$2,334	(48)%	$4,490	51%	$2,980

For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in other income, net was primarily due to a decrease in net accretion income and a decrease in interest income resulting from a lower yield on our lower average balance of our portfolio of investments in the 2020 period, partially offset by a realized gain of approximately $0.3 million from the sale of our available-for-sale marketable securities in the 2020 period.

For the year ended December 31, 2019 compared to the year ended December 31, 2018, the increase in other income, net was primarily due to an increase in interest and accretion income resulting from a higher average balance of our portfolio of investments in the 2019 period.

Benefit from Income Taxes

For the years ended December 31, 2020, 2019 and 2018, pre-tax income (losses) were $7.7 million, $(107.2) million and $(74.4) million, respectively, and we recognized a benefit from income taxes of $691 thousand, $816 thousand and $389 thousand, respectively.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at December 31, 2020, 2019 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through December 31, 2020, we have raised an aggregate of $774.5 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $201.9 million under our license agreements, primarily with Vifor, VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $53.0 million from the purchase of our common stock in relation to the license agreements with Vifor and VFMCRP (see Note 11 of Notes to Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10-K).

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

As of December 31, 2020, we had $251.5 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the Vifor Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $290.0 million, consisting of a $50.0 million common stock investment for a regulatory milestone and up to $240.0 million upon the achievement of certain sales-based milestones. As of December 31, 2020, we have not received any milestone payments under the Vifor Agreement.

Under the VFMCRP Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $470.0 million, consisting of up to $30.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of December 31, 2020, we have not received any milestone payments under the VFMCRP Agreement.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. As of December 31, 2020, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments under the Maruishi Agreement. In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase III trial for uremic pruritus in Japan. As a result, we received a milestone payment of $2.0 million ($1.9 million after contractual foreign currency exchange adjustments) from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. In May 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and we recorded $0.6 million (net of South Korean withholding tax) as license and milestone fees revenue during the year ended December 31, 2020 relating to the milestone payment received from CKDP. As of December 31, 2020, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received under the CKDP Agreement.

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

Since inception, we have incurred significant operating and net losses. We incurred net losses of $106.4 million and $74.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $392.3 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include conducting supportive Phase 1 trials, Phase 2 trials, and Phase 3 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD, AD, and NP, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of December 31, 2020 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our collaboration agreements with VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

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

Accounting Standards Codification, or ASC, section 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Therefore, at the date of enactment, we reduced deferred tax assets by $25.9 million based on the revised tax rate, which required a re-assessment of the related valuation allowance. Based on expected net losses into the foreseeable future, we will currently continue to record a 100% valuation allowance against our deferred tax assets. The corresponding reduction in the valuation allowance as a result of the re-measurement of deferred tax assets and liabilities was also recorded to continuing operations in the tax provision. As of December 31, 2020 and 2019, we did not have any foreign subsidiaries and the international aspects of the TCJA are not applicable for the respective periods.

In addition, NOLs arising in taxable years beginning after December 31, 2017, can be carried forward indefinitely but carryback is generally prohibited. The use of such NOL carryforwards for taxable years beginning after 2020 is limited to 80% of taxable income. NOLs generated before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and 20-year carryforward period.

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

The CARES Act of 2020 and Consolidated Appropriations Act of 2021

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to our history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	Dollar amounts in thousands
Net cash used in operating activities	$(5,487)	$(109,225)	$(22,301)
Net cash used in investing activities	(20,275)	(30,516)	(82,819)
Net cash provided by financing activities	39,140	142,604	110,813
Net increase in cash, cash equivalents and restricted cash	$13,378	$2,863	$5,693

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2020 consisted primarily of a $7.4 million cash outflow from net changes in operating assets and liabilities and a $6.5 million cash outflow from net non-cash charges, partially offset by net income of $8.4 million (which includes $111.6 million of licensing and milestone fees revenue from the Vifor Agreement). Net non-cash charges primarily consisted of a decrease of $22.3 million in deferred revenue associated with our VFMCRP Agreement, partially offset by stock-based compensation expense of $14.8 million and the amortization expense component of lease expense of $0.8 million relating to our Stamford operating leases. The change in operating assets and liabilities primarily consisted of a cash outflow of $3.2 million from an increase in prepaid expenses, primarily related to an increase in prepaid clinical costs, a cash outflow of $2.8 million from a decrease in accounts payable and accrued expenses, and a cash outflow of $1.1 million relating to operating lease liabilities associated with our Stamford operating leases.

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

Net cash used in investing activities

Net cash used in investing activities was $20.3 million for the year ended December 31, 2020, which primarily included cash outflows of $232.9 million for the purchases of available-for-sale marketable securities, partially offset by cash inflows of $171.4 million from maturities and redemptions of available-for-sale marketable securities and proceeds of $41.6 million from sales of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds of $38.4 million from the sale of our common stock relating to the Vifor Agreement and $0.7 million received from the exercise of stock options.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2020 (in thousands):

	Payment Due for the Year Ending December 31,
	2021	2022	2023	2024	2025	Total
Stamford operating leases	$1,921	$1,957	$1,992	$—	$—	$5,870

Contractual obligations and commitments at December 31, 2020 also included the Enteris License Agreement, which we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. However, we have no material non-cancelable purchase commitments with these contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Therefore, these were not included in the table above. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement were not included in the table above as these milestone events may or may not be achieved.

See Note 17 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our contractual obligations and commitments, and Note 7 of Notes to Financial Statements, Restricted Cash, in this Annual Report on Form 10-K for details about our letter of credit associated with our Stamford operating leases.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20 using the full retrospective method. Under ASC 606, we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, we perform the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We concluded that upon adoption of ASC 606, as amended, there was no impact on our results of operations, financial position or cash flows for any period presented from our only two revenue-related contracts, which were in effect at that time: the CKDP Agreement or the Maruishi Agreement.

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

See Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Revenue Recognition, and Note 12 of Notes to Financial Statements, Revenue Recognition, in this Annual Report on Form 10-K for further details about our critical accounting estimates for revenue recognition for our significant contracts.

Stock-Based Compensation

We grant stock options to employees, non-employee directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the Board of Directors’ awards of stock-based compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the Statements of Comprehensive Income (Loss) based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model. On January 1, 2019, we used the Black-Scholes option valuation model to remeasure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting. For all share-based payments granted to employees and non-employees, compensation cost relating to awards with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

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

See Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Stock-Based Compensation, in this Annual Report on Form 10-K for further details about our critical accounting estimates for stock-based compensation.

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

As of December 31, 2020, we had invested $219.8 million of our cash reserves in such marketable securities. Those marketable securities include $219.8 million of investment grade debt instruments with a yield of approximately 0.32% and maturities through December 2023. As of December 31, 2019, we had invested $199.9 million of our cash reserves in such marketable securities. Those marketable securities include $199.9 million of investment grade debt instruments with a yield of approximately 2.08% and maturities through December 2021.

We maintain an investment portfolio in accordance with our investment policy, which includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and to meet operating needs. Our investments are subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we do not believe we are materially exposed to changes in interest rates related to our investments. As a result, we do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of December 31, 2020 and 2019, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. For the year end December 31, 2020, we did not record any charges to credit loss expense for our available-for-sale securities. For the year ended December 31, 2019, we did not record any charges for other-than-temporary impairments of our available-for-sale securities. (Refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Marketable Securities, in this Annual Report on Form 10-K).

As of December 31, 2020 and 2019, we did not have material balances of receivables on our Balance Sheets.

Item 8. Financial Statements and Supplementary Data.

Cara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cara Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

As discussed in Notes 11 and 12 to the financial statements, the Company entered into a royalty-free license agreement with Vifor (International) Ltd. (“Vifor”) on October 15, 2020, whereby the Company granted Vifor exclusive commercialization rights to its product candidates in the United States. To determine the revenue to recognize during the period, the Company assessed whether the obligations, including the intellectual property license and regulatory services, were capable of being distinct within the context of the license agreement, including whether they would be accounted for as individual or combined performance obligations.

Auditing revenue recognition is complex and involves a high degree of subjective auditor judgment to determine the performance obligations. Changes in the number of performance obligations and the timing of their fulfillment, could have a significant effect on the amount of revenue recognized in the period.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of a material revenue misstatement, including controls over management’s review of the terms and conditions of the license agreement and the determination of distinct performance obligations.

To test the amount of revenue recognized, we evaluated, among other things, whether the identified performance obligation was properly determined to be distinct. To test the satisfaction of the performance obligation, our audit procedures included, among others, reviewing management’s analysis as compared to the underlying contract and evaluating the application of the method for the recognition of revenue. Our subject matter specialists also assisted us in evaluating the terms of the license agreement and the interpretation of the related accounting guidance to determine if the obligations were distinct.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Stamford, Connecticut

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cara Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cara Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 25, 2021

CARA THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$31,683	$18,305
Marketable securities	149,242	136,701
Income tax receivable	1,507	816
Other receivables	557	971
Prepaid expenses	12,076	8,863
Total current assets	195,065	165,656
Operating lease right-of-use assets	4,279	3,036
Marketable securities, non-current	70,565	63,159
Property and equipment, net	840	700
Restricted cash	408	408
Total assets	$271,157	$232,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,881	$19,665
Operating lease liabilities, current	1,602	967
Current portion of deferred revenue	—	22,262
Total current liabilities	18,483	42,894

Operating lease liabilities, non-current	3,673	3,352
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2020 and December 31, 2019, zero shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and December 31, 2019, 49,872,213 shares and 46,720,225 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	50	47
Additional paid-in capital	641,195	587,223
Accumulated deficit	(392,317)	(400,727)
Accumulated other comprehensive income	73	170
Total stockholders’ equity	249,001	186,713
Total liabilities and stockholders’ equity	$271,157	$232,959

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
License and milestone fees	$134,439	$19,746	$13,436
Clinical compound revenue	643	140	33
Total revenue	135,082	19,886	13,469
Operating expenses:
Research and development	107,851	113,820	75,531
General and administrative	21,846	17,745	15,320
Total operating expenses	129,697	131,565	90,851
Operating income (loss)	5,385	(111,679)	(77,382)
Other income, net	2,334	4,490	2,980
Income (loss) before benefit from income taxes	7,719	(107,189)	(74,402)
Benefit from income taxes	691	816	389
Net income (loss)	$8,410	$(106,373)	$(74,013)
Net income (loss) per share:
Basic	$0.18	$(2.49)	$(2.06)
Diluted	$0.18	$(2.49)	$(2.06)
Weighted average shares:
Basic	47,413,250	42,669,333	35,892,786
Diluted	47,915,030	42,669,333	35,892,786
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(97)	284	(44)
Total comprehensive income (loss)	$8,313	$(106,089)	$(74,057)

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,662,255	$33	$307,158	$(220,341)	$(70)	$86,780
Sale of common stock under license agreement	1,174,827	1	14,555	—	—	14,556
Sale of common stock in a follow-on public offering ($19.00 per share), net of underwriting discounts and commissions and offering expenses of $6,262	5,175,000	5	92,058	—	—	92,063
Stock-based compensation expense	—	—	7,785	—	—	7,785
Modification of equity awards	—	—	616	—	—	616
Shares issued upon vesting of restricted stock units	83,791	—	1,693	—	—	1,693
Shares issued upon exercise of stock options	451,685	—	4,194	—	—	4,194
Net loss	—	—	—	(74,013)	—	(74,013)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance at December 31, 2018	39,547,558	39	428,059	(294,354)	(114)	133,630
Sale of common stock in a follow-on public offering ($23.00 per share), net of underwriting discounts and commissions and offering expenses of $8,977	6,325,000	7	136,491	—	—	136,498
Issuance of common stock upon entry into License Agreement with Enteris Biopharma, Inc. ($23.42 per share)	170,793	—	4,000	—	—	4,000
Stock-based compensation expense	—	—	10,587	—	—	10,587
Shares issued upon exercise of stock options	555,847	1	6,105	—	—	6,106
Shares issued upon vesting of restricted stock units	110,832	—	1,784	—	—	1,784
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(106,373)	—	(106,373)
Other comprehensive income	—	—	—	—	284	284
Balance at December 31, 2019	46,720,225	47	587,223	(400,727)	170	186,713
Sale of common stock under license agreement	2,939,552	3	38,446	—	—	38,449
Stock-based compensation expense	—	—	12,486	—	—	12,486
Shares issued upon exercise of stock options	55,852	—	691	—	—	691
Shares issued upon vesting of restricted stock units	156,584	—	2,349	—	—	2,349
Net income	—	—	—	8,410	—	8,410
Other comprehensive loss	—	—	—	—	(97)	(97)
Balance at December 31, 2020	49,872,213	$50	$641,195	$(392,317)	$73	$249,001

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$8,410	$(106,373)	$(74,013)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	14,835	12,568	9,478
Modification of equity awards	—	—	616
Depreciation and amortization	209	198	370
Amortization expense component of lease expense	806	601	—
Noncash expense related to oral formulation license agreement	—	4,000	—
Amortization/(accretion) of available-for-sale marketable securities, net	154	(1,381)	(1,820)
Realized loss (gain) on sale of available-for-sale marketable securities	(272)	—	5
Deferred rent costs	—	—	(156)
Deferred revenue	(22,262)	(19,747)	42,009
Changes in operating assets and liabilities:
Income tax receivable	(691)	(152)	67
Other receivables	414	(45)	(803)
Prepaid expenses	(3,213)	(4,058)	(3,170)
Accounts payable and accrued expenses	(2,784)	6,043	5,116
Operating lease liabilities	(1,093)	(879)	—
Net cash used in operating activities	(5,487)	(109,225)	(22,301)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	144,320	253,584	175,300
Proceeds from redemptions of available-for-sale marketable securities, at par	27,035	2,000	—
Proceeds from sale of available-for-sale marketable securities	41,600	—	79,808
Purchases of available-for-sale marketable securities	(232,881)	(286,082)	(337,854)
Purchases of property and equipment	(349)	(18)	(73)
Net cash used in investing activities	(20,275)	(30,516)	(82,819)
Financing activities
Proceeds from the sale of common stock under license agreement	38,449	—	14,556
Proceeds from the sale of common stock in a follow-on public offering, net of issuance costs	—	136,498	92,063
Proceeds from the exercise of stock options	691	6,106	4,194
Net cash provided by financing activities	39,140	142,604	110,813
Net increase in cash, cash equivalents and restricted cash	13,378	2,863	5,693
Cash, cash equivalents and restricted cash at beginning of period	18,713	15,850	10,157
Cash, cash equivalents and restricted cash at end of period	$32,091	$18,713	$15,850
Noncash investing and financing activities
Shares of common stock issued in connection with oral formulation license agreement	$—	$4,000	$—
Shares of common stock issued in exchange for consulting services	$—	$197	$—

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

As of December 31, 2020, the Company has raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received approximately $201,893 under its license agreements for CR845/difelikefalin, primarily with Vifor (International) Ltd., or Vifor, Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with Vifor. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with VFMCRP (see Note 11, Collaboration and Licensing Agreements).

As of December 31, 2020, the Company had unrestricted cash and cash equivalents and marketable securities of $251,490 and an accumulated deficit of $392,317. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net income of $8,410 and had net cash used in operating activities of $5,487 for the year ended December 31, 2020.

The Company is subject to risks common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with the Food and Drug Administration, or FDA, and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally-accepted accounting principles in the United States or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, the periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, the determination of prepaid research and development, or R&D, clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed, the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The ongoing COVID-19 pandemic has interrupted business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known.

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

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification, or ASC, section 320-10-20. The Company considers its marketable securities to be available-for-sale, which are its only financial instruments that are within the scope of ASU 2016-13 as of December 31, 2020. The Company’s investments in marketable securities, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper, and municipal bonds are highly rated by Moody’s and S&P and have maturities primarily of less than one year but no longer than three years. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated.

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

If the Company intends to sell the security or it is more likely than not that the Company will be forced to sell the security before recovery of the amortized cost of the security, the entire unrealized loss is deemed to be a credit loss, which is recognized in net income (loss). Otherwise, the portion of the unrealized loss that is due to a credit loss will be recorded as an allowance for credit loss, which will offset the balance of marketable securities and as credit loss expense within other income, net. The portion of the unrealized loss that is not due to a credit loss as well as all unrealized gains will be recorded in Accumulated Other Comprehensive Income (Loss). There was no cumulative effect adjustment as a result of the adoption of ASU 2016-13 on January 1, 2020 (see Note 3, Available-for-Sale Marketable Securities, and Note 10, Fair Value Measurements).

Accrued interest receivables are excluded from the Company’s amortized cost bases for its available-for-sale marketable securities and are included within other receivables. The Company’s policy is to not measure an allowance for credit losses on accrued interest receivable balances at each reporting period since it elects to write off uncollectible accrued interest receivable balances as credit loss expense in a timely manner, which is by maturity date for all categories of its debt securities.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s financial instruments consist of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported as marketable securities at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

The valuation techniques used by the Company are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2020 or December 31, 2019.

Property and Equipment, net

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20 using the full retrospective method. Under ASC 606, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company concluded that upon adoption of ASC 606, as amended, there was no impact on its results of operations, financial position or cash flows for any period presented from its only two revenue-related contracts, which were in effect at that time: the CKDP Agreement or the Maruishi Agreement (see Note 11, Collaboration and Licensing Agreements and Note 12, Revenue Recognition).

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Research and Development (R&D) Expenses

R&D costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, compensation and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using clinical research organizations, or CRO’s, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. The amount of clinical trial expense recognized in any period varies depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs, facility-related costs and stock-based compensation for R&D personnel. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2020 and 2019, the Company recorded $11,286 and $8,498 as prepaid R&D expense, respectively.

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

There were no material uncertain tax positions taken as of December 31, 2020 and December 31, 2019. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

Stock-Based Compensation

The Company grants stock options to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as compensation for services performed. All share-based payments, including grants of stock options, are recognized based on their grant date fair values. The grant date fair value of stock options is estimated using the Black-Scholes option valuation model.

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value or market price of the Company’s common stock on the grant date; (ii) expected volatility of the Company’s common stock price, (iii) the periods of time over which employees and members of the Company’s Board of Directors or non-employee consultants are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on the Company’s common stock, and (v) risk-free interest rates.

The Company’s common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in the Company’s stock price to below the exercise prices of awards and blackout periods during which exercises are not allowed, among others. Therefore, the Company believes that as of December 31, 2020, it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of stock options granted is determined using the average of the vesting period and term (6.25 years), an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the period from January 31, 2014 to December 31, 2018, the Company’s stock had not traded on a public exchange for a sufficient period of time to approximate its expected term (as noted above). Therefore, the Company calculated the volatility for stock options granted using an analysis of guideline companies for the year ended December 31, 2018. Volatility calculated in this manner was in the range of 83% - 93% for stock options granted during the year ended December 31, 2018.

Beginning on January 1, 2019, the Company determined that it had sufficient company-specific trading activity of its common stock available to use that activity exclusively to calculate the volatility of the Company’s common stock. Volatility calculated in this manner was in the range of 72% - 75% for stock options granted during the year ended December 31, 2020, and 71% - 75% for stock options granted during the year ended December 31, 2019. Volatility of the Company’s common stock from January 31, 2014 to December 31, 2018 was 75%, which was determined to be comparable to the method using guideline companies during the year ended December 31, 2018.

The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term.

Prior to January 1, 2019, the Company accounted for stock options granted to non-employee consultants under ASC 505-50, Equity-Based Payments to Non-Employees. As such, the Company estimated the fair value of each option to non-employees using the Black-Scholes model, with the expected term of stock options granted to non-employees initially equal to the options’ maximum contractual life of ten years, at issuance. On each subsequent reporting date until performance was complete, the Company revalued all outstanding options granted to non-employee consultants during the vesting period of each tranche. Under ASC 505-50, upon re-measurement of each award, income or expense was recognized during its vesting term.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting, or ASU 2018-07, which expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. As a result, the fair value of all outstanding unvested stock options that had been granted to non-employees as of January 1, 2019 was remeasured on that date. The adoption of ASU 2018-07 did not have a material effect on the Company’s results of operations, financial position or cash flows because grants of stock options to nonemployees have been insignificant.

Compensation cost for all share-based payments granted with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options and restricted stock units, which are included under the treasury stock method when dilutive. For the quarter and year ended December 31, 2020, the Company included the effects of dilutive shares that were outstanding in the denominator as their inclusion was dilutive due to the Company’s net income for the period. For each of the years ended December 31, 2019 and 2018, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would have been anti-dilutive due to the Company’s net losses for those periods.

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

Leases

Prior to January 1, 2019, the Company recognized rent expense for operating leases on a straight-line basis over the term of the lease, beginning on the date the Company took possession of the property. Rent expense included the base amounts stated in the lease agreement as well as the effect of reduced or free rent and rent escalations. At lease inception, the Company determined the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at the Company’s sole discretion. The expected lease term was one of the factors used to determine whether a lease was classified as operating or capital and was used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis was included in deferred rent and classified within long-term liabilities. Lease incentives made by landlords to or on behalf of the Company for leasehold improvements were recorded as deferred rent and classified as long-term liabilities. Deferred rent related to landlord incentives was amortized using the straight-line method over the lease term as an offset to rent expense for the year ended December 31, 2018.

On January 1, 2019, the Company adopted ASC 842, Leases, or ASC 842, under which it elected not to adjust prior comparative periods, which are reported under ASC 840. In addition, the Company elected to adopt both the practical expedient to use hindsight when determining the lease term and the package of practical expedients available under ASC 842, including:

●	No re-evaluation of whether a contract is or contains a lease (embedded lease);
●	Lease classification is grandfathered
●	No reassessment of initial direct costs

Upon adoption of ASC 842, the Company had only one lease, the Stamford Lease (see Note 17, Commitments and Contingencies: Leases), which is included in operating lease right-of-use assets, or ROU assets, operating lease liabilities – current and operating lease liabilities – non-current.

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

The Stamford Lease contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and the non-lease component on a relative standalone price basis. Lease expense under ASC 842 is recognized on a straight-line basis over the lease term in the Statement of Comprehensive Income (Loss).

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

The Company accounted for the terms and conditions of the Lease Amendment as a lease modification, as defined in ASC 842, because it grants an additional right-of-use to an underlying asset (the new additional space). Under ASC 842, a lease modification can result in either a new lease that is accounted for separately from the original lease or as a single modified lease. The Lease Amendment is accounted for separately from the original Stamford Lease because the Lease Amendment grants the right-of-use to additional space and the price of the additional right-of-use is commensurate with its standalone price as no discounts were provided to the Company. Furthermore, there were no material changes to the original Stamford Lease.

As of the Amendment Commencement Date, the Company recorded the lease liability for the Lease Amendment as the sum of the present value of the future minimum lease payments over the term for the new lease. Since the Lease Amendment does not provide an implicit interest rate, the Company used an incremental borrowing rate of 7%, which is based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the Lease Amendment. The Company also recorded a ROU asset equal to the amount of the lease liability, as no lease incentives were identified in the Lease Amendment. During the term of the Lease Amendment, interest expense will be calculated using the effective interest method and the ROU asset will be amortized on a straight-line basis over the lease term, and both will be recorded as lease expense.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Litigation Reserves

From time to time, the Company may become subject to arbitration, litigation or claims arising in the ordinary course of its business. Accruals are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company reviews these reserves at least quarterly and adjusts these reserves to reflect current law, progress of each case, opinions and views of legal counsel and other advisers, the Company’s experience in similar matters and intended response to the litigation. The Company expenses amounts for administering or litigating claims as incurred. Accruals for legal proceedings, if any, are included in accounts payable and accrued expenses.

Accounting Pronouncements Recently Adopted

On January 1, 2020, the Company adopted ASU 2016-13 which replaces the incurred loss impairment methodology in prior GAAP that delays recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates (see Note 2, Summary of Significant Accounting Policies: Marketable Securities).

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

On January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 to remove the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also amends Topic 820 to clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 also requires additional disclosure for changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Upon adoption of ASU 2018-13, the Company did not have any assets or liabilities that are

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

included in Level 3 fair value measurements and no retrospective treatment was applicable. As a result, the adoption of ASU 2018-13 did not have a material effect on its results of operations, financial position or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), or ASU 2019-12, which removes specific exceptions to the general principles in Topic 740. ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss. ASU 2019-12 also simplifies the accounting for income taxes for: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period and must adopt all the amendments in the same period. The amendments in ASU 2019-12 related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. As such, the Company will adopt ASU 2019-12 on January 1, 2021 and determined that the adoption will not have a material effect on its results of operations, financial position and cash flows due to the full valuation allowance recorded.

3. Available-for-Sale Marketable Securities

As of December 31, 2020 and 2019, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2020 and 2019:

As of December 31, 2020

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$20,710	$41	$(1)	$20,750
U.S. government agency obligations	22,125	4	(1)	22,128
Corporate bonds	49,080	61	(23)	49,118
Commercial paper	116,139	5	(17)	116,127
Municipal bonds	11,680	12	(8)	11,684
Total available-for-sale marketable securities	$219,734	$123	$(50)	$219,807

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

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019:

As of December 31, 2020

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$12,682	$(1)	$—	$—	$12,682	$(1)
U.S. government agency obligations	2,500	(1)	—	—	2,500	(1)
Corporate bonds	23,553	(23)	—	—	23,553	(23)
Commercial paper	68,897	(17)	—	—	68,897	(17)
Municipal bonds	6,259	(8)	—	—	6,259	(8)
Total	$113,891	$(50)	$—	$—	$113,891	$(50)

As of December 31, 2019

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$3,185	$(2)	$—	$—	$3,185	$(2)
U.S. government agency obligations	2,400	(1)	—	—	2,400	(1)
Corporate bonds	28,895	(23)	—	—	28,895	(23)
Commercial paper	4,264	(1)	—	—	4,264	(1)
Total	$38,744	$(27)	$—	$—	$38,744	$(27)

As of December 31, 2020 and 2019, respectively, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary for the following categories of securities is as follows:

As of December 31, 2020 and 2019, the Company held a total of 30 out of 59 positions and 16 out of 81 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12 months or greater. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. Treasury and U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of the U.S. Treasury and government agencies were due to changes in interest rates and non-credit related factors. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 6 positions for its U.S Treasury securities, and 1 out of 6 positions for its U.S. government agency obligations, that were in unrealized loss positions as of December 31, 2020.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 8 out of 18 positions for its corporate bonds, 15 out of 22 positions for its commercial paper, and 3 out of 7 positions for its municipal bonds, that were in unrealized loss positions as of December 31, 2020.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of December 31, 2020, the Company’s marketable debt securities mature at various dates through December 2023. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of December 31, 2020		As of December 31, 2019
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$149,164	$149,242	$136,565	$136,701
One year to three years	70,570	70,565	63,125	63,159
Total	$219,734	$219,807	$199,690	$199,860

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

During the year ended December 31, 2020, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $41,600, which resulted in realized gains of $272. There were no sales of available-for-sale marketable securities during the year ended December 31, 2019.

As of December 31, 2020 and 2019, accrued interest receivables on our available-for-sale debt securities were $311 and $971, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive income (loss), for the years ended December 31, 2020, 2019 and 2018.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2017	$(70)
Other comprehensive loss before reclassifications	(49)
Amount reclassified from accumulated other comprehensive loss	5
Net current period other comprehensive loss	(44)
Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	284
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	284
Balance, December 31, 2019	$170
Other comprehensive income before reclassifications	175
Amount reclassified from accumulated other comprehensive income	(272)
Net current period other comprehensive loss	(97)
Balance, December 31, 2020	$73

Amounts reclassified out of accumulated other comprehensive income (loss) into net income (loss) are determined by specific identification. The reclassifications out of accumulated other comprehensive income (loss) and into net income (loss) were as follows:

				Affected Line Item in the
Component of Accumulated Other	Year Ended December 31,			Statements of
Comprehensive Income (Loss)	2020	2019	2018	Comprehensive Income (Loss)
Unrealized gains (losses) on available-for- sale marketable securities
Realized gains (losses) on sale of securities	$272	$—	$(5)	Other income, net
	—	—	—	Benefit from income taxes
	$272	$—	$(5)

5. Prepaid Expenses

As of December 31, 2020, the amount of prepaid expenses was $12,076, consisting of $11,286 of prepaid R&D clinical costs, $223 of prepaid insurance and $567 of other costs. As of December 31, 2019, the amount of prepaid expenses was $8,863, consisting of $8,498 of prepaid R&D clinical costs, $181 of prepaid insurance and $184 of other costs.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

6. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
Computer and office equipment	$211	$211
Laboratory equipment	628	628
Furniture and fixtures	330	61
Leasehold improvements	1,212	1,132
	$2,381	$2,032
Less accumulated depreciation and amortization	1,541	1,332
Property and equipment, net	$840	$700

Depreciation and amortization expense included in R&D expense and general and administrative, or G&A, expense was $209, $198 and $370 for the years ended December 31, 2020, 2019 and 2018, respectively.

There were no gains or losses on sales of property and equipment during the years ended December 31, 2020, 2019 and 2018.

7. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 17, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2020, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

The letter of credit balance for the Stamford lease was required to remain at $769 through May 2019 and thereafter, upon request from the Company, was eligible to be reduced to $408 through the end of the lease term in December 2023. The reduction in the balance of the letter of credit for the Stamford lease was contingent upon the Company not being in default of any provisions of that lease prior to request for the reduction. In July 2019, the Company was granted the reduction in the balance of the letter of credit. As of December 31, 2020 and 2019, the Company had $408 of restricted cash related to the Stamford lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$31,683	$18,305
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$32,091	$18,713

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accounts payable	$4,893	$9,100
Accrued research projects	6,194	6,637
Accrued professional fees	839	635
Accrued compensation and benefits	4,955	3,293
Total	$16,881	$19,665

9. Stockholders’ Equity

The Company’s Board of Directors has authorized 100,000,000 shares of the Company’s common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2020, there were 49,872,213 shares of common stock and no shares of preferred stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

In December 2020, as a result of the achievement of a performance target, an aggregate of 36,750 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

In October 2020, the Company issued 2,939,552 shares of its common stock to Vifor in connection with the license agreement entered into with Vifor (see Note 11, Collaboration and Licensing Agreements).

Pursuant to the stock purchase agreement with Vifor, or the Vifor Purchase Agreement, Vifor will not, and will not cause any direct or indirect affiliate to, during the period beginning on October 15, 2020 and ending at the close of business on the earlier of (a) October 15, 2022 and (b) the date that the Company publicly discloses the receipt of a complete response letter from the FDA with respect to the Company’s NDA for CR845/difelikefalin injection, or the Restricted Period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock of the Company or any securities convertible into or exercisable or exchangeable for common stock of the Company (including without limitation, common stock or such other securities which may be deemed to be beneficially owned by Vifor in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant) owned by Vifor as of the date hereof or acquired prior to the end of the Restricted Period (collectively with the common stock, referred to as the Lock-Up Securities), except any such sale, option or contract by and between Vifor and one of its affiliates (including Vifor Pharma Group Ltd. or VFMCRP), (ii) enter into any hedging, swap or other agreement or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Lock-Up Securities, in cash or otherwise, (iii) make any demand for or exercise any right with respect to the registration of any Lock-Up Securities, or (iv) publicly disclose the intention to do any of the foregoing.

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

In March 2019, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder provided various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on March 20, 2019, or the Effective Date of the consulting agreement, was $19.37 per share. The services provided by the consultant were performed during the six-month period following the Effective Date. During the year ended December 31, 2019, stock-based compensation expense of $197 was recognized in the Statements of Comprehensive Income (Loss), all of which related to G&A expense.

In December 2018, as a result of the achievement of a clinical performance target, an aggregate of 83,791 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

In July 2018, the Company entered into an underwriting agreement with Jefferies LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of up to 5,175,000 shares of its common stock, including 675,000 shares of common stock the underwriters had the option to purchase, at a public offering price of $19.00 per share. This offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-216657), filed with the SEC on March 13, 2017 and declared effective on March 24, 2017, and a related prospectus dated March 24, 2017 and prospectus supplement dated July 18, 2018, which was filed with the SEC on July 20, 2018.

On July 23, 2018, the Company closed the offering, including the full exercise of the underwriters’ option to purchase 675,000 additional shares of common stock. The Company received net proceeds of $92,063, after deducting $6,262 relating to underwriting discounts and commissions and offering expenses.

In May 2018, the Company issued 1,174,827 shares of its common stock to Vifor in connection with the license agreement entered into with VFMCRP (refer to Note 11, Collaboration and Licensing Agreements).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

10. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$31,683	$31,683	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	20,750	—	20,750	—
U.S. government agency obligations	22,128	—	22,128	—
Corporate bonds	49,118	—	49,118	—
Commercial paper	116,127	—	116,127	—
Municipal bonds	11,684	—	11,684	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$251,898	$32,091	$219,807	$—

Fair value measurement as of December 31, 2019:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$18,305	$18,305	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	16,081	—	16,081	—
U.S. government agency obligations	25,816	—	25,816	—
Corporate bonds	115,890	—	115,890	—
Commercial paper	38,573	—	38,573	—
Municipal bonds	3,500	—	3,500	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$218,573	$18,713	$199,860	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2020, 2019 and 2018. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2020 and 2019.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

11. Collaboration and Licensing Agreements

Vifor (International) Ltd.

In October 2020, the Company entered into a license agreement with Vifor, or the Vifor Agreement, under which the Company granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize CR845/difelikefalin injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, the Company retains all rights with respect to the clinical development of, and activities to gain regulatory approvals of, CR845/difelikefalin injection in the United States. The Joint Commercialization Committee, or JCC, have the responsibility for overall coordination and oversight of Vifor (and any affiliates or sublicensees). The Company’s membership on the JCC is at its sole discretion and is not its obligation.

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

The Company has identified one performance obligation under ASC 606: granting of the license to Vifor. No other performance obligations were identified in the Vifor Agreement (see Note 12, Revenue Recognition).

Under the terms of the Vifor Agreement, the Company received from Vifor an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of the Company’s common stock. The purchase of the Company’s common stock was governed by a separate stock purchase agreement. The excess of the stock purchase price over the cost of the Vifor shares at the closing price of the Company’s common stock on the purchase date of $11,551 was added to the upfront payment for accounting purposes

Upon U.S. regulatory approval of CR845/difelikefalin, the Company will also be eligible to receive an additional $50,000 common stock investment at a 20% premium to the 30-day trailing average price of the Company’s common stock as of such date. In addition, pursuant to the Vifor Agreement, the Company is eligible to receive payments of up to $240,000 upon the achievement of certain sales-based milestones.

At inception of the Vifor Agreement, the transaction price of $111,551 was allocated entirely to the one performance obligation, as described above, and was recorded as license and milestone fees revenue during the year ended December 31, 2020. Any future sales milestones are constrained from the transaction price at inception since there is a significant uncertainty as to whether these milestones would be achieved. These sales milestones will be recognized as revenue if, and when, such sales transactions occur in the future.

The license also requires Vifor to promote and take orders for Licensed Products throughout the United States, including coordinating with VFMCRP promotional activities to FMC U.S. Dialysis Clinics which are subject to the Company’s rights under the VFMCRP Agreement. The license also allows Vifor to grant sub-licenses, which, in certain cases, requires the Company’s prior written consent. The Company retains the rights to import, distribute, promote, sell

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

and otherwise commercialize the Licensed Product on an exclusive basis outside of the Field either in or outside of the United States.

The Company retains the rights to make and have made the Licensed Product, on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use in the Field anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement. The supply price will be the Company’s cost of goods sold, as calculated under U.S. GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement. In regards to a supply agreement, the Vifor Agreement only includes a requirement for the Company to negotiate in good faith with Vifor. After the execution of the Vifor Agreement, a separate agreement to supply them with the Licensed Product would be entered into, although the Company has no obligation to execute a supply agreement.

The Vifor Supply Agreement will be accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to Vifor is not a performance obligation under the Vifor Agreement but rather the Vifor Supply Agreement is a separate agreement from the Vifor Agreement. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor for commercialization. Revenue from the sale of the Licensed Product to Vifor will be recognized in the Company’s Statements of Comprehensive Income (Loss) as sales of the Licensed Product occur. As of December 31, 2020, no supply agreement has been entered into between the Company and Vifor.

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

The Vifor Agreement may also be terminated earlier by either party for material breach that is not cured within 60 days, bankruptcy by either party and by both parties upon mutual written consent. The Company may terminate the Vifor Agreement if Vifor challenges the validity of any licensed patent rights, except if such patent challenge results from the Company’s action against Vifor for infringement of any licensed patent in the United States. In addition, upon the earlier of (1) the acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date, the Vifor Agreement may be terminated by Vifor in its entirety upon written notice to the Company. Such termination will be effective twelve months following the date of such notice

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, the Company entered into a license agreement, or the VFMCRP Agreement, with VFMCRP under which the Company granted VFMCRP an exclusive, royalty-bearing license, or the VFMCRP License, to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize CR845/difelikefalin injection, or the Licensed Product, for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients, or the Field, worldwide (excluding the United States, Japan and South Korea), or the Territory. VFMCRP cannot perform development activities on their own unless specifically allocated to VFMCRP by the Joint Development Committee, or JDC, and Joint Steering Committee, or JSC. The Company’s membership on the JSC or JDC is at its sole discretion and is not its obligation.

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

The Company is eligible to receive from VFMCRP regulatory and commercial milestone payments in the aggregate of up to $470,000, consisting of up to $30,000 in regulatory milestones and up to $440,000 in tiered commercial milestones, all of which are sales related. The Company is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. The Company retains full commercialization rights for CR845/difelikefalin injection for the treatment of CKD-aP in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where VFMCRP and the Company will promote CR845/difelikefalin injection under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by the Company.

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

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized in the Company’s Statements of Comprehensive Income (Loss) as sales of the Licensed Product occur. During the year ended December 31, 2020, the Company recognized clinical compound revenue of $115 from the sale of clinical compound to VFMCRP and as a result, the Company incurred R&D expense of $108 during this period.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recognized clinical compound revenue of $528, $140 and $33, respectively, from the sale of clinical compound to Maruishi.

The Company incurred R&D expense related to the Maruishi Agreement of $476, $126 and $30 (all related to the cost of clinical compound sold to Maruishi) during the years ended December 31, 2020, 2019 and 2018, respectively.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12. Revenue Recognition

The Company currently recognizes revenue in accordance with ASC 606, as amended, for the Vifor, VFMCRP, Maruishi and CKDP agreements (see Note 11, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from upfront payments and, under the Maruishi and CKDP agreements, from clinical development milestone payments. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi and CKDP agreements, the Company may earn additional future milestone payments upon the achievement of defined clinical events, and under the Vifor, VFMCRP, Maruishi and CKDP agreements upon the achievement of defined regulatory events and, under the Vifor, VFMCRP and Maruishi agreements, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under the VFMCRP, Maruishi and CKDP agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to VFMCRP and Maruishi in accordance with separate supply agreements.

Contract balances

As of December 31, 2020, there were no material balances of receivables, and no other assets or deferred revenue related to the Vifor, VFMCRP, Maruishi and CKDP agreements. As of December 31, 2019, the Company had deferred revenue, current of $22,262 related to the performance obligations from the VFMCRP Agreement and had no balances of receivables, other assets or deferred revenue, non-current related to the VFMCRP Agreement. There were no balances of receivables, other assets or deferred revenue relating to the Maruishi and CKDP agreements as of December 31, 2019.

Performance obligations

Under the Vifor Agreement, the Company’s only performance obligation is granting a license to allow Vifor to commercialize CR845/difelikefalin in the United States, which occurred at inception of the contract in October 2020 (see Note 11, Collaboration and Licensing Agreements).

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

Upon execution of the Vifor, VFMCRP, Maruishi and CKDP agreements, the Company received a single fixed payment from each counterparty in exchange for granting the respective licenses and performing its other obligations (if applicable). In addition, each of the counterparties made an equity investment in the Company’s common stock.

Transaction price allocated to the remaining performance obligations

At inception of the Vifor Agreement, the entire transaction price of $111,551 was allocated to the one performance obligation, as described above. For the year ended December 31, 2020, the entire $111,551 was recognized as license and milestone fees revenue as the license was granted to Vifor in October 2020. As of December 31, 2020, there were no remaining performance obligations under the Vifor Agreement. The Company is eligible to receive milestone payments in the future.

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. For the year ended December 31, 2020, $22,262 was recognized as license and milestone fees revenue based on the percentage of R&D services that were completed during the period. As of December 31, 2020, there were no remaining performance obligations and the entire $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. The Company is eligible to receive milestone payments and sales royalties in the future.

As of December 31, 2020, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

Significant judgments

In applying ASC 606, as amended, to its four contracts, the Company made the following judgments that significantly affect the timing and amount of revenue recognition:

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

The only performance obligation in the Vifor and CKDP agreements is the granting of the license.

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

Therefore, at inception of the Vifor, VFMCRP, Maruishi and CKDP agreements, milestones and sales-based royalty payments were not included in the transaction price based on the factors noted above.

Under the Vifor Agreement, the one performance obligation was satisfied when the license was granted to Vifor in October 2020, and as a result, $111,551 (including the upfront payment of $100,000 and the premium on the common stock purchased by Vifor of $11,551) was recognized as license and milestone fees revenue during the year ended December 31, 2020. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, which includes regulatory and sales milestones (see Note 11, Collaboration and Licensing Agreements).

Under the VFMCRP Agreement, the single combined performance obligation was satisfied as the R&D services were rendered and the transaction price (including the upfront payment of $50,000 and the premium on the common stock purchased by VFMCRP of $5,444) was recognized as revenue as the R&D services were performed based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, which includes regulatory and sales milestones and sales royalties (see Note 11, Collaboration and Licensing Agreements).

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

Since the Vifor, VFMCRP and CKDP agreements each contain only one distinct performance obligation, at the inception of each of those agreements, the entire transaction price was allocated to the respective performance obligation.

5.	Determination of the timing of revenue recognition for contracts

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer; i.e., when the customer obtains control of the good or service. The licenses granted to Vifor, Maruishi and CKDP are being accounted for as distinct performance obligations. As discussed below, the licenses relate to functional IP for which revenue is recognized at a point in time – in the case of these three license agreements, the point in time is at inception of the contract because the customer obtained control of the license at that point.

The licenses grant Vifor, Maruishi and CKDP the right to use the Company’s IP relating to CR845/difelikefalin as it existed at the point in time that the licenses were granted. That IP has significant standalone functionality as it provides the customer with the ability to perform a function or task, such as to manufacture CR845/difelikefalin, conduct clinical trials, or commercialize CR845/difelikefalin, and is considered to be functional IP.

During the license periods, the Company is continuing to develop and advance CR845/difelikefalin by conducting clinical trials. Those development efforts are for its own benefit and do not substantively change the significant standalone functionality of the licensed IP granted to Vifor, Maruishi or CKDP. Therefore, the Company’s ongoing development efforts do not significantly affect the IP’s utility to which Vifor, Maruishi or CKDP have rights. Furthermore, if the Company abandons its development efforts, Vifor, Maruishi or CKDP may still continue to develop CR845/difelikefalin in their respective countries.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, was recognized as the R&D services were performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. As of December 31, 2020, there is no remaining amount of the transaction price to be recognized as license and milestone fees revenue.

6.	Determination of consideration as variable consideration, including factors related to inclusion in the transaction price at inception of the contract and timing of recognition as revenue.

The Vifor, VFMCRP, Maruishi and CKDP agreements contain potential payments related to achievement of defined milestone events and royalties (excluding Vifor) upon net sales of future products, which are considered to be variable consideration because of the uncertainty of occurrence of any of those events specified in those agreements at

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

inception of the agreements. Therefore, those potential payments were not included in the transaction price at the inception of the agreements.

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

During the year ended December 31, 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and the Company recorded $626 (net of South Korean taxes) as license and milestone fees revenue. No milestone events were probable of occurrence or achieved during the years ended December 31, 2019 and 2018.

Sublicense payments

Vifor’s, VFMCRP’s, Maruishi’s and CKDP’s right to grant sub-licenses is explicitly stated in their respective license agreements. The amount of any potential sub-license fees to be received by the Company, which is based on a formula if applicable to that respective agreement, is considered to be variable consideration and is constrained from inclusion in the transaction price at inception of the contract since at that time it was probable that there would be a reversal of such revenue in the future because the Company did not know if a sublicense would be granted in the future.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

13. Stock-Based Compensation

2019 Inducement Plan

In October 2019, the Company’s Board of Directors adopted the 2019 Inducement Plan, or the 2019 Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), or Rule 5635, for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards (collectively, the Inducement Awards) to new employees of the Company, as inducement material to such new employees entering into employment with the Company. On November 20, 2019, the Company filed a Registration Statement on Form S-8 with the SEC covering the offering of up to 300,000 shares of its common stock, par value $0.001, pursuant to the Company’s 2019 Plan. No stock options were granted under the 2019 Inducement Plan during the year ended December 31, 2020. During the year ended December 31, 2019, the Company granted 47,500 stock options under the 2019 Plan to new employees. Initial grants of Inducement Awards made to employees vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date.

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

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and will continue to increase on January 1 of each year through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2021, the aggregate number of shares of common stock that may be issued pursuant to Stock Awards under the 2014 Plan automatically increased from 7,488,513 to 8,984,679. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units will vest on the earlier of (i) June 4, 2021 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

following the grant date, subject to the recipient’s continued service through such date. As a result, the Company will recognize compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the year ended December 31, 2020, $323 of stock compensation expense relating to these restricted stock units was recognized in G&A expense. None of the 36,000 restricted stock units vested and were settled in shares of the Company’s common stock as of December 31, 2020.

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, NDA filing and FDA approval as well as the recipient’s continuous service through each performance target. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the various milestones were probable of being achieved. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria have been achieved and therefore, the restricted stock units are earned and vesting has occurred. As a result of the achievement of a performance target relating to its NDA filing in December 2020, the Company recognized $601 of stock compensation expense, with $196 recorded in R&D expense and $405 in G&A expense. As of December 31, 2020, 36,750 of the 138,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the year ended December 31, 2020, the Company recognized $455 of stock compensation expense, with $149 recorded in R&D expense and $306 in G&A expense. None of the 98,000 restricted stock units vested or were settled in shares of the Company’s common stock as of December 31, 2020.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vested on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the years ended December 31, 2020 and 2019, the Company recognized $205 and $287, respectively, of stock compensation expense relating to these restricted stock units in G&A expense. As of December 31, 2020, all of the 24,000 restricted stock units vested and were settled in shares of the Company’s common stock.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to the results of ongoing clinical trials, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the milestones were probable of being achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. In December 2019 and May 2019, performance targets relating to 36,666 and 74,166 restricted stock units, respectively, had been achieved and thus such restricted stock units vested and the awards were settled in shares of common stock. Also in December 2019, 8,334 restricted stock units were forfeited. In April and June 2020, performance targets relating to 65,834 and 30,000 restricted stock units, respectively, had been achieved and

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

thus such restricted stock units vested and the awards were settled in shares of common stock. During the year ended December 31, 2020, the Company recognized $1,543 of stock compensation expense relating to the vesting of these restricted stock units, with $1,087 recorded in R&D expense and $456 in G&A expense. During the year ended December 31, 2019, the Company recognized $1,784 of stock compensation expense relating to the vesting of these restricted stock units, with $1,180 recorded in G&A expense and $604 in R&D expense. As of December 31, 2020, all of the 215,000 restricted stock units either vested and were settled in shares of the Company’s common stock or were forfeited.

In September 2018, the Company granted a total of 83,791 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $20.21 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets through the first quarter of 2019, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until they were achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. As of December 31, 2018, all of the performance targets had been achieved and, consequently, all of the restricted stock units had vested. As a result, $1,693 of stock compensation expense relating to the vesting of restricted stock units was recognized for the year ended December 31, 2018, with $1,217 recorded in G&A expense and $476 in R&D expense. In addition, all of the 83,791 restricted stock units vested and were settled in shares of the Company’s common stock as of December 31, 2018.

Stock Options

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants for the 2019 Plan and the 2014 Plan as of and for the year ended December 31, 2020 is as follows:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2019	4,450,517	$14.73
Granted	1,377,850	15.88
Exercised	(55,852)	12.37
Expired	(175,971)	14.06
Forfeited	(127,151)	16.55
Outstanding, December 31, 2020	5,469,393	$15.02	$8,441
Weighted average remaining contractual life as of December 31, 2020 (in years)	7.26
Options exercisable, December 31, 2020	3,192,128	$13.96	$7,589
Weighted average remaining contractual life as of December 31, 2020 (in years)	6.23
Options vested and expected to vest as of December 31, 2020	5,469,393	$15.02	$8,441
Weighted average remaining contractual life as of December 31, 2020 (in years)	7.26

The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $12,819, $10,074, and $9,023, respectively. The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $152, $5,741, and $3,893, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the years ended December 31, 2020, 2019 and 2018, the Company granted 1,377,850, 1,324,000 and 1,197,500 stock options, respectively, to employees and non-employee members of the Board of Directors. There were no options granted to nonemployee consultants during the years ended December 31, 2020, 2019 and 2018. The fair values of the stock options granted to those groups were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation):

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.35% - 1.57%	1.55% - 2.62%	2.51% - 3.09%
Expected volatility	71.8% - 74.8%	71.1% - 75.2%	82.6% - 92.8%
Expected dividend yield	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25

The weighted average grant date fair value of options granted to employees and non-employee members of the Board of Directors for their Board service during the years ended December 31, 2020, 2019 and 2018 was $10.33, $11.67, and $11.99, respectively.

On January 1, 2019, the Company used the Black Scholes option valuation model to remeasure the fair value of all outstanding unvested options that had been granted to non-employee consultants in accordance with ASU 2018-07. At the end of each fiscal quarter during the year ended December 31, 2018, the Company used the Black-Scholes option valuation model to re-measure the fair value of all outstanding options that had been granted to non-employee consultants during the vesting period of each tranche in accordance with ASC 505-50. The range of assumptions used by the Company on January 1, 2019 and during the year ended December 31, 2018 are as follows:

	January 1, 2019	Year Ended December 31, 2018
Risk-free interest rate	2.59% - 2.62%	1.82% - 3.02%
Expected volatility	58.9% - 84.6%	58.2% - 101.0%
Expected dividend yield	0%	0%
Expected life of non-employee options (in years)	0.81 - 8.19	0.25 - 8.94

The weighted average fair value of outstanding options that had been granted to nonemployee consultants, as re-measured during the vesting period of each tranche during the year ended December 31, 2018, was $8.74.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense relating to stock options as follows:

	Year Ended December 31,
	2020	2019	2018
Research and development	$6,765	$5,206	$3,919
General and administrative	4,943	5,094	4,482
Total stock option expense	$11,708	$10,300	$8,401

The following were excluded from the table above as they are not related to stock options: compensation expense for i) the vesting of executives’ restricted stock units for $1,432, $604 and $476 in R&D expense for the years ended December 31, 2020, 2019 and 2018, respectively, and $1,167, $1,180 and $1,217 in G&A expense for the years ended December 31, 2020, 2019 and 2018, respectively; ii) compensation expense relating to the Board of Directors’ restricted

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

stock units for $528 and $287 in G&A expense for the years ended December 31, 2020 and 2019, respectively; and iii) the issuance of common stock relating to the consulting agreement for $197 in G&A expense for the year ended December 31, 2019.

During the year ended December 31, 2018, the Company recognized additional compensation expense of $616 relating to modifications of outstanding Stock Awards for the former Chief Medical Officer and former Chief Financial Officer. This included expense based on marking to market the fair value of the modified Stock Awards in accordance with ASC 505-50, which is included within R&D expense in the total compensation table above for the year ended December 31, 2018. The Company determined that the acceleration of vesting for Stock Awards that would have vested based on their original vesting terms through the term of the consulting services were Type 1 modifications pursuant to ASC 718, Compensation – Stock Compensation, because those Stock Awards would have vested whether or not the vesting of those Stock Awards had been accelerated. However, acceleration of vesting for the remaining Stock Awards was a Type 3 modification pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the last day that the former Chief Medical Officer and Chief Financial Officer provided continuous service as a consultant.

As of December 31, 2020, the total compensation expense relating to unvested options granted to employees and non-employee members of the Board of Directors that had not yet been recognized was $23,110, which is expected to be realized over a weighted average period of 2.54 years. The Company will issue shares upon exercise of options from common stock reserved.

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2020, 2019 and 2018.

14. Income Taxes

The Company’s benefit from income taxes is as follows:

	December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	(691)	(816)	(389)
	(691)	(816)	(389)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit from income taxes	$(691)	$(816)	$(389)

The Company’s tax benefits relate to state R&D tax credits exchanged for cash. The State of Connecticut provides companies with the opportunity to exchange certain R&D credit carryforwards for cash in exchange for foregoing the carryforward of the R&D credit. The program provides for such exchange of the R&D credits at a rate of 65% of the annual R&D credit, as defined.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2020	2019	2018
Income taxes using U.S. federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(58.68)%	(1.99)%	6.82%
Tax Cuts and Jobs Act	0.00%	0.00%	0.00%
Impact of R&D tax credit on effective tax rate	(52.06)%	4.34%	3.48%
Stock option shortfalls and cancellations	0.35%	(0.17)%	(0.43)%
Permanent items and other	(5.08)%	0.36%	(0.15)%
Change in valuation allowance	84.61%	(22.76)%	(31.76)%
Provision to return	0.92%	(0.02)%	0.03%
Non-taxable revenue	0.00%	0.00%	1.54%
	(8.94)%	0.76%	0.53%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Valuation allowance	$(120,666)	$(114,136)

Net operating loss carryforwards	93,507	84,608
Federal and state tax credits	19,982	16,624
Deferred revenue	—	5,994
Stock-based compensation expense	6,732	4,481
Other	2,414	3,409
Deferred tax assets	122,635	115,116

Other	(1,969)	(980)
Deferred tax liabilities:	(1,969)	(980)

Net deferred tax asset:	$—	$—

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2020 and 2019 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2020 and 2019 was an increase of $6,530 and $24,321, respectively.

The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

At December 31, 2020, the Company had federal and state net operating loss carryforwards of $368,237 and $273,041, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The federal net operating losses arising in taxable years beginning in 2018 and forward have an unlimited carryforward period, and, in the case of such federal net operating losses arising in taxable years beginning before 2021, may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the CARES Act. The federal losses may also be subject to limitation pursuant to Internal Revenue Code section 382. The Company also had federal and state R&D tax credit carryforwards of $18,358 and $1,795, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the net operating loss and research credit carryforwards, tax years 2006 through 2020 remain open to U.S. federal and state tax examinations.

On March 27, 2020, President Trump signed into law the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA. The TCJA, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. As of December 31, 2020 and 2019, the Company did not have any foreign subsidiaries and the international aspects of the TCJA were not applicable.

On December, 22, 2017, Staff Accounting Bulletin 118, or SAB 118, was issued by the SEC due to the complexities involved in accounting for the TCJA. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the TCJA on earnings to the extent such estimate has been determined. The Company finalized its accounting for the TCJA as of December 31, 2018, which resulted in insignificant adjustments.

15. Net Income (loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, Earnings per Share (see Note 2, Significant Accounting Policies – Income (Loss) per Share).

The denominators used in the net income (loss) per share computations are as follows:

	Year Ended December 31,
	2020	2019	2018
Basic:
Weighted average common shares outstanding	47,413,250	42,669,333	35,892,786
Diluted:
Weighted average common shares outstanding - Basic	47,413,250	42,669,333	35,892,786
Common stock equivalents*	501,780	—	—
Denominator for diluted net income (loss) per share	47,915,030	42,669,333	35,892,786
*

For the year end December 31, 2020, common stock equivalents include dilutive stock options and restricted stock units. For the years ended December 31, 2019 and 2018, no amounts were considered as their effects would have been anti-dilutive due to net losses for those periods.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Basic and diluted net income (loss) per share is computed as follows:

	Year Ended December 31,
	2020	2019	2018
Net income (loss) - basic and diluted	$8,410	$(106,373)	$(74,013)

Weighted-average common shares outstanding - basic	47,413,250	42,669,333	35,892,786
Effect of dilutive securities:
Stock options	481,254	—	—
Restricted stock units	20,526	—	—
Weighted-average common shares outstanding - diluted	47,915,030	42,669,333	35,892,786

Net income (loss) per share:
Basic	$0.18	$(2.49)	$(2.06)
Diluted	$0.18	$(2.49)	$(2.06)

As of December 31, 2020, 5,469,393 stock options and 235,250 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future. 481,254 of these outstanding stock options and 20,526 of these restricted stock units were considered dilutive and included in the computation of diluted net income per share for the year ended December 31, 2020.

In addition, the Company entered into the Vifor Agreement in October 2020. The Company will be eligible to receive an additional $50,000 common stock investment upon U.S. regulatory approval of CR845/difelikefalin at a 20% premium to the 30-day trailing average price of the Company’s common stock as of such date, which could potentially dilute basic earnings per share in the future (see Note 11, Collaboration and Licensing Agreements).

As of December 31, 2019, 4,450,517 stock options and 119,834 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

As of December 31, 2018, 4,004,422 stock options were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

16. Employee Benefit Plan

In February 2006, the Company adopted a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan at the beginning of the calendar quarter after three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the quarter on or after the day all age and service requirements have been met. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the years ended December 31, 2020, 2019 and 2018, employer contributions to the plan were $349, $279 and $198, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

17. Commitments and Contingencies

License Agreement with Enteris Biopharma, Inc.

In August 2019, the Company entered into the Enteris License Agreement, pursuant to which Enteris granted to the Company a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Enteris Purchase Agreement (see Note 9, Stockholders’ Equity). As a result, the Company recognized R&D expense of $8,000 related to the Enteris License Agreement during the year ended December 31, 2019.

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. During the year ended December 31, 2020, the Company paid $5,000 to Enteris for a milestone earned during the year ended December 31, 2020 in relation to the Enteris License Agreement. As a result, the Company recognized $5,000 of R&D expense related to the Enteris License Agreement during the year ended December 31, 2020.

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

Manufacturing Agreement with Patheon UK Limited

In July 2019, the Company entered into a Master Manufacturing Services Agreement, or MSA, with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to the Company for the drug products specified by the Company from time to time. Pursuant to the MSA, the Company has agreed to order from Patheon at least a certain percentage of its commercial requirements for a product under a related Product Agreement. Each Product Agreement that the Company may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

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

Also in July 2019, the Company entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of CR845/difelikefalin injection, the Company’s lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of CR845/difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from active pharmaceutical ingredient supplied by the Company. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

Leases

In December 2015, the Company entered into a lease agreement, or the Stamford Lease, for office space in Stamford, Connecticut, or the Premises, for the purpose of relocating its headquarters. The initial term of the Stamford Lease commenced in May 2016, or the Commencement Date, and ends in December 2023 and is renewable for one five-year term.

The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Company began to make rental payments from the Commencement Date. Prior to January 1, 2019, the Company recorded monthly rent expense on a straight-line basis from March 2016, upon taking possession of the Premises, through December 31, 2018. Total rent expense under the Stamford Lease was $974 for the year ended December 31, 2018. As of the Commencement Date, the Stamford Lease landlord had made tenant improvements of $1,094 to the leased premises which was included in Property and equipment, net.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

On January 1, 2019, the Company adopted ASC 842 (see Note 2 – Summary of Significant Accounting Policies - Leases). Under ASC 842, since the Company adopted the practical expedients not to re-evaluate whether a contract is or contains a lease and to maintain the lease classification under ASC 840, the Stamford Lease continues to be accounted for as an operating lease.

Upon adoption of ASC 842, the Company established an operating lease ROU asset and operating lease liability for the Stamford Lease. In establishing the ROU asset, the operating lease liability of $5,198 was reduced by lease incentives relating to tenant improvements of $698 and deferred lease obligation of $864, which were outstanding on December 31, 2018.

In June 2020, the Company entered into an amendment to the Stamford Lease to add additional office space, or the Lease Amendment. The term of the Lease Amendment began when renovation of the additional space was completed and the Company took possession of the additional space in October 2020, or the Amendment Commencement Date, and ends on December 31, 2023. The Lease Amendment is also renewable for one five-year term (see Note 2 - Summary of Significant Accounting Policies – Leases).

The rent for the Lease Amendment is at market rate as of the signing of the Lease Amendment. The Lease Amendment requires monthly lease payments, including rent escalations, during the lease term. The Company began paying rent for the Lease Amendment on the Amendment Commencement Date.

In October 2020, the Company recorded an operating lease liability of $1,934 for the Lease Amendment as the sum of the present value of the future minimum lease payments over the term for the new lease. The Company also recorded a corresponding ROU asset of $1,934, as no lease incentives were identified in the Lease Amendment.

Under ASC 842, lease expenses on the Stamford lease and Lease Amendment are recognized on a straight-line basis over the lease term. As a result, $1,116 and $937 of operating lease cost, or lease expense, was recognized for the years ended December 31, 2020 and 2019, respectively, consisting of $781 relating to R&D lease expense and $335 relating to G&A lease expense for the 2020 period, and $656 relating to R&D lease expense and $281 relating to G&A lease expense for the 2019 period.

Other information related to the Stamford Lease and Lease Amendment was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$1,403	$1,215
ROU assets obtained in exchange for new operating lease liabilities	$1,934	$3,636
Remaining lease term - operating leases (years)	3.0	3.9
Discount rate - operating leases	7.0%	7.0%

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Future minimum lease payments under the non-cancellable operating leases for the Stamford lease and the Lease Amendment, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of December 31, 2020, were as follows:

Year Ending December 31,
2021	$1,921
2022	1,957
2023	1,992
Total future minimum lease payments, undiscounted	5,870
Less imputed interest	(595)
Total	$5,275

Operating lease liabilities reported as of December 31, 2020:
Operating lease liabilities - current	$1,602
Operating lease liabilities - non-current	3,673
Total	$5,275

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

19. Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of the years ended December 31, 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of the years ended December 31, 2020 and 2019. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$8,093	$5,634	$9,266	$112,089	(a)
Operating expenses	$38,094	$31,518	$26,286	$33,799
Net income (loss) - Basic and Diluted	$(28,922)	$(25,068)	$(16,509)	$78,909
Income (loss) per share - Basic	$(0.62)	$(0.54)	$(0.35)	$1.60	(b)
Income (loss) per share - Diluted	$(0.62)	$(0.54)	$(0.35)	$1.59	(c)

(a)	Revenues for the fourth quarter of 2020 include $111,551 relating to the Vifor Agreement (see Note 12, Revenue Recognition).
(b)	The difference between the sum of net income (loss) per share – basic of $0.09, as calculated on a quarterly basis for 2020, and net income per share – basic of $0.18 for the year ended December 31, 2020, is due to the denominator used for the year ended December 31, 2020, which weights shares outstanding on a cumulative

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

basis and reflects the issuance of 2,939,552 shares of the Company’s common stock during the year ended December 31, 2020 (see Note 9, Stockholders’ Equity).
(c)	The difference between the sum of net income (loss) per share – diluted of $0.08, as calculated on a quarterly basis for 2020, and net income per share – diluted of $0.18 for the year ended December 31, 2020, is due to: i) the issuance of shares of the Company’s common stock as described in b) above; and ii) first, second and third quarter diluted per share amounts did not include stock options and restricted stock units that were dilutive in those periods as those periods were in a net loss position; however, those same stock options and restricted stock units were included in the annual diluted per share amounts since the Company had net income for the year ended December 31, 2020.

	Year Ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$4,382	$5,208	$5,785	$4,511
Operating expenses	$27,516	$29,350	$40,218	$34,481
Net loss - Basic and Diluted	$(21,960)	$(22,960)	$(32,842)	$(28,611)
Loss per share - Basic and Diluted	$(0.56)	$(0.58)	$(0.74)	$(0.61)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on the assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their attestation report, which is included in Part II Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2020, we implemented ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Although ASU 2016-13 did not have a material impact on our results of operations, financial position or cash flows upon adoption, we did revise our internal controls and procedures to review qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss during the year ended December 31, 2020.

There was no other change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Executive Officers and Directors of Cara” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) List of Exhibits

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

4.1	Form of Common Stock Certificate.	S-1/A	333-192230	4.1	January 17, 2014

4.2#	Common Stock Purchase Agreement, dated August 20, 2019, by and among the Registrant, Enteris Biopharma, Inc. and EBP Holdco LLC.	S-3ASR	333-233666	4.3	September 9, 2019

4.3	Description of Securities.	10-K	001-36279	4.3	February 27, 2020

4.4†#	Securities Purchase Agreement, dated October 15, 2020, by and between the Registrant and Vifor (International) Ltd.

10.1+	Form of Indemnity Agreement.	S-1/A	333-192230	10.1	January 17, 2014

10.2+	2004 Stock Incentive Plan, as amended, and forms of Stock Option Agreement thereunder.	S-1	333-192230	10.2	November 8, 2013

10.3+	2014 Equity Incentive Plan.	S-1/A	333-192230	10.3	January 17, 2014

10.3.1	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.1	January 17, 2014

10.3.2	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.2	January 17, 2014

10.4	Fourth Amended and Restated Investors Rights Agreement dated April 25, 2013 among the Registrant and certain of its stockholders, as amended.	S-1	333-192230	10.5	November 8, 2013

10.5*	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.	S-1	333-192230	10.7	November 8, 2013

10.6*	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.8	November 8, 2013

10.7	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.9	November 8, 2013

10.8+	Employment Agreement with Derek Chalmers.	8-K	001-36279	10.1	February 7, 2014

10.9+	Employment Agreement with Frédérique Menzaghi.	8-K	001-36279	10.2	February 7, 2014

10.10+	Employment Agreement with Joana Goncalves.	10-K	001-36279	10.11	March 12, 2019

10.11+	Employment Agreement with Thomas Reilly	8-K	001-36279	10.1	October 1, 2020

10.12+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36279	10.1	May 11, 2020

10.13	Lease Agreement dated December 21, 2015 between the Registrant and Four Stamford Plaza Owner L.L.C.	8-K	001-36279	10.1	December 23, 2015

10.14	Amendment to Lease Agreement between the Registrant and Four Stamford Plaza Owner L.L.C. Stamford Lease, dated June 23, 2020.	10-Q	001-36279	10.2	August 10, 2020

10.15*	License Agreement by and between Cara Therapeutics, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd.	10-Q	001-36279	10.1	August 7, 2018

10.16#	Master Manufacturing Services Agreement between the Registrant and Patheon UK Limited and related Product Agreements	10-Q	001-36279	10.2	August 7, 2019

10.17#	Non-Exclusive License Agreement, dated August 20, 2019, between the Registrant and Enteris Biopharma, Inc.	10-Q	001-36279	10.1	November 5, 2019

10.18+	2019 Inducement Plan.	8-K	001-36279	10.1	November 20, 2019

10.19	Form of Stock Option Grant Notice under 2019 Inducement Plan	8-K	001-36279	10.2	November 20, 2019

10.20	Form of Restricted Stock Unit Notice under 2019 Inducement Plan	8-K	001-36279	10.3	November 20, 2019

10.21†#	License Agreement, dated October 15, 2020, by and between Cara Therapeutics, Inc. and Vifor (International) Ltd.

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

†	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2021.

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

Signature	Title	Date

/s/ DEREK CHALMERS	President, Chief Executive Officer and Director	February 25, 2021
Derek Chalmers, Ph.D., D.Sc.	(Principal Executive Officer)

/s/ THOMAS REILLY	Chief Financial Officer	February 25, 2021
Thomas Reilly	(Principal Financial and Accounting Officer)

/s/ MARTIN VOGELBAUM	Director	February 25, 2021
Martin Vogelbaum

/s/ HARRISON M. BAINS, JR.	Director	February 25, 2021
Harrison M. Bains, Jr.

/s/ JEFFREY IVES	Director	February 25, 2021
Jeffrey Ives, Ph.D.

/s/ CHRISTOPHER POSNER	Director	February 25, 2021
Christopher Posner /s/ SUSAN SHIFF	Director	February 25, 2021
Susan Shiff, Ph.D.