Form 10-Q
period 2021-03-31
Cara Therapeutics, Inc.
filed 2021-05-10
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 6, 2021 was: 50,052,011.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$22,519	$31,683
Marketable securities	149,063	149,242
Income tax receivable	1,507	1,507
Other receivables	2,244	557
Prepaid expenses	13,018	12,076
Total current assets	188,351	195,065
Operating lease right-of-use assets	3,963	4,279
Marketable securities, non-current	56,728	70,565
Property and equipment, net	778	840
Restricted cash	408	408
Total assets	$250,228	$271,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,880	$16,881
Operating lease liabilities, current	1,639	1,602
Total current liabilities	16,519	18,483

Operating lease liabilities, non-current	3,250	3,673
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020, zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020, 50,026,667 shares and 49,872,213 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	50	50
Additional paid-in capital	646,015	641,195
Accumulated deficit	(415,618)	(392,317)
Accumulated other comprehensive income	12	73
Total stockholders’ equity	230,459	249,001
Total liabilities and stockholders’ equity	$250,228	$271,157

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
License and milestone fees	$1,192	$8,021
Collaborative revenue	706	—
Clinical compound revenue	37	72
Total revenue	1,935	8,093
Operating expenses:
Research and development	19,131	33,536
General and administrative	6,365	4,558
Total operating expenses	25,496	38,094
Operating loss	(23,561)	(30,001)
Other income, net	260	957
Loss before benefit from income taxes	(23,301)	(29,044)
Benefit from income taxes	—	122
Net Loss	$(23,301)	$(28,922)
Net Loss per share:
Basic and Diluted	$(0.47)	$(0.62)
Weighted average shares:
Basic and Diluted	49,917,990	46,724,951
Other comprehensive loss, net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(61)	(238)
Total comprehensive loss	$(23,362)	$(29,160)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713
Stock-based compensation expense	—	—	2,846	—	—	2,846
Shares issued upon exercise of stock options	7,500	—	75	—	—	75
Net loss	—	—	—	(28,922)	—	(28,922)
Other comprehensive loss	—	—	—	—	(238)	(238)
Balance at March 31, 2020	46,727,725	$47	$590,144	$(429,649)	$(68)	$160,474

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	49,872,213	$50	$641,195	$(392,317)	$73	$249,001
Stock-based compensation expense	—	—	2,744	—	—	2,744
Shares issued upon exercise of stock options	45,035	—	688	—	—	688
Shares issued upon vesting of restricted stock units	109,419	—	1,388	—	—	1,388
Net loss	—	—	—	(23,301)	—	(23,301)
Other comprehensive loss	—	—	—	—	(61)	(61)
Balance at March 31, 2021	50,026,667	$50	$646,015	$(415,618)	$12	$230,459

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating activities
Net loss	$(23,301)	$(28,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,132	2,846
Depreciation and amortization	63	48
Amortization expense component of lease expense	316	160
Amortization/(accretion) of available-for-sale marketable securities, net	194	(65)
Realized gain on sale of available-for-sale marketable securities	(39)	—
Realized gain on sale of property and equipment	(70)	—
Deferred revenue	—	(8,021)
Changes in operating assets and liabilities:
Income tax receivable	—	(122)
Other receivables	(1,687)	124
Prepaid expenses	(942)	(1,825)
Accounts payable and accrued expenses	(2,001)	(2,294)
Operating lease liabilities	(386)	(232)
Net cash used in operating activities	(23,721)	(38,303)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	27,655	55,475
Proceeds from redemptions of available-for-sale marketable securities, at par	2,100	2,500
Proceeds from sale of available-for-sale marketable securities	8,029	—
Purchases of available-for-sale marketable securities	(23,985)	(21,016)
Proceeds from sale of property and equipment	70	—
Net cash provided by investing activities	13,869	36,959
Financing activities
Proceeds from the exercise of stock options	688	75
Net cash provided by financing activities	688	75
Net decrease in cash, cash equivalents and restricted cash	(9,164)	(1,269)
Cash, cash equivalents and restricted cash at beginning of period	32,091	18,713
Cash, cash equivalents and restricted cash at end of period	$22,927	$17,444

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

As of March 31, 2021, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also earned approximately $203,800 under its license agreements for CR845/difelikefalin, primarily with Vifor (International) Ltd., or Vifor, Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with Vifor. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of March 31, 2021, the Company had unrestricted cash and cash equivalents and marketable securities of $228,310 and an accumulated deficit of $415,618. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $23,301 and $28,922 for the three months ended March 31, 2021 and 2020, respectively, and had net cash used in operating activities of $23,721 and $38,303 for the three months ended March 31, 2021 and 2020, respectively.

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

2. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data as of December 31, 2020 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except for the recent adoption of new accounting pronouncements as disclosed below.

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740), or ASU 2019-12, which removes specific exceptions to the general principles in Topic 740. ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss. ASU 2019-12 also simplifies the accounting for income taxes for: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in ASU 2019-12 related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material effect on its results of operations, financial position, and cash flows due to the full valuation allowance recorded.

3. Available-for-Sale Marketable Securities

As of March 31, 2021 and December 31, 2020, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2021 and December 31, 2020:

As of March 31, 2021

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$15,164	$3	$—	$15,167
U.S. government agency obligations	22,099	4	(6)	22,097
Corporate bonds	41,674	26	(48)	41,652
Commercial paper	115,179	10	(2)	115,187
Municipal bonds	11,663	28	(3)	11,688
Total available-for-sale marketable securities	$205,779	$71	$(59)	$205,791

As of December 31, 2020

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$20,710	$41	$(1)	$20,750
U.S. government agency obligations	22,125	4	(1)	22,128
Corporate bonds	49,080	61	(23)	49,118
Commercial paper	116,139	5	(17)	116,127
Municipal bonds	11,680	12	(8)	11,684
Total available-for-sale marketable securities	$219,734	$123	$(50)	$219,807

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020:

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of March 31, 2021

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$9,494	$(6)	$—	$—	$9,494	$(6)
Corporate bonds	30,751	(48)	—	—	30,751	(48)
Commercial paper	39,480	(2)	—	—	39,480	(2)
Municipal bonds	1,022	(3)	—	—	1,022	(3)
Total	$80,747	$(59)	$—	$—	$80,747	$(59)

As of December 31, 2020

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$12,682	$(1)	$—	$—	$12,682	$(1)
U.S. government agency obligations	2,500	(1)	—	—	2,500	(1)
Corporate bonds	23,553	(23)	—	—	23,553	(23)
Commercial paper	68,897	(17)	—	—	68,897	(17)
Municipal bonds	6,259	(8)	—	—	6,259	(8)
Total	$113,891	$(50)	$—	$—	$113,891	$(50)

As of March 31, 2021 and December 31, 2020, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of March 31, 2021 and December 31, 2020, the Company held a total of 27 out of 58 positions and 30 out of 59 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were due to changes in interest rates and non-credit related factors. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 6 positions for its U.S. government agency obligations that were in unrealized loss positions as of March 31, 2021.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 12 out of 16 positions for its corporate bonds, 11 out of 25 positions for its commercial paper, and 1 out of 7 positions for its municipal bonds, that were in unrealized loss positions as of March 31, 2021.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2021, the Company’s marketable debt securities mature at various dates through January 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of March 31, 2021		As of December 31, 2020
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$149,031	$149,063	$149,164	$149,242
One year to three years	56,748	56,728	70,570	70,565
Total	$205,779	$205,791	$219,734	$219,807

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

During the three months ended March 31, 2021, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $8,029, which resulted in realized gains of $39 for the three months ended March 31, 2021. There were no sales of available-for-sale marketable securities during the three months ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, accrued interest receivables on our available-for-sale debt securities were $346 and $311, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive income (loss), for the three months ended March 31, 2021 and March 31, 2020.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2020	$73
Other comprehensive loss before reclassifications	(22)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(61)
Balance, March 31, 2021	$12

Balance, December 31, 2019	$170
Other comprehensive loss before reclassifications	(238)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(238)
Balance, March 31, 2020	$(68)

Amounts reclassified out of accumulated other comprehensive income (loss) into net loss are determined by specific identification. The reclassifications out of accumulated other comprehensive income (loss) and into net loss were as follows:

	Three Months Ended		Affected Line Item in the
Component of Accumulated Other	March 31,		Condensed Statements of
Comprehensive Income (Loss)	2021	2020	Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale marketable securities:
Realized gains on sales of securities	$39	$—	Other income, net
Income tax effect	—	—	Benefit from income taxes
Realized gains on sales of securities, net of tax	$39	$—

5. Fair Value Measurements

As of March 31, 2021 and December 31, 2020, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of March 31, 2021 or December 31, 2020.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

Fair value measurement as of March 31, 2021:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$22,519	$22,519	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	15,167	—	15,167	—
U.S. government agency obligations	22,097	—	22,097	—
Corporate bonds	41,652	—	41,652	—
Commercial paper	115,187	—	115,187	—
Municipal bonds	11,688	—	11,688	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$228,718	$22,927	$205,791	$—

Fair value measurement as of December 31, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$31,683	$31,683	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	20,750	—	20,750	—
U.S. government agency obligations	22,128	—	22,128	—
Corporate bonds	49,118	—	49,118	—
Commercial paper	116,127	—	116,127	—
Municipal bonds	11,684	—	11,684	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$251,898	$32,091	$219,807	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three months ended March 31, 2021 and 2020, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three months ended March 31, 2021 and 2020, respectively.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of March 31, 2021, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of March 31, 2021 and December 31, 2020, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$22,519	$31,683
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$22,927	$32,091

7. Prepaid expenses

As of March 31, 2021, prepaid expenses were $13,018, consisting of $10,557 of prepaid R&D clinical costs, $2,007 of prepaid insurance and $454 of other prepaid costs. As of December 31, 2020, prepaid expenses were $12,076, consisting of $11,286 of prepaid R&D clinical costs, $223 of prepaid insurance, and $567 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Accounts payable	$4,765	$4,893
Accrued research projects	7,190	6,194
Accrued compensation and benefits	2,336	4,955
Accrued professional fees and other	589	839
Total	$14,880	$16,881

9. Stockholders’ Equity

In February and March 2021, as a result of the achievement of certain performance targets, an aggregate of 76,750 performance-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

In February 2021, as a result of the completion of the first year of the three-year vesting period, an aggregate of 32,669 time-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

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

The Company retains the rights to make and have made CR845/difelikefalin injection, or the Licensed Product, on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients, or the Field, anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement. The supply price will be the Company’s cost of goods sold, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement. Regarding the supply agreement, the Vifor Agreement only includes a requirement for the Company to negotiate in good faith with Vifor. After the execution of the Vifor Agreement, a separate agreement to supply them with the Licensed Product would be entered into, although the Company has no obligation to execute a supply agreement.

The Vifor Supply Agreement will be accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to Vifor is not a performance obligation under the Vifor Agreement but rather the Vifor Supply Agreement is a separate agreement from the Vifor Agreement. The only performance obligation under the Vifor Supply Agreement is

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

the delivery of the Licensed Product to Vifor for commercialization. Revenue from the sale of the Licensed Product to Vifor will be recognized in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. As of March 31, 2021, no supply agreement has been entered into between the Company and Vifor.

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, the Company entered into a license agreement, or the VFMCRP Agreement, with VFMCRP under which the Company granted VFMCRP an exclusive, royalty-bearing license, or the VFMCRP License, to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize the Licensed Product for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in the Field worldwide (excluding the United States, Japan and South Korea), or the Territory.

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

The Company retains the rights to make and have made the Licensed Product in the Territory for commercial sale by VFMCRP in the Field in or outside the Territory and for supply of Licensed Product to VFMCRP under the terms of a supply agreement, or the VFMCRP Supply Agreement, which was executed in May 2020. The supply price is the Company’s cost of goods sold, as calculated under GAAP, plus an agreed upon margin. The VFMCRP Supply Agreement will co-terminate with the VFMCRP Agreement.

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized as clinical compound revenue in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. There were no sales of clinical compound to VFMCRP during the three months ended March 31, 2021 and 2020.

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

During the three months ended March 31, 2021 and 2020, the Company recognized clinical compound revenue of $37 and $72, respectively, from the sale of clinical compound to Maruishi, and as a result, the Company incurred R&D expense of $33 and $65, respectively, during these periods.

Chong Kun Dang Pharmaceutical Corporation

In April 2012, the Company entered into a license agreement, or the CKDP Agreement, with CKDP in South Korea, under which the Company granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing CR845/difelikefalin in South Korea. The Company and CKDP are each required to use commercially reasonable efforts, at their respective expense, to develop, obtain regulatory approval for and commercialize CR845/difelikefalin in the United States and South Korea, respectively. The Company identified the granting of the license as its only performance obligation under the CKDP Agreement.

Under the terms of the CKDP Agreement, the Company is eligible to receive milestone payments upon the achievement of defined clinical and regulatory events as well as tiered royalties, with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees.

11. Revenue Recognition

The Company currently recognizes revenue in accordance with FASB Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, as amended, or ASC 606, for the Vifor, VFMCRP, Maruishi and CKDP agreements (see Note 10, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from upfront payments and, under the Maruishi and CKDP agreements, from clinical development milestone payments. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi and CKDP agreements, the Company may earn additional future milestone payments upon the achievement of defined clinical events, and under the Vifor, VFMCRP, Maruishi and CKDP agreements, upon the achievement of defined regulatory events, and under the Vifor, VFMCRP and Maruishi agreements, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under the VFMCRP, Maruishi and CKDP agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to VFMCRP and Maruishi in accordance with separate supply agreements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Contract balances

As of March 31, 2021 and December 31, 2020, there were no material balances of receivables, and no other assets or deferred revenue related to the Vifor, VFMCRP, and CKDP agreements. As of March 31, 2021, the Company recorded a receivable for $1,898 relating to a milestone earned during the three months ended March 31, 2021 for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan, which was included within Other receivables. There were no other assets or deferred revenue related to the Maruishi Agreement as of March 31, 2021 and December 31, 2020.

Performance obligations

Under the Vifor Agreement, the Company’s only performance obligation is granting a license to allow Vifor to commercialize CR845/difelikefalin in the United States, which occurred at inception of the contract in October 2020 (see Note 10, Collaboration and Licensing Agreements).

Under the VFMCRP Agreement, the Company’s performance obligations of granting a license to allow VFMCRP to commercialize CR845/difelikefalin injection worldwide, except in the United States, Japan and South Korea, which occurred at inception of the contract in May 2018, and performing R&D services by the Company to obtain sufficient clinical data which will be shared with VFMCRP to allow them to receive regulatory approval to sell CR845/difelikefalin in the licensed territory, were not distinct, and were accounted for as a single performance obligation during the period that the R&D services were rendered (see Note 10, Collaboration and Licensing Agreements).

The Company’s distinct performance obligations under the Maruishi Agreement include transfer of the license to the Company’s IP, which allowed Maruishi to develop and commercialize CR845/difelikefalin, for acute pain and uremic pruritus indications in Japan, which occurred at inception of the contract in 2013, and performance of R&D services, which occurred from 2013 to 2015, as those services were rendered. The Company agreed to conduct limited work on an oral tablet formulation of CR845/difelikefalin and to conduct Phase 1 and proof-of-concept Phase 2 clinical trials of an intravenous formulation of CR845/difelikefalin to be used to treat patients with uremic pruritus. The Company agreed to transfer the data and information from such development to Maruishi for its efforts to obtain regulatory approval in Japan. These activities are referred to as R&D services (see Note 10, Collaboration and Licensing Agreements).

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. The Company’s only performance obligation under the VFMCRP Supply Agreement is to deliver CR845/difelikefalin injection to VFMCRP in accordance with the receipt of purchase orders.

Under the CKDP Agreement, the Company’s only performance obligation is to transfer the license to the Company’s IP related to CR845/difelikefalin, which occurred at inception of the contract in 2012 (see Note 10, Collaboration and Licensing Agreements).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Transaction price allocated to the remaining performance obligations

At inception of the Vifor Agreement, the entire transaction price of $111,551 was allocated to the one performance obligation, as described above, and was recognized as license and milestone fees revenue for the year ended December 31, 2020 as the license was granted to Vifor in October 2020. As of March 31, 2021, there were no remaining performance obligations under the Vifor Agreement. The Company is eligible to receive milestone payments in the future.

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. As of March 31, 2021, there were no remaining performance obligations, and the entire transaction price has been recognized as license and milestone fees revenue through December 31, 2020 since R&D services have been completed during 2020. The Company is eligible to receive milestone payments and sales royalties in the future.

As of March 31, 2021, there were no remaining performance obligations under either the Maruishi or CKDP agreements, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Under the Vifor Agreement, the one performance obligation was satisfied when the license was granted to Vifor in October 2020, and as a result, $111,551 (including the upfront payment of $100,000 and the premium on the common stock purchased by Vifor of $11,551) was recognized as license and milestone fees revenue during the year ended December 31, 2020. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, which includes regulatory and sales milestones (see Note 10, Collaboration and Licensing Agreements).

Under the VFMCRP Agreement, the single combined performance obligation was satisfied as the R&D services were rendered and the transaction price, including the upfront payment of $50,000 and the premium on the common stock purchased by VFMCRP of $5,444, was recognized as revenue as the R&D services were performed based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, including regulatory and sales milestones and sales royalties (see Note 10, Collaboration and Licensing Agreements).

All performance obligations under the Maruishi and CKDP agreements were satisfied by the end of 2015. In the future, any milestone event will be recognized as milestone and license fee revenue and collaboration revenue based upon the relative standalone selling prices of the two performance obligations at inception of the Maruishi Agreement, and as milestone and license fee revenue under the CKDP Agreement. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, including clinical, regulatory and sales milestones, and sales royalties (see Note 10, Collaboration and Licensing Agreements).

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

5.	Determination of the timing of revenue recognition for contracts

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer; i.e., when the customer obtains control of the good or service. The licenses granted to Vifor, Maruishi and CKDP were accounted for as distinct performance obligations. As discussed below, both licenses relate to functional IP for which revenue is recognized at a point in time – in the case of these three license agreements, the point in time is at inception of the contract because the customer obtained control of the license at that point.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, was recognized as the R&D services were performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. As of March 31, 2021, there is no remaining amount of the transaction price to be recognized as license and milestone fees revenue as all R&D services were completed in 2020.

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

In January 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue and $706 as collaboration revenue based on the relative standalone selling prices described above at contract inception for the three months ended March 31, 2021.

There were no milestone events related to the Maruishi Agreement that were probable of occurrence or achieved during the three months ended March 31, 2020.

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

Sales-based Royalty Payments

The VFMCRP, Maruishi and CKDP agreements each allow the Company to earn sales-based royalty payments in exchange for a license of intellectual property. In that case, the Company will recognize revenue for a sales-based royalty only when (or as) the later of the following events occurs:

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three months ended March 31, 2021 and 2020, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended
	March 31,
	2021	2020
Basic:
Weighted average common shares outstanding	49,917,990	46,724,951
Diluted:
Weighted average common shares outstanding - Basic	49,917,990	46,724,951
Common stock equivalents*	—	—
Denominator for diluted net loss per share	49,917,990	46,724,951
*	No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Basic and diluted net loss per share are computed as follows:

	Three Months Ended
	March 31,
	2021	2020
Net loss - basic and diluted	$(23,301)	$(28,922)
Weighted-average common shares outstanding:
Basic and diluted	49,917,990	46,724,951
Net loss per share, Basic and Diluted:	$(0.47)	$(0.62)

As of March 31, 2021, 5,918,808 stock options and 401,831 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

In addition, the Company entered into the Vifor Agreement in October 2020. The Company will be eligible to receive an additional $50,000 common stock investment upon U.S. regulatory approval of CR845/difelikefalin at a 20% premium to the 30-day trailing average price of the Company’s common stock as of such date, which could potentially dilute basic earnings per share in the future (see Note 10, Collaboration and Licensing Agreements).

As of March 31, 2020, 4,930,590 stock options and 355,834 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator. Initial grants of Stock Awards made to employees and non-employee consultants generally vest as to 25%

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date. Stock options initially granted to members of the Company’s Board of Directors vest over a period of three years in equal quarterly installments from the date of the grant, subject to the option holder’s continued service as a Director through such date. Subsequent grants to Directors that are made automatically at Annual Meetings of Stockholders vest fully on the earlier of the first anniversary of the date of grant and the next Annual Meeting of Stockholders. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

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

Restricted Stock Units

On March 30, 2021, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 176,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the various milestones were probable of being achieved. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria have been achieved and therefore, the restricted stock units are earned, and vesting has occurred. For the three months ended March 31, 2021, no stock compensation expense relating to these restricted stock units was recognized. As of March 31, 2021, none of the restricted stock units were vested or settled in shares of the Company’s common stock.

Additionally on March 30, 2021, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 100,000 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three months ended March 31, 2021, the Company recognized an immaterial amount of stock compensation expense for the one day of outstanding time-based restricted stock units. As of March 31, 2021, none of the 100,000 restricted stock units were vested or settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units will vest on the earlier of (i) June 4, 2021 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three months ended March 31, 2021, $139 of stock compensation expense relating to these restricted stock units was recognized in G&A expense. None of the 36,000 restricted stock units vested and were settled in shares of the Company’s common stock as of March 31, 2021.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the various milestones were probable of being achieved. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria have been achieved and therefore, the restricted stock units are earned and vesting has occurred. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the three months ended March 31, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. For the three months ended March 31, 2020, no stock compensation expense relating to these restricted stock units was recognized. As of March 31, 2021, 113,500 of the 138,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three months ended March 31, 2021, the Company recognized $132 of stock compensation expense, with $43 recorded in R&D expense and $89 in G&A expense. For the three months ended March 31, 2020, the Company recognized $44 of stock compensation expense, with $14 recorded in R&D expense and $30 in G&A expense. As of March 31, 2021, 32,669 of the 98,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vested on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three months ended March 31, 2020, the Company recognized $123 of stock compensation expense relating to these restricted stock units in G&A expense. As of June 30, 2020, all of the 24,000 restricted stock units vested and were settled in shares of the Company’s common stock.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical milestones, subject to the recipient’s continuous service through the vesting events. At the date of grant, the Company concluded that the probability of achievement of the performance targets could not be determined until the milestones were probable of being achieved, and accordingly, the Company would recognize compensation expense associated with these awards when, and to the extent, the restricted stock units vested in accordance with achievement of the performance targets. During the three months ended March 31, 2020, no stock compensation expense relating to the vesting of these restricted stock units was recognized since none of the restricted stock units had vested during the prior year period. As of June 30, 2020, all of the 215,000 restricted stock units either vested and were settled in shares of the Company’s common stock or were forfeited.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the three months ended March 31, 2021 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2020	235,250	$16.25
Awarded	276,000	20.59
Vested and released	(109,419)	16.36
Outstanding, March 31, 2021	401,831	$19.20
Restricted stock units exercisable (vested and deferred), March 31, 2021	—

Stock Options

Under the 2014 Plan, the Company granted 673,200 and 673,350 stock options during the three months ended March 31, 2021 and 2020, respectively. No stock options were granted under the 2019 Inducement Plan during the three months ended March 31, 2021 and 2020. The fair values of stock options granted during the three months ended March 31, 2021 and 2020 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.66% - 1.21%	0.54% - 1.57%
Expected volatility	71.62% - 71.84%	73.72% - 74.71%
Expected dividend yield	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees during the three months ended March 31, 2021 and 2020 was $12.49 and $10.59, respectively. No options were granted to non-employee members of the Company’s Board of Directors for their Board service or to non-employee consultants during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021 and 2020, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended
	March 31,
	2021	2020
Research and development	$1,590	$1,609
General and administrative	1,014	1,070
Total stock option expense	$2,604	$2,679

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of executives’ restricted stock units for $568 in R&D expense and $822 in G&A expense for the three months ended March 31, 2021; (ii) the vesting of executives’ restricted stock units for $14 in R&D expense and $30 in G&A expense for the three months ended March 31, 2020; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $139 in G&A expense for the three months ended March 31, 2021; and (iv) compensation expense relating to the Board of Directors’ restricted stock units for $123 in G&A expense for the three months ended March 31, 2020.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the three months ended March 31, 2021 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2020	5,469,393	$15.02
Granted	673,200	19.47
Exercised	(45,035)	15.29
Forfeited	(178,750)	17.30
Outstanding, March 31, 2021	5,918,808	$15.46
Options exercisable, March 31, 2021	3,375,272

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three months ended March 31, 2021 and 2020.

14. Income Taxes

For the three months ended March 31, 2021 and 2020, pre-tax losses were $23,301 and $29,044, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of March 31, 2021 and December 31, 2020. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $122 for the three months ended March 31, 2020 relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because the Company’s revenue in 2020 exceeded $70,000, it is not eligible to exchange its 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three months ended March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company did not have any foreign subsidiaries and the international aspects of the Tax Cuts and Jobs Act are not applicable for the respective periods.

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of tax loss carryforwards and

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

15. Commitments and Contingencies

License Agreement with Enteris Biopharma, Inc.

In August 2019, the Company entered into a non-exclusive license agreement, or the Enteris License Agreement, with Enteris Biopharma, Inc., or Enteris, pursuant to which Enteris granted to the Company a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Purchase Agreement with Enteris.

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. During the three months ended March 31, 2021 and 2020, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement. Based on a successful End of Phase 2 Meeting with the FDA in April 2021, the Company expects to pay a $10,000 milestone to Enteris during the second quarter of 2021.

Manufacturing Agreement

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

On January 1, 2019, the Company adopted FASB ASC 842: Leases, or ASC 842. Under ASC 842, since the Company adopted the practical expedients not to re-evaluate whether a contract is or contains a lease and to maintain the lease classification under ASC 840, the Stamford Lease continues to be accounted for as an operating lease.

Upon adoption of ASC 842, the Company was required to establish an operating lease right-of-use, or ROU, asset and operating lease liability for the Stamford Lease. In establishing the ROU asset, the operating lease liability of $5,198 was reduced by lease incentives relating to tenant improvements of $698 and deferred lease obligation of $864, which were outstanding upon adoption.

In June 2020, the Company entered into an amendment to the Stamford Lease to add additional office space, or the Lease Amendment. The term of the Lease Amendment began when renovation of the additional space was completed and the Company took possession of the additional space in October 2020, or the Amendment Commencement Date, and ends on December 31, 2023. The Lease Amendment is also renewable for one five-year term. The rent for the Lease Amendment is at market rate as of the signing of the Lease Amendment. The Lease Amendment requires monthly lease payments, including rent escalations, during the lease term. The Company began paying rent for the Lease Amendment on the Amendment Commencement Date.

In October 2020, the Company recorded an operating lease liability of $1,934 for the Lease Amendment as the sum of the present value of the future minimum lease payments over the term for the new lease. The Company also recorded a corresponding ROU asset of $1,934, as no lease incentives were identified in the Lease Amendment.

Under ASC 842, lease expenses on the Stamford Lease and Lease Amendment are recognized on a straight-line basis over the lease term. As a result, $406 and $234 of operating lease cost, or lease expense, was recognized for the three months ended March 31, 2021 and 2020, respectively, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2021 period, and $164 relating to R&D lease expense and $70 relating to G&A lease expense for the Stamford Lease in the 2020 period.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to the Stamford Lease and Lease Amendment was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$476	$306
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
Remaining lease term - operating leases (years)	2.8	3.7
Discount rate - operating leases	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of March 31, 2021, were as follows:

Year Ending December 31,
2021 (Excluding the three months ended March 31, 2021)	$1,444
2022	1,957
2023	1,992
Total future minimum lease payments, undiscounted	5,393
Less imputed interest	(504)
Total	$4,889

Operating lease liabilities reported as of March 31, 2021:
Operating lease liabilities - current	$1,639
Operating lease liabilities - non-current	3,250
Total	$4,889

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the timing of our regulatory submissions for KORSUVATM (CR845/difelikefalin) injection in chronic kidney disease associated pruritus, or CKD-aP;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for Oral KORSUVA (CR845/difelikefalin) in CKD-aP, chronic liver disease associated pruritus, or CLD-aP, pruritus associated with atopic dermatitis, or AD, and pruritus associated with notalgia paresthetica, or NP;
●	our plans to develop and commercialize KORSUVA (CR845/difelikefalin) injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the size and growth of the potential markets for pruritus management, including CKD-aP in hemodialysis and non-dialysis markets, CLD-aP, AD, and NP markets as well as post-operative care markets;
●	the potential regulatory development pathway for KORSUVA (CR845/difelikefalin) injection in CKD-aP and CR845/difelikefalin injection in acute post-operative setting;
●	the rate and degree of market acceptance of any approved products;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated commercial launch of our lead product candidate, KORSUVA (CR845/difelikefalin) injection;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);
●	the potential of future scheduling of KORSUVA (CR845/difelikefalin) injection by the United States Drug Enforcement Administration, or DEA, if regulatory approval is received;

●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Vifor (International) Ltd., or Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available;
●	the performance of third-party manufacturers and clinical research organizations, or CROs; and
●	the potential effects of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans.

You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The U.S. Food and Drug Administration, or FDA, has conditionally accepted KORSUVA as the trade name for CR845/difelikefalin injection. In December 2020, we submitted a New Drug Application, or NDA, to the FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe pruritus in hemodialysis patients. In February 2021, the FDA accepted the NDA for filing, and in March 2021, the FDA granted Priority Review for the NDA with a Prescription Drug User Fee Act, or PDUFA, target action date of August 23, 2021. KORSUVA’s safety and efficacy have not been fully evaluated by any regulatory authority.

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

Recent Developments

COVID-19 Update

The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration, subsequent waves and variances and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The COVID-19 pandemic has affected the initiation of certain trial sites and patient enrollment for certain of our clinical trials, including our ongoing Phase 2 clinical trials of Oral KORSUVA (CR845/difelikefalin) for NP and for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC, and the pandemic may continue to affect these and other planned future trials. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

FDA Acceptance and Priority Review of NDA Filing

In February 2021, the FDA accepted our NDA submitted in December 2020 for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe pruritus in hemodialysis patients. In March 2021, the FDA granted Priority Review for the NDA. The PDUFA target action date for KORSUVA (CR845/difelikefalin) injection is August 23, 2021. The FDA stated that currently it is not planning to hold an advisory committee meeting to discuss the application.

Marketing Authorization Application Submission

Our partner, VFMCRP, submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in March 2021, which was accepted for review by the EMA. If approved, KORSUVA (CR845/difelikefalin) injection would receive marketing authorization in all member states of the European Union, or EU, as well as in Iceland, Liechtenstein, and Norway. The EMA’s decision on the EU MAA is expected in the second quarter of 2022.

Overview of Our Product Candidates

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with systematic conditions such as CKD and CLD, dermatological conditions such as AD, and neurological conditions such as NP, as well as moderate-to-severe pain due to the following attributes:

●	novel, peripherally-acting, KOR agonist mechanism of action;
●	evidence of efficacy in completed clinical trials of pruritus and pain;
●	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
●	potential for reduction of post-operative nausea and vomiting, or PONV;
●	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
●	lower potential for addiction or abuse liability;
●	avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and

●	availability in injectable form for the treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings as well as for pain and/or PONV treatment in the acute care setting and oral form for treatment of pruritus or chronic pain conditions in the outpatient setting.

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• NDA accepted by FDA in February 2021 and Priority Review granted in March 2021; PDUFA target action date - August 23, 2021 • EMA MAA accepted in March 2021 • Phase 3 safety/efficacy trials complete	VFMCRP/Vifor (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus NDD - CKD	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis (AD)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis (PBC)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Notalgia Paresthetica (NP)	• KOMFORT Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA (CR845/Difelikefalin) Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

CKD-aP is an intractable systemic itch condition with high prevalence for which there are no approved therapeutics in the United States or Europe. Based on the results from our efficacy and safety trials highlighted below, we submitted an NDA to the FDA for KORSUVA (CR845/difelikefalin) injection for the treatment of moderate-to-severe pruritus in hemodialysis patients in December 2020. In February 2021, the FDA accepted the NDA for filing, and in March 2021, the FDA granted Priority Review for our NDA. The PDUFA target action date for KORSUVA (CR845/difelikefalin) injection is August 23, 2021.

Our partner, VFMCRP, submitted a MAA to the EMA in March 2021, which was accepted for review by the EMA. If approved, KORSUVA (CR845/difelikefalin) injection would receive marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. The EMA’s decision on the EU MAA is expected in the second quarter of 2022.

In April 2020, we announced positive top-line results from our KALM-2 pivotal Phase 3 trial of KORSUVA (CR845/difelikefalin) injection in hemodialysis patients with moderate-to-severe CKD-aP. The trial met the primary and key secondary endpoints after 12 weeks of treatment. The open label extension phase of this trial is also complete.

The study met the primary efficacy endpoint with 54% of the patients receiving 0.5 mcg/ kg of KORSUVA (CR845/difelikefalin) injection versus 42% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itching intensity numeric rating scale, or NRS, score at week 12 (p= 0.02). The study also met the key secondary endpoint with 41% of patients receiving KORSUVA (CR845/difelikefalin) injection achieving a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 versus 28% for patients receiving placebo (p= 0.01). In this trial, KORSUVA (CR845/difelikefalin) injection was generally well-tolerated with a safety profile consistent with that seen in KALM-1 and the KORSUVA clinical program in patients with CKD-aP. Overall, the incidence of AEs, and serious AEs, were similar across both KORSUVA (CR845/difelikefalin) injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (8.1% KORSUVA vs 5.5% placebo), falling (6.8% KORSUVA vs 5.1% placebo), vomiting (6.4% KORSUVA vs 5.9% placebo), nausea (6.4% KORSUVA vs 4.2% placebo) and dizziness (5.5% KORSUVA vs 5.1% placebo).

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

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Non-Dialysis Dependent (NDD) Chronic Kidney Disease-Associated Pruritus (CKD-aP)

In December 2019, we announced top-line data from our Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in NDD–CKD patients. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12-week trial is designed to evaluate the safety and efficacy of three tablet strengths (0.25 mg, 0.5 mg and 1 mg, once daily administration) of Oral KORSUVA (CR845/difelikefalin) versus placebo in approximately 240 stage III - V (moderate to severe) CKD patients with moderate-to-severe pruritus. The primary efficacy endpoint was the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 12, as assessed by the total Skindex-10 and 5-D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 12.

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

In April 2021, we held an End of Phase 2 Meeting with the FDA to discuss the results of the Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) in NDD CKD-aP and the potential Phase 3 program. The FDA indicated the acceptability of Stage 5 pre-dialysis CKD patients as a viable patient population for a Phase 3 trial. The FDA also indicated the potential to use data from our previous trials of KORSUVA (CR845/difelikefalin) Injection in dialysis patients to support an approval based on a single Phase 3 clinical trial of Oral KORSUVA (CR845/difelikefalin) in the Stage 5 pre-dialysis population. We currently plan to initiate our Phase 3 program by year-end 2021. We also intend to continue discussions with the FDA on the potential inclusion of earlier stage CKD patients in the Phase 3 program.

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

In April 2021, we announced top-line data from our Phase 2 KARE clinical trial. The KARE Phase 2 trial was a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in 401 adult subjects with AD. Patients were stratified across treatment groups by disease severity. KARE enrolled 64% of patients characterized as mild-to-moderate (BSA<10%) and 36% falling into the moderate-to-severe category (BSA>10%). Subjects were randomized to three tablet strengths of Oral KORSUVA (CR845/difelikefalin): 0.25 mg, 0.5 mg and 1 mg taken twice daily (BID) versus placebo for 12 weeks followed by 4 weeks of an active extension phase. A prespecified interim conditional power assessment was conducted after approximately 50% of the originally targeted patient number completed the designated 12-week treatment period. Based on the Independent Data Monitoring Committee’s recommendation, the sample size for each of the 0.5 mg dose and placebo groups were increased by approximately 60%.

KARE’s primary efficacy endpoint was change from baseline in the weekly mean of the daily 24-hour Itch NRS score at week 12 of the treatment period for the intent to treat, or ITT, population. Although no dose group met this endpoint, a statistically significant improvement from baseline was evident as early as week 1 for the 1.0 mg dose group, which was sustained through 75% of the treatment period.

In a prespecified analysis, a statistically significant change in the primary efficacy endpoint was observed in the mild-to-moderate (BSA<10%) patient population (p=0.036, All doses vs placebo), which was evident at week 1 and sustained through the treatment period.

The key secondary endpoint for KARE was the assessment of the proportion of patients achieving an improvement from baseline of ≥4 points with respect to the weekly mean of the daily 24-hour Itch NRS score at week 12 (4-point Responder Analysis). No dose group met this endpoint for the ITT population.

Prespecified analysis by disease severity indicated a statistically significant improvement in the 4-point Responder Analysis in the mild-to-moderate (BSA<10%) patient population with 32% of KORSUVA-treated patients achieving a ≥4 point reduction in NRS at Week 12 versus 19% in the placebo group (p=0.033, All doses vs placebo). A statistically significant improvement was also achieved for the 0.5 mg dose (p=0.046, 0.5 mg vs placebo).

Oral KORSUVA (CR845/difelikefalin) was generally well-tolerated across all doses. Overall, the incidence of treatment-emergent AEs was generally similar across Oral KORSUVA (CR845/difelikefalin) and placebo groups.

We intend to request an End of Phase 2 Meeting with the FDA to be held in the second half of 2021 and, subject to discussions with the FDA, aim to initiate a Phase 3 program by the end of the year.

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

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 16. We continue to screen patients in this ongoing Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) and aim to have top-line data in the second half of 2021.

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

Collaboration and License Agreements

Vifor (International) Ltd.

In October 2020, we entered into a license agreement, or the Vifor Agreement, with Vifor under which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (CR845/difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (CR845/difelikefalin) injection in the United States.

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

Upon entry into the VFMCRP Agreement, VFMCRP made a non-refundable, non-creditable $50.0 million upfront payment to us and Vifor purchased 1,174,827 shares of our common stock for $20.0 million, at a premium for the price of $17.024 per share. We are eligible to receive from VFMCRP regulatory and commercial milestone payments in the aggregate of up to $470.0 million, consisting of up to $30.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (CR845/difelikefalin) injection in the licensed territories. In the United States, we and VFMCRP will promote KORSUVA (CR845/difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by us.

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we recorded a receivable for the milestone payment of $2.0 million ($1.9 million after contractual foreign currency exchange adjustments from Maruishi). As of March 31, 2021, we have earned $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated.

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). As of March 31, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product.

Manufacturing and License Agreements

Enteris Biopharma, Inc.

In August 2019, we entered into a license agreement with Enteris, or the Enteris License Agreement. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock.

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock. No milestone payments were made to Enteris during the three months ended March 31, 2021 and 2020 in relation to the Enteris License Agreement. Based on a successful End of Phase 2 Meeting with the FDA in April 2021, we expect to pay a $10.0 million milestone to Enteris during the second quarter of 2021.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with Vifor, VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. Through March 31, 2021, we have earned a total of $8.6 million in clinical development or regulatory milestone payments and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the Vifor or VFMCRP agreements or royalties under any of our collaborations.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2021 will be consistent with 2020. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology, or IT, and human resources functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses for 2021 will be consistent with 2020 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, accountants and investor relations firms. In addition, if Oral

CR845/difelikefalin or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

Other Income, Net

Other income, net consists of interest and dividend income earned on our cash, cash equivalents, marketable securities and restricted cash, realized gains and losses on the sale of marketable securities and property and equipment, as well as accretion of discounts/amortization of premiums on purchases of marketable securities. In the event we record a credit loss expense on our available-for-sale debt securities, those expenses would be offset against other income.

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three months ended March 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended
	March 31,
	2021	2020	% change

	Dollar amounts in thousands
License and milestone fees	$1,192	$8,021	-85%
Collaborative revenue	706	—	N/A
Clinical compound revenue	37	72	-49%
Total revenue	$1,935	$8,093	-76%

License and milestone fees revenue

License and milestone fees revenue of $1.2 million for the three months ended March 31, 2021 was related to the milestone payment we earned from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license fee performance obligation under the Maruishi Agreement (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

License and milestone fees revenue of $8.0 million for the three months ended March 31, 2020 was related to license fees earned by us in connection with the VFMCRP Agreement (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Collaborative Revenue

Collaborative revenue of $0.7 million for the three months ended March 31, 2021 was related to the milestone payment we earned from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q). There was no collaborative revenue for the three months ended March 31, 2020.

Clinical compound revenue

Clinical compound revenue of $37,000 and $72,000 for the three months ended March 31, 2021 and 2020, respectively, were related to the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended
	March 31,
	2021	2020	% change

	Dollar amounts in thousands
Direct clinical trial costs	$10,000	$25,738	-61%
Consultant services in support of clinical trials	1,170	1,275	-8%
Stock-based compensation	2,158	1,623	33%
Depreciation and amortization	31	27	16%
Other R&D operating expenses	5,772	4,873	18%
Total R&D expense	$19,131	$33,536	-43%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $19.8 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 3 (up to 12 weeks) safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, costs associated with supportive Phase 1 studies, and costs associated with preparing for our NDA submission. These decreases were partially offset by an increase of $2.5 million, mainly from the Phase 2 efficacy and safety trial for pruritus associated with NP, and start-up costs related to Oral CKD Phase 3 programs in non-hemodialysis patients. There was also an increase of $1.5 million in clinical and commercial drug manufacturing costs. The increase in stock-based compensation expense was primarily related to the vesting of performance-based restricted stock units, for which performance conditions were achieved in 2021 as compared to 2020. The increase in other R&D operating expenses primarily resulted from increases in payroll and related costs, partially offset by decreases in travel and related costs.

The following table summarizes our R&D expenses by programs for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	% change

	Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$2,995	$18,990	-84%
I.V. CR845 - Pain	12	31	-62%
Oral CR845 - Pruritus	8,070	7,971	1%
Oral CR845 - Pain	4	10	-64%
Internal research and development expenses	8,050	6,534	23%
Total research and development expenses	$19,131	$33,536	-43%

General and Administrative Expenses

	Three Months Ended
	March 31,
	2021	2020	% change

	Dollar amounts in thousands
Professional fees and public/investor relations	$877	$1,131	-22%
Stock-based compensation	1,974	1,223	61%
Depreciation and amortization	31	21	48%
Other G&A operating expenses	3,483	2,183	60%
Total G&A expense	$6,365	$4,558	40%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the decrease in professional fees and public/investor relations expenses was primarily the result of a decrease in consultants’ costs. The increase in stock-based compensation expense was primarily the result of additional stock option grants and the vesting of performance-based restricted stock units, for which performance conditions were achieved in 2021 as compared to 2020, partially offset by forfeitures during the period. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs, commercial costs, insurance costs and IT related costs.

Other Income, Net

	Three Months Ended
	March 31,
	2021	2020	% change

	Dollar amounts in thousands
Other income, net	$260	$957	-73%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the decrease in other income, net was primarily due to a decrease in interest income and a decrease in net accretion income resulting from a lower yield on our higher average balance of our portfolio of investments in the 2021 period.

Benefit from Income Taxes

For the three months ended March 31, 2021 and 2020, pre-tax losses were $23.3 million and $29.0 million, respectively, and we recognized a benefit from income taxes of $122 thousand for the three months ended March 31, 2020. Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three months ended March 31, 2021.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at March 31, 2021 and December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through March 31, 2021, we have raised an aggregate of approximately $776.4 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of approximately $203.8 million under our license agreements, primarily with Vifor, VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $53.0 million from the purchase of our common stock in relation to the license agreements with Vifor and VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

As of March 31, 2021, we had $228.3 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the Vifor Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $290.0 million, consisting of a $50.0 million common stock investment for a regulatory milestone and up to $240.0 million upon the achievement of certain sales-based milestones. As of March 31, 2021, we have not received any milestone payments under the Vifor Agreement.

Under the VFMCRP Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $470.0 million, consisting of up to $30.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of March 31, 2021, we have not received any milestone payments under the VFMCRP Agreement.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we recorded a receivable for the milestone payment of $2.0 million ($1.9 million after contractual foreign currency exchange adjustments from Maruishi). As of March 31, 2021, we have earned $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of March 31, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones from CKDP.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $23.3 million and $28.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $415.6 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include conducting supportive Phase 1 trials, Phase 2 trials, and Phase 3 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD, AD, and NP, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of March 31, 2021 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

	Dollar amounts in thousands
Net cash used in operating activities	$(23,721)	$(38,303)
Net cash provided by investing activities	13,869	36,959
Net cash provided by financing activities	688	75
Net decrease in cash, cash equivalents and restricted cash	$(9,164)	$(1,269)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2021 consisted primarily of a net loss of $23.3 million and a $5.0 million cash outflow from net changes in operating assets and liabilities, partially offset by a $4.6 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a cash outflow of $2.0 million from a decrease in accounts payable and accrued expenses, a cash outflow of $1.7 million from an increase in Other receivables due to the milestone payment we earned from Maruishi during the three months ended March 31, 2021, a cash outflow of $0.9 million from an increase in prepaid expenses, primarily related to an increase in prepaid clinical costs, and a cash outflow of $0.4 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, or the Stamford operating leases. Net non-cash charges primarily consisted of stock-based compensation expense of $4.1 million and the amortization expense component of lease expense of $0.3 million relating to our Stamford operating leases.

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

Net cash provided by investing activities

Net cash provided by investing activities was $13.9 million for the three months ended March 31, 2021, which primarily included cash inflows of $29.8 million from maturities and redemptions of available-for-sale marketable securities and proceeds of $8.0 million from the sales of available-for-sale marketable securities, partially offset by cash outflows of $24.0 million for the purchases of available-for-sale marketable securities.

Net cash provided by investing activities was $37.0 million for the three months ended March 31, 2020, which primarily included cash inflows of $58.0 million from maturities and redemptions of available-for-sale marketable securities, partially offset by cash outflows of $21.0 million for the purchases of available-for-sale marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 consisted of proceeds of $688,000 and $75,000, respectively, received from the exercise of stock options.

Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2021 consisted of operating lease obligations in connection with the Stamford operating leases we entered into in December 2015 and amended in June 2020, the Enteris

License Agreement we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. However, we have no material non-cancelable purchase commitments with these contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement relate to milestone events that may or may not be achieved.

See Note 15 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our contractual obligations and commitments, and Note 6 of Notes to Condensed Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases.

Recent Accounting Pronouncements

Please refer to Note 2 of Notes to Condensed Financial Statements, Basis of Presentation, in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have, during the periods presented in our condensed financial statements included in this report, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Discussion of Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed balance sheets and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles.

During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2021, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of March 31, 2021, we had invested $205.8 million of our cash reserves in such marketable securities. Those marketable securities included $205.8 million of investment grade debt instruments with a yield of approximately 0.26% and maturities through January 2024. As of December 31, 2020, we had invested $219.8 million of our cash reserves in such marketable securities. Those marketable securities included $219.8 million of investment grade debt instruments with a yield of approximately 0.32% and maturities through December 2023.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of March 31, 2021 and December 31, 2020, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. For the three months ended March 31, 2021 and 2020, we did not record any charges to credit loss expense for our available-for-sale securities. (Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of March 31, 2021, we had a $1.9 million receivable included in Other receivables on our Condensed Balance Sheet relating to the milestone payment we earned from Maruishi during the three months ended March 31, 2021. There was no credit risk associated with this receivable. As of December 31, 2020, we did not have material balances of receivables on our Condensed Balance Sheet.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

There have been no material changes in risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

† Filed herewith.

*

This certification is furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARA THERAPEUTICS, INC.

Date: May 10, 2021	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2021	By	/s/ THOMAS REILLY
Thomas Reilly
Chief Financial Officer
(Principal Financial and Accounting Officer)