Form 10-Q
period 2021-06-30
Cara Therapeutics, Inc.
filed 2021-08-09
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2021 was: 50,089,936.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$22,335	$31,683
Marketable securities	132,841	149,242
Income tax receivable	697	1,507
Other receivables	305	557
Prepaid expenses	8,295	12,076
Total current assets	164,473	195,065
Operating lease right-of-use assets	3,641	4,279
Marketable securities, non-current	52,216	70,565
Property and equipment, net	716	840
Restricted cash	408	408
Total assets	$221,454	$271,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,493	$16,881
Operating lease liabilities, current	1,677	1,602
Total current liabilities	15,170	18,483

Operating lease liabilities, non-current	2,818	3,673
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020, zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020, 50,088,161 shares and 49,872,213 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	50	50
Additional paid-in capital	649,784	641,195
Accumulated deficit	(446,363)	(392,317)
Accumulated other comprehensive (loss) income	(5)	73
Total stockholders’ equity	203,466	249,001
Total liabilities and stockholders’ equity	$221,454	$271,157

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
License and milestone fees	$—	$5,099	$1,192	$13,120
Collaborative revenue	—	—	706	—
Clinical compound revenue	—	535	37	607
Total revenue	—	5,634	1,935	13,727
Operating expenses:
Research and development	25,225	26,108	44,356	59,644
General and administrative	5,651	5,410	12,016	9,968
Total operating expenses	30,876	31,518	56,372	69,612
Operating loss	(30,876)	(25,884)	(54,437)	(55,885)
Other income, net	131	634	391	1,591
Loss before benefit from income taxes	(30,745)	(25,250)	(54,046)	(54,294)
Benefit from income taxes	—	182	—	304
Net Loss	$(30,745)	$(25,068)	$(54,046)	$(53,990)
Net Loss per share:
Basic and Diluted	$(0.61)	$(0.54)	$(1.08)	$(1.15)
Weighted average shares:
Basic and Diluted	50,059,984	46,799,703	49,989,379	46,762,327
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(17)	703	(78)	465
Total comprehensive loss	$(30,762)	$(24,365)	$(54,124)	$(53,525)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713
Stock-based compensation expense	—	—	2,846	—	—	2,846
Shares issued upon exercise of stock options	7,500	—	75	—	—	75
Net loss	—	—	—	(28,922)	—	(28,922)
Other comprehensive loss	—	—	—	—	(238)	(238)
Balance at March 31, 2020	46,727,725	$47	$590,144	$(429,649)	$(68)	$160,474
Stock-based compensation expense	—	—	2,993	—	—	2,993
Shares issued upon exercise of stock options	16,846	—	201	—	—	201
Shares issued upon vesting of restricted stock units	119,834	—	1,625	—	—	1,625
Net loss	—	—	—	(25,068)	—	(25,068)
Other comprehensive income	—	—	—	—	703	703
Balance at June 30, 2020	46,864,405	$47	$594,963	$(454,717)	$635	$140,928

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	49,872,213	$50	$641,195	$(392,317)	$73	$249,001
Stock-based compensation expense	—	—	2,744	—	—	2,744
Shares issued upon exercise of stock options	45,035	—	688	—	—	688
Shares issued upon vesting of restricted stock units	109,419	—	1,388	—	—	1,388
Net loss	—	—	—	(23,301)	—	(23,301)
Other comprehensive loss	—	—	—	—	(61)	(61)
Balance at March 31, 2021	50,026,667	$50	$646,015	$(415,618)	$12	$230,459
Stock-based compensation expense	—	—	3,376	—	—	3,376
Shares issued upon exercise of stock options	25,494	—	293	—	—	293
Shares issued upon vesting of restricted stock units	36,000	—	100	—	—	100
Net loss	—	—	—	(30,745)	—	(30,745)
Other comprehensive loss	—	—	—	—	(17)	(17)
Balance at June 30, 2021	50,088,161	$50	$649,784	$(446,363)	$(5)	$203,466

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities
Net loss	$(54,046)	$(53,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,608	7,465
Depreciation and amortization	124	96
Amortization expense component of lease expense	638	325
Amortization/(accretion) of available-for-sale marketable securities, net	384	(34)
Realized gain on sale of available-for-sale marketable securities	(39)	(60)
Realized gain on sale of property and equipment	(70)	—
Deferred revenue	—	(12,494)
Changes in operating assets and liabilities:
Income tax receivable	810	(304)
Other receivables	252	485
Prepaid expenses	3,781	(1,261)
Accounts payable and accrued expenses	(3,388)	(5,713)
Operating lease liabilities	(780)	(470)
Net cash used in operating activities	(44,726)	(65,955)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	80,470	97,645
Proceeds from redemptions of available-for-sale marketable securities, at par	8,600	17,035
Proceeds from sale of available-for-sale marketable securities	9,029	10,677
Purchases of available-for-sale marketable securities	(63,772)	(21,016)
Proceeds from sale of property and equipment	70	—
Net cash provided by investing activities	34,397	104,341
Financing activities
Proceeds from the exercise of stock options	981	276
Net cash provided by financing activities	981	276
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,348)	38,662
Cash, cash equivalents and restricted cash at beginning of period	32,091	18,713
Cash, cash equivalents and restricted cash at end of period	$22,743	$57,375

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

As of June 30, 2021, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also earned approximately $203,800 under its license agreements for CR845/difelikefalin, primarily with Vifor (International) Ltd., or Vifor, Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with Vifor. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of June 30, 2021, the Company had unrestricted cash and cash equivalents and marketable securities of $207,392 and an accumulated deficit of $446,363. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $30,745 and $25,068 for the three months ended June 30, 2021 and 2020, respectively, and $54,046 and $53,990 for the six months ended June 30, 2021 and 2020, respectively, and had net cash used in operating activities of $44,726 and $65,955 for the six months ended June 30, 2021 and 2020, respectively.

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

3. Available-for-Sale Marketable Securities

As of June 30, 2021 and December 31, 2020, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of June 30, 2021 and December 31, 2020:

As of June 30, 2021

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$10,106	$3	$—	$10,109
U.S. government agency obligations	14,572	5	(10)	14,567
Corporate bonds	44,850	15	(31)	44,834
Commercial paper	99,705	13	(1)	99,717
Municipal bonds	15,829	17	(16)	15,830
Total available-for-sale marketable securities	$185,062	$53	$(58)	$185,057

As of December 31, 2020

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$20,710	$41	$(1)	$20,750
U.S. government agency obligations	22,125	4	(1)	22,128
Corporate bonds	49,080	61	(23)	49,118
Commercial paper	116,139	5	(17)	116,127
Municipal bonds	11,680	12	(8)	11,684
Total available-for-sale marketable securities	$219,734	$123	$(50)	$219,807

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020:

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2021

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$6,990	$(10)	$—	$—	$6,990	$(10)
Corporate bonds	30,166	(31)	—	—	30,166	(31)
Commercial paper	9,492	(1)	—	—	9,492	(1)
Municipal bonds	6,404	(16)	—	—	6,404	(16)
Total	$53,052	$(58)	$—	$—	$53,052	$(58)

As of December 31, 2020

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$12,682	$(1)	$—	$—	$12,682	$(1)
U.S. government agency obligations	2,500	(1)	—	—	2,500	(1)
Corporate bonds	23,553	(23)	—	—	23,553	(23)
Commercial paper	68,897	(17)	—	—	68,897	(17)
Municipal bonds	6,259	(8)	—	—	6,259	(8)
Total	$113,891	$(50)	$—	$—	$113,891	$(50)

As of June 30, 2021 and December 31, 2020, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of June 30, 2021 and December 31, 2020, the Company held a total of 24 out of 59 positions and 30 out of 59 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were due to changes in interest rates and non-credit related factors. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 2 out of 4 positions for its U.S. government agency obligations that were in unrealized loss positions as of June 30, 2021.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 13 out of 18 positions for its corporate bonds, 3 out of 23 positions for its commercial paper, and 6 out of 11 positions for its municipal bonds, that were in unrealized loss positions as of June 30, 2021.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of June 30, 2021, the Company’s marketable debt securities mature at various dates through May 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of June 30, 2021		As of December 31, 2020
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$132,817	$132,841	$149,164	$149,242
One year to three years	52,245	52,216	70,570	70,565
Total	$185,062	$185,057	$219,734	$219,807

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

During the three and six months ended June 30, 2021, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $1,000 and $9,029, respectively, which resulted in no realized gains or losses for the three months ended June 30, 2021, and $39 of realized gains for the six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $10,677, which resulted in realized gains of $60 during the three and six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, accrued interest receivables on our available-for-sale debt securities were $305 and $311, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive income (loss), for the six months ended June 30, 2021 and June 30, 2020.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2020	$73
Other comprehensive loss before reclassifications	(39)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(78)
Balance, June 30, 2021	$(5)

Balance, December 31, 2019	$170
Other comprehensive income before reclassifications	525
Amount reclassified from accumulated other comprehensive income	(60)
Net current period other comprehensive income	465
Balance, June 30, 2020	$635

Amounts reclassified out of accumulated other comprehensive income (loss) into net loss are determined by specific identification. The reclassifications out of accumulated other comprehensive income (loss) and into net loss were as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Component of Accumulated Other	June 30,		June 30,		Condensed Statements of
Comprehensive Income (Loss)	2021	2020	2021	2020	Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale marketable securities:
Realized gains on sales of securities	$—	$60	$39	$60	Other income, net
Income tax effect	—	—	—	—	Benefit from income taxes
Realized gains on sales of securities, net of tax	$—	$60	$39	$60

5. Fair Value Measurements

As of June 30, 2021 and December 31, 2020, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of June 30, 2021 or December 31, 2020.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

Fair value measurement as of June 30, 2021:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$22,335	$22,335	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	10,109	—	10,109	—
U.S. government agency obligations	14,567	—	14,567	—
Corporate bonds	44,834	—	44,834	—
Commercial paper	99,717	—	99,717	—
Municipal bonds	15,830	—	15,830	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$207,800	$22,743	$185,057	$—

Fair value measurement as of December 31, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$31,683	$31,683	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	20,750	—	20,750	—
U.S. government agency obligations	22,128	—	22,128	—
Corporate bonds	49,118	—	49,118	—
Commercial paper	116,127	—	116,127	—
Municipal bonds	11,684	—	11,684	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$251,898	$32,091	$219,807	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three and six months ended June 30, 2021 and 2020, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three and six months ended June 30, 2021 and 2020, respectively.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of June 30, 2021, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of June 30, 2021 and December 31, 2020, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$22,335	$31,683
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$22,743	$32,091

7. Prepaid expenses

As of June 30, 2021, prepaid expenses were $8,295, consisting of $6,287 of prepaid R&D clinical costs, $1,392 of prepaid insurance and $616 of other prepaid costs. As of December 31, 2020, prepaid expenses were $12,076, consisting of $11,286 of prepaid R&D clinical costs, $223 of prepaid insurance, and $567 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Accounts payable	$3,386	$4,893
Accrued research projects	6,193	6,194
Accrued compensation and benefits	3,147	4,955
Accrued professional fees and other	767	839
Total	$13,493	$16,881

9. Stockholders’ Equity

In June 2021, as a result of the completion of the one-year vesting period, an aggregate of 36,000 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

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

The Vifor Supply Agreement will be accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to Vifor is not a performance obligation under the Vifor Agreement but rather the Vifor Supply Agreement is a separate agreement from the Vifor Agreement. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor for commercialization. Revenue from the sale of the Licensed Product to Vifor will be recognized in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. As of June 30, 2021, no supply agreement has been entered into between the Company and Vifor.

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

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized as clinical compound revenue in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. There were no sales of clinical compound to VFMCRP during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company recognized clinical compound revenue of $88 from the sale of clinical compound to VFMCRP and as a result, the Company incurred R&D expense of $79 during these respective periods.

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

There were no sales of clinical compound to Maruishi during the three months ended June 30, 2021. During the three months ended June 30, 2020, the Company recognized clinical compound revenue of $447 from the sale of clinical compound to Maruishi, and as a result, the Company incurred R&D expense of $403 during this prior period. During the six months ended June 30, 2021 and 2020, the Company recognized clinical compound revenue of $37 and $519, respectively, from the sale of clinical compound to Maruishi, and as a result, the Company incurred R&D expense of $33 and $467, respectively, during these periods.

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

Contract balances

As of June 30, 2021 and December 31, 2020, there were no material balances of receivables, and no other assets or deferred revenue related to the Vifor, VFMCRP, Maruishi and CKDP agreements.

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

Transaction price allocated to the remaining performance obligations

At inception of the Vifor Agreement, the entire transaction price of $111,551 was allocated to the one performance obligation, as described above, and was recognized as license and milestone fees revenue for the year ended December 31, 2020 as the license was granted to Vifor in October 2020. As of June 30, 2021, there were no remaining performance obligations under the Vifor Agreement. The Company is eligible to receive milestone payments in the future.

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. As of June 30, 2021, there were no remaining performance obligations, and the entire transaction price has been recognized as license and milestone fees revenue through December 31, 2020 since R&D services have been completed during 2020. The Company is eligible to receive milestone payments and sales royalties in the future.

As of June 30, 2021, there were no remaining performance obligations under either the Maruishi or CKDP agreements, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

The licenses grant Vifor, Maruishi and CKDP the right to use the Company’s IP relating to CR845/difelikefalin as it existed at the point in time that the licenses were granted. That IP has significant standalone functionality as it provides the customer with the ability to perform a function or task, such as to manufacture CR845/difelikefalin and conduct clinical trials and is considered to be functional IP.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, was recognized as the R&D services were performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. As of June 30, 2021, there is no remaining amount of the transaction price to be recognized as license and milestone fees revenue as all R&D services were completed in 2020.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In January 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue and $706 as collaboration revenue based on the relative standalone selling prices described above at contract inception for the six months ended June 30, 2021. In May 2021, the Company received the $1,898 payment (after contractual foreign currency exchange adjustments) from Maruishi for the milestone event achieved.

There were no milestone events related to the Maruishi Agreement that were probable of occurrence or achieved during the three months ended June 30, 2021, or during the three and six months ended June 30, 2020.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three and six months ended June 30, 2021 and 2020, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic:
Weighted average common shares outstanding	50,059,984	46,799,703	49,989,379	46,762,327
Diluted:
Weighted average common shares outstanding - Basic	50,059,984	46,799,703	49,989,379	46,762,327
Common stock equivalents*	—	—	—	—
Denominator for diluted net loss per share	50,059,984	46,799,703	49,989,379	46,762,327
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss - basic and diluted	$(30,745)	$(25,068)	$(54,046)	$(53,990)
Weighted-average common shares outstanding:
Basic and diluted	50,059,984	46,799,703	49,989,379	46,762,327
Net loss per share, Basic and Diluted:	$(0.61)	$(0.54)	$(1.08)	$(1.15)

As of June 30, 2021, 5,995,223 stock options and 409,031 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

As of June 30, 2020, 4,964,766 stock options and 272,000 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units will vest on the earlier of (i) June 3, 2022 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For each of the three and six months ended June 30, 2021, stock compensation expense of $42 was recognized in general and administrative, or G&A, expense. As of June 30, 2021, none of the 43,200 restricted stock units were vested or settled in shares of the Company’s common stock.

On March 30, 2021, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 176,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. For the three and six months ended June 30, 2021, no stock compensation expense relating to these restricted stock units was recognized, as the performance criteria are not probable of achievement. As of June 30, 2021, none of the restricted stock units were vested or settled in shares of the Company’s common stock.

Additionally on March 30, 2021, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 100,000 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three and six months ended June 30, 2021, the Company recognized $171 of stock compensation expense, with $55 recorded in R&D expense and $116 in G&A expense. As of June 30, 2021, none of the 100,000 restricted stock units were vested or settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units fully vested on June 3, 2021. As a result, the Company has recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and six months ended June 30, 2021, stock compensation expense of $100 and $239, respectively, was recognized in G&A expense. For each of the three and six months ended June 3, 2020, $40 of stock compensation expense was recognized in G&A expense. All of the 36,000 restricted stock units vested and were settled in shares of the Company’s common stock as of June 30, 2021.

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the six months ended June 30, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. For the three months ended June 30, 2021, and the three and six months ended June 30, 2020, no stock compensation expense relating to these restricted stock units were recognized. As of June 30, 2021, 113,500 of the 138,000 restricted stock units vested and were settled in shares of the Company’s common stock.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three months ended June 30, 2021, the Company recognized $133 of stock compensation expense, with $43 recorded in R&D expense and $90 in G&A expense. For the six months ended June 30, 2021, the Company recognized $265 of stock compensation expense, with $86 recorded in R&D expense and $179 recorded in G&A expense. For the three months ended June 30, 2020, the Company recognized $142 of stock compensation expense, with $47 recorded in R&D expense and $95 in G&A expense. For the six months ended June 30, 2020, the Company recognized $186 of stock compensation expense, with $61 recorded in R&D expense and $125 recorded in G&A expense. As of June 30, 2021, 32,669 of the 98,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vested on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and six months ended June 30, 2020, $82 and $205, respectively, of stock compensation expense relating to these restricted stock units were recorded in G&A expense. As of June 30, 2020, all of the 24,000 restricted stock units vested and were settled in shares of the Company’s common stock.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical milestones, subject to the recipient’s continuous service through the vesting events. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In April and June 2020, performance targets relating to 65,834 and 30,000 restricted stock units, respectively, had been achieved and thus such restricted stock units vested, and the awards were settled in shares of common stock. During each of the three and six months ended June 30, 2020, the Company recognized $1,543 of stock compensation expense relating to the vesting of these restricted stock units, with $1,087 recorded in R&D expense and $456 recorded in G&A expense. As of June 30, 2020, all of the 215,000 restricted stock units either vested and were settled in shares of the Company’s common stock or were forfeited.

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the six months ended June 30, 2021 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2020	235,250	$16.25
Awarded	319,200	19.57
Vested and released	(145,419)	16.18
Outstanding, June 30, 2021	409,031	$18.87
Restricted stock units exercisable (vested and deferred), June 30, 2021	—

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, the Company granted 116,050 and 147,000 stock options during the three months ended June 30, 2021 and 2020, respectively, and 789,250 and 820,350 stock options during the six months ended June 30, 2021 and 2020, respectively. No stock options were granted under the 2019 Inducement Plan during the three and six months ended June 30, 2021 and 2020. The fair values of stock options granted during the three and six months ended June 30, 2021 and 2020 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.07% - 1.23%	0.42% - 0.54%	0.66% - 1.23%	0.42% - 1.57%
Expected volatility	71.78% - 83.48%	73.73% - 74.80%	71.62% - 83.48%	73.72% - 74.80%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended June 30, 2021 and 2020 was $10.88 and $10.23, respectively, and during the six months ended June 30, 2021 and 2020 was $12.25 and $10.53, respectively. No options were granted to non-employee consultants during the three and six months ended June 30, 2021 and 2020.

During the three and six months ended June 30, 2021 and 2020, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$1,805	$1,670	$3,395	$3,279
General and administrative	1,225	1,142	2,239	2,212
Total stock option expense	$3,030	$2,812	$5,634	$5,491

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of executives’ restricted stock units for $98 in R&D expense and $206 in G&A expense for the three months ended June 30, 2021, and $665 in R&D expense and $1,027 in G&A expense for the six months ended June 30, 2021; (ii) the vesting of executives’ restricted stock units for $1,133 in R&D expense and $551 in G&A expense for the three months ended June 30, 2020, and $1,147 in R&D expense and $581 in G&A expense for the six months ended June 3, 2020; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $142 and $281 in G&A expense for the three and six months ended June 30, 2021, respectively; and (iv) compensation expense relating to the Board of Directors’ restricted stock units for $122 and $245 in G&A expense for the three and six months ended June 30, 2020, respectively.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the six months ended June 30, 2021 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2020	5,469,393	$15.02
Granted	789,250	18.94
Exercised	(70,529)	13.92
Forfeited	(192,891)	16.99
Outstanding, June 30, 2021	5,995,223	$15.49
Options exercisable, June 30, 2021	3,636,786

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three and six months ended June 30, 2021 and 2020.

14. Income Taxes

For the three months ended June 30, 2021 and 2020, pre-tax losses were $30,745 and $25,250, respectively, and for the six months ended June 30, 2021 and 2020, pre-tax losses were $54,046 and $54,294, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of June 30, 2021 and December 31, 2020. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $182 and $304 for the three and six months ended June 30, 2020, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because the Company’s revenue in 2020 exceeded $70,000, it is not eligible to exchange its 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and six months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company did not have any foreign subsidiaries and the international aspects of the Tax Cuts and Jobs Act are not applicable for the respective periods.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, the Company may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of the Company’s common stock pursuant to the Purchase Agreement. In June 2021, the Company paid a $10,000 milestone payment to Enteris based on a successful End of Phase 2 Meeting with the FDA in April 2021, which was recorded in R&D expense for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement.

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

Under ASC 842, lease expenses on the Stamford Lease and Lease Amendment are recognized on a straight-line basis over the lease term. As a result, $406 and $236 of operating lease cost, or lease expense, was recognized for the three months ended June 30, 2021 and 2020, respectively, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2021 period, and $165 relating to R&D lease expense and $71 relating to G&A lease expense for the Stamford Lease in the 2020 period. For the six months ended June 30, 2021 and 2020, $812 and $470, respectively, of operating lease cost, or lease expense, was recognized, consisting of $568 relating to R&D lease expense and $244 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2021 period, and $329 relating to R&D lease expense and $141 relating to G&A lease expense for the Stamford Lease in the 2020 period.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to the Stamford Lease and Lease Amendment was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$478	$309	$954	$615
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—
Remaining lease term - operating leases (years)	2.5	3.5	2.5	3.5
Discount rate - operating leases	7.0%	7.0%	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of June 30, 2021, were as follows:

Year Ending December 31,
2021 (Excluding the six months ended June 30, 2021)	$967
2022	1,957
2023	1,992
Total future minimum lease payments, undiscounted	4,916
Less imputed interest	(421)
Total	$4,495

Operating lease liabilities reported as of June 30, 2021:
Operating lease liabilities - current	$1,677
Operating lease liabilities - non-current	2,818
Total	$4,495

16. Subsequent Event

On July 26, 2021, the Company entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of the active pharmaceutical agreement CR845/difelikefalin, or API, for the CR845/difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to the Company, in the amounts as set forth in purchase orders to be provided by the Company. The Company will be required to purchase its requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the new drug application for CR845/difelikefalin injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five year periods unless either party gives notice to the other party of its intention to terminate.

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

Recent Developments

COVID-19 Update

The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration, subsequent waves and variants and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The COVID-19 pandemic has affected the initiation of certain trial sites and patient enrollment for certain of our clinical trials, including our ongoing Phase 2 clinical trials of Oral KORSUVA (CR845/difelikefalin) for NP and for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC, and the pandemic may continue to affect these and other planned future trials. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

API Commercial Supply Agreement

On July 26, 2021, we entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of the active pharmaceutical agreement CR845/difelikefalin, or API, for the CR845/difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to us, in the amounts as set forth in purchase orders to be provided by us. We will be required to purchase our requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the new drug application for KORSUVA (CR845/difelikefalin) injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five year periods unless either party gives notice to the other party of its intention to terminate.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that CR845/difelikefalin, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with systematic conditions such as CKD and CLD, dermatological conditions such as AD, and neurological conditions such as NP, as well as moderate-to-severe pain due to the following attributes:

●	novel, peripherally-acting, KOR agonist mechanism of action;

●	evidence of efficacy in completed clinical trials of pruritus and pain;
●	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
●	potential for reduction of post-operative nausea and vomiting, or PONV;
●	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
●	lower potential for addiction or abuse liability;
●	avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and
●	availability in injectable form for the treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings as well as for pain and/or PONV treatment in the acute care setting and oral form for treatment of pruritus or chronic pain conditions in the outpatient setting.

Our current product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• NDA accepted by FDA in February 2021 and Priority Review granted in March 2021; PDUFA target action date - August 23, 2021 • EMA MAA accepted in March 2021 • Phase 3 safety/efficacy trials completed	VFMCRP/Vifor (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis (AD)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus NDD-CKD	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis (PBC)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Notalgia Paresthetica (NP)	• KOMFORT Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

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

We have scheduled an End of Phase 2 Meeting with the FDA in the third quarter of 2021 and, subject to discussions with the FDA, aim to initiate a Phase 3 program in mild-to-moderate AD patients by the end of the year.

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

In April 2021, we held an End of Phase 2 Meeting with the FDA to discuss the results of the Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) in NDD CKD-aP and the potential Phase 3 program. The FDA indicated the acceptability of Stage 5 pre-dialysis CKD patients as a viable patient population for a Phase 3 trial. The FDA also indicated the potential to use data from our previous trials of KORSUVA (CR845/difelikefalin) Injection in dialysis patients to support an approval based on a single Phase 3 clinical trial of Oral KORSUVA (CR845/difelikefalin) in the Stage 5 pre-dialysis population. We plan to meet with the FDA in the fourth quarter of 2021 to discuss the potential inclusion of earlier stage CKD patients in a Phase 3 program.

Oral KORSUVA (CR845/Difelikefalin) for Treatment of Chronic Liver Disease-Associated Pruritus (CLD-PBC)

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

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of 1 mg tablet of Oral KORSUVA (CR845/difelikefalin) taken twice daily or BID versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 16. We continue to screen patients in this ongoing Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) and, primarily due to the ongoing effects of the COVID-19 pandemic on patient enrollment, we currently aim to have top-line data in the first half of 2022.

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

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Notalgia Paresthetica (NP)

In January 2021, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in approximately 120 adult subjects with NP. Subjects will be randomized to receive Oral KORSUVA (CR845/difelikefalin) 2.0 mg twice daily versus placebo for eight weeks followed by a 4-week active extension period and follow up visit approximately 14 days after the last dose of the study. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 8 of the treatment period. Secondary endpoints include improvement in itch-related quality of life assessed by the change from baseline to Week 8 and a change from baseline in itch-related sleep disturbance subscale measured by the itch medical outcomes study at week 8. We currently plan to complete enrollment in the trial by year-end 2021.

Intravenous CR845/Difelikefalin for Treatment of Acute Postoperative Pain (PONV)

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of June 30, 2021, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated.

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). As of June 30, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. Subject to certain conditions, we may elect to pay 50% of the lump sum due under the Royalty Buyout in shares of our common stock. Based on a successful End of Phase 2 Meeting with the FDA in April 2021, we paid a $10.0 million milestone to Enteris during the second quarter of 2021, which was recorded in R&D expense for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, no milestone payments or royalties were paid to Enteris in relation to the Enteris License Agreement.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales. Substantially all of our revenue recognized to date has consisted of upfront payments under license agreements with Vifor, VFMCRP, Maruishi and CKDP, and milestone and sub-license payments under license agreements with CKDP and Maruishi for CR845/difelikefalin, some or all of which was deferred upon receipt, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. Through June 30, 2021, we have earned a total of $8.6 million in clinical development or regulatory milestone payments and clinical compound sales from certain license agreements. We have not yet received any milestone payments under the Vifor or VFMCRP agreements or royalties under any of our collaborations.

Research and Development (R&D)

Our R&D expenses relate primarily to the development of CR845/difelikefalin. R&D expenses consist of expenses incurred in performing R&D activities, including compensation and benefits for full-time R&D employees, clinical trial and related clinical manufacturing expenses, third-party formulation expenses or milestone payments, fees paid to CROs and other consultants, stock-based compensation for R&D employees and consultants and other outside expenses. Our R&D expenses also included expenses related to preclinical activities for our earlier stage programs in prior periods and may include such expenses in the future.

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

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and six months ended June 30, 2021.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
License and milestone fees	$—	$5,099	-100%	$1,192	$13,120	-91%
Collaborative revenue	—	—	N/A	706	—	N/A
Clinical compound revenue	—	535	-100%	37	607	-94%
Total revenue	$—	$5,634	-100%	$1,935	$13,727	-86%

License and milestone fees revenue

There were no license and milestone fees revenue during the three months ended June 30, 2021. License and milestone fees revenue of $5.1 million for the three months ended June 30, 2020 was related to license fees of $4.5 million earned by us in connection with the VFMCRP Agreement, as well as $0.6 million (net of South Korean withholding taxes) earned by us for achieving a development milestone under the CKDP Agreement (see Notes 10 and

11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

License and milestone fees revenue of $1.2 million for the six months ended June 30, 2021 was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license fee performance obligation under the Maruishi Agreement. License and milestone fees revenue of $13.1 million for the six months ended June 30, 2020 was related to license fees of $12.5 million earned by us in connection with the VFMCRP Agreement, as well as $0.6 million (net of South Korean withholding taxes) earned by us for achieving a development milestone under the CKDP Agreement (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Collaborative Revenue

Collaborative revenue of $0.7 million for the six months ended June 30, 2021 was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement. There were no collaborative revenues for the three months ended June 30, 2021, and for the three and six months ended June 30, 2020 (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

There was no clinical compound revenue for the three months ended June 30, 2021. Clinical compound revenue of $535,000 for the three months ended June 30, 2020 was related to the sales of clinical compound to VFMCRP for $88,000 and to Maruishi for $447,000.

Clinical compound revenue of $37,000 for the six months ended June 30, 2021 was related to the sale of clinical compound to Maruishi. Clinical compound revenue of $607,000 for the six months ended June 30, 2020 was related to the sales of clinical compound to VFMCRP for $88,000 and to Maruishi for $519,000.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$6,718	$17,063	-61%	$16,719	$42,802	-61%
Consultant services in support of clinical trials	1,059	1,398	-24%	2,230	2,673	-17%
Stock-based compensation	1,902	2,803	-32%	4,060	4,426	-8%
Depreciation and amortization	31	27	14%	62	55	15%
Other R&D operating expenses	15,515	4,817	222%	21,285	9,688	120%
Total R&D expense	$25,225	$26,108	-3%	$44,356	$59,644	-26%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $14.0 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 3 (up to 12 weeks) safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the KALM-1 Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, costs associated with supportive Phase 1 studies, and costs associated with preparing for our NDA submission. These decreases were partially offset by an increase of $2.6 million, mainly from the Phase 2 efficacy and safety trial for pruritus associated with NP, and start-up costs related to Oral CKD Phase 3 programs in non-hemodialysis patients. There was also an increase of $0.7 million in clinical and commercial drug manufacturing costs The decrease in stock-based compensation expense was primarily related to the vesting of performance-based restricted stock units, for which performance conditions were achieved during the three months ended June 30, 2020, as compared to the three months ended June 30, 2021. The increase in other R&D operating expenses primarily resulted from a $10.0 million milestone earned by Enteris during the three months ended June 30, 2021, increases in payroll and related costs, and increases in travel and related costs, partially offset by a decrease in cost of compound sales.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $33.7 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 3 (up to 12 weeks) safety trial of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA (CR845/difelikefalin) injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, costs associated with supportive Phase 1 studies, and costs associated with preparing for our NDA submission. These decreases were partially offset by an increase of $5.0 million, mainly from the Phase 2 efficacy and safety trial for pruritus associated with NP, start-up costs related to Oral CKD Phase 3 programs in non-hemodialysis patients, and other general costs. There was also an increase of $2.3 million in clinical and commercial drug manufacturing costs. The decrease in stock-based compensation expense was primarily related to lower stock-based compensation expense associated with the vesting of performance-based restricted stock units during the three months ended June 30, 2021, as compared to the comparable period in 2020. The increase in other R&D operating expenses primarily resulted from a $10.0 million milestone earned by Enteris during the six months ended June 30, 2021, and increases in payroll and related costs, partially offset by a decrease in cost of compound sales.

The following table summarizes our R&D expenses by programs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$2,381	$12,160	-80%	$5,376	$31,151	-83%
I.V. CR845 - Pain	—	25	-100%	12	56	-78%
Oral CR845 - Pruritus	5,384	6,225	-14%	13,454	14,195	-5%
Oral CR845 - Pain	1	6	-79%	5	15	-67%
Internal research and development expenses/milestone payments[1]	17,459	7,692	127%	25,509	14,227	79%
Total research and development expenses	$25,225	$26,108	-3%	$44,356	$59,644	-26%

_______________________________

1 Includes a $10.0 million milestone payment to Enteris for each of the three and six months ended June 30, 2021.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,358	$1,306	4%	$2,235	$2,437	-8%
Stock-based compensation	1,574	1,815	-13%	3,548	3,039	17%
Depreciation and amortization	31	21	50%	62	41	50%
Other G&A operating expenses	2,688	2,268	19%	6,171	4,451	39%
Total G&A expense	$5,651	$5,410	4%	$12,016	$9,968	21%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the increase in professional fees and public/investor relations expenses was primarily the result of an increase legal fees, partially offset by a decrease in consultants’ costs. The decrease in stock-based compensation expense was primarily related to the vesting of performance-based restricted stock units, for which performance conditions were achieved during the three months ended June 30, 2020, as compared to the three months ended June 30, 2021. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs and commercial costs.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the decrease in professional fees and public/investor relations expenses was primarily the result of a decrease in consultants’ costs, partially offset by an increase in legal fees. The increase in stock-based compensation expense was primarily related to higher stock-based compensation expense associated with the vesting of performance-based restricted stock units during the three months ended June 30, 2021, as compared to the comparable period in 2020. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs, commercial costs, insurance costs, and IT related costs.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$131	$634	-79%	$391	$1,591	-75%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the decrease in other income, net was primarily due to a decrease in interest income resulting from a lower yield on our higher average balance of our portfolio of investments in the 2021 period.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the decrease in other income, net was primarily due to a decrease in interest income and a decrease in net accretion income resulting from a lower yield on our higher average balance of our portfolio of investments in the 2021 period.

Benefit from Income Taxes

For the three months ended June 30, 2021 and 2020, pre-tax losses were $30.7 million and $25.3 million, respectively, and we recognized a benefit from income taxes of $182,000 for the three months ended June 30, 2020.

For the six months ended June 30, 2021 and 2020, pre-tax losses were $54.0 million and $54.3 million, respectively, and we recognized a benefit from income taxes of $304,000 for the six months ended June 30, 2020.

Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and six months ended June 30, 2021.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at June 30, 2021 and December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception and through June 30, 2021, we have raised an aggregate of approximately $776.4 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of approximately $203.8 million under our license agreements, primarily with Vifor, VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $53.0 million from the purchase of our common stock in relation to the license agreements with Vifor and VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

As of June 30, 2021, we had $207.4 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the Vifor Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $290.0 million, consisting of a $50.0 million common stock investment for a regulatory milestone and up to $240.0 million upon the achievement of certain sales-based milestones. As of June 30, 2021, we have not received any milestone payments under the Vifor Agreement.

Under the VFMCRP Agreement, we are eligible to receive regulatory and commercial milestone payments in the aggregate of up to $470.0 million, consisting of up to $30.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of June 30, 2021, we have not received any milestone payments under the VFMCRP Agreement.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in

Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of June 30, 2021, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of June 30, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones from CKDP.

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

Since inception, we have incurred significant operating and net losses. Our net losses were $30.7 million and $25.1 million for the three months ended June 30, 2021 and 2020, respectively, and $54.0 million for each of the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $446.4 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to develop and seek marketing approval for I.V. and Oral CR845/difelikefalin. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and its variants. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include conducting supportive Phase 1 trials, Phase 2 trials, and Phase 3 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD, AD, and NP, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of June 30, 2021 will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures into 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020

	Dollar amounts in thousands
Net cash used in operating activities	$(44,726)	$(65,955)
Net cash provided by investing activities	34,397	104,341
Net cash provided by financing activities	981	276
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,348)	$38,662

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2021 consisted primarily of a net loss of $54.0 million, partially offset by an $8.6 million cash inflow from net non-cash charges and a $0.7 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of stock-based compensation expense of $7.6 million and the amortization expense component of lease expense of $0.6 million relating to our Stamford operating leases. The change in operating assets and liabilities primarily consisted of a cash inflow of $3.8 million from a decrease in prepaid expenses, primarily related to an decrease in prepaid clinical costs and a cash inflow of $0.8 million due to a decrease in income tax receivable, partially offset by a cash outflow of $3.4 million from a decrease in accounts payable and accrued expenses and a cash outflow of $0.8 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, or the Stamford operating leases.

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

Net cash provided by investing activities

Net cash provided by investing activities was $34.4 million for the six months ended June 30, 2021, which primarily included cash inflows of $89.1 million from maturities and redemptions of available-for-sale marketable securities and proceeds of $9.0 million from the sales of available-for-sale marketable securities, partially offset by cash outflows of $63.8 million for the purchases of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 consisted of proceeds of $981,000 and $276,000, respectively, received from the exercise of stock options.

Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2021 consisted of operating lease obligations in connection with the Stamford operating leases we entered into in December 2015 and amended in June 2020, the Enteris License Agreement we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. Based on our manufacturing service agreement with Patheon, we have a non-cancelable purchase capacity reservation of approximately $6.5 million through 2022. We expect the majority of this capacity reservation will be reimbursed upon the execution of the supply agreement with Vifor. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement relate to milestone events that may or may not be achieved.

See Notes 15 and 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, and Subsequent Event, respectively, in this Quarterly Report on Form 10-Q for details about our contractual obligations and commitments, and Note 6 of Notes to Condensed Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases.

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

During the three and six months ended June 30, 2021, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2021, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of June 30, 2021, we had invested $185.1 million of our cash reserves in such marketable securities. Those marketable securities included $185.1 million of investment grade debt instruments with a yield of approximately 0.25% and maturities through May 2024. As of December 31, 2020, we had invested $219.8 million of our cash reserves in such marketable securities. Those marketable securities included $219.8 million of investment grade debt instruments with a yield of approximately 0.32% and maturities through December 2023.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of June 30, 2021 and December 31, 2020, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. For the three and six months ended June 30, 2021 and 2020, we did not record any charges to credit loss expense for our available-for-sale securities. (Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of June 30, 2021 and December 31, 2020, we did not have material balances of receivables on our Condensed Balance Sheets.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARA THERAPEUTICS, INC.

Date: August 9, 2021	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2021	By	/s/ THOMAS REILLY
Thomas Reilly
Chief Financial Officer
(Principal Financial and Accounting Officer)