Form 10-Q
period 2021-09-30
Cara Therapeutics, Inc.
filed 2021-11-08
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2021 was: 53,458,679.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$22,991	$31,683
Marketable securities	121,203	149,242
Income tax receivable	697	1,507
Other receivables	20,350	557
Prepaid expenses	6,258	12,076
Total current assets	171,499	195,065
Operating lease right-of-use assets	3,310	4,279
Marketable securities, non-current	49,221	70,565
Property and equipment, net	654	840
Restricted cash	408	408
Total assets	$225,092	$271,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,812	$16,881
Operating lease liabilities, current	1,716	1,602
Total current liabilities	15,528	18,483

Operating lease liabilities, non-current	2,373	3,673
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020, zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020, 50,175,988 shares and 49,872,213 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	50	50
Common stock subscribed in Vifor stock purchase, or Private Offering; $0.001 par value; 3,282,391 shares at September 30, 2021	3	—
Additional paid-in capital	699,482	641,195
Stock subscription receivable	(44,969)	—
Accumulated deficit	(447,376)	(392,317)
Accumulated other comprehensive income	1	73
Total stockholders’ equity	207,191	249,001
Total liabilities and stockholders’ equity	$225,092	$271,157

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
License and milestone fees	$20,031	$9,257	$21,223	$22,377
Collaborative revenue	—	—	706	—
Clinical compound revenue	241	9	278	616
Total revenue	20,272	9,266	22,207	22,993
Operating expenses:
Research and development	15,514	21,067	59,870	80,711
General and administrative	5,882	5,219	17,898	15,187
Total operating expenses	21,396	26,286	77,768	95,898
Operating loss	(1,124)	(17,020)	(55,561)	(72,905)
Other income, net	111	379	502	1,970
Loss before benefit from income taxes	(1,013)	(16,641)	(55,059)	(70,935)
Benefit from income taxes	—	132	—	436
Net Loss	$(1,013)	$(16,509)	$(55,059)	$(70,499)
Net Loss per share:
Basic and Diluted	$(0.02)	$(0.35)	$(1.10)	$(1.51)
Weighted average shares:
Basic and Diluted	50,114,710	46,885,424	50,031,615	46,803,659
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	6	(272)	(72)	193
Total comprehensive loss	$(1,007)	$(16,781)	$(55,131)	$(70,306)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

								Accumulated
			Common Stock		Additional	Stock		Other	Total
	Common Stock		Subscribed in Private Offering		Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	49,872,213	$50	—	$—	$641,195	$—	$(392,317)	$73	$249,001
Stock-based compensation expense	—	—	—	—	2,744	—	—	—	2,744
Shares issued upon exercise of stock options	45,035	—	—	—	688	—	—	—	688
Shares issued upon vesting of restricted stock units	109,419	—	—	—	1,388	—	—	—	1,388
Net loss	—	—	—	—	—	—	(23,301)	—	(23,301)
Other comprehensive loss	—	—	—	—	—	—	—	(61)	(61)
Balance at March 31, 2021	50,026,667	$50	—	$—	$646,015	$—	$(415,618)	$12	$230,459
Stock-based compensation expense	—	—	—	—	3,376	—	—	—	3,376
Shares issued upon exercise of stock options	25,494	—	—	—	293	—	—	—	293
Shares issued upon vesting of restricted stock units	36,000	—	—	—	100	—	—	—	100
Net loss	—	—	—	—	—	—	(30,745)	—	(30,745)
Other comprehensive loss	—	—	—	—	—	—	—	(17)	(17)
Balance at June 30, 2021	50,088,161	$50	—	$—	$649,784	$—	$(446,363)	$(5)	$203,466
Subscription of common stock in Vifor stock purchase ($15.23 per share)	—	—	3,282,391	3	44,966	(44,969)	—	—	—
Stock-based compensation expense	—	—	—	—	3,487	—	—	—	3,487
Shares issued upon exercise of stock options	43,825	—	—	—	339	—	—	—	339
Shares issued upon vesting of restricted stock units	44,002	—	—	—	906	—	—	—	906
Net loss	—	—	—	—	—	—	(1,013)	—	(1,013)
Other comprehensive income	—	—	—	—	—	—	—	6	6
Balance at September 30, 2021	50,175,988	$50	3,282,391	$3	$699,482	$(44,969)	$(447,376)	$1	$207,191

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(amounts in thousands except share and per share data)

(unaudited)

								Accumulated
			Common Stock		Additional	Stock		Other	Total
	Common Stock		Subscribed in Private Offering		Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	46,720,225	$47	—	$—	$587,223	$—	$(400,727)	$170	$186,713
Stock-based compensation expense	—	—	—	—	2,846	—	—	—	2,846
Shares issued upon exercise of stock options	7,500	—	—	—	75	—	—	—	75
Net loss	—	—	—	—	—	—	(28,922)	—	(28,922)
Other comprehensive loss	—	—	—	—	—	—	—	(238)	(238)
Balance at March 31, 2020	46,727,725	$47	—	$—	$590,144	$—	$(429,649)	$(68)	$160,474
Stock-based compensation expense	—	—	—	—	2,993	—	—	—	2,993
Shares issued upon exercise of stock options	16,846	—	—	—	201	—	—	—	201
Shares issued upon vesting of restricted stock units	119,834	—	—	—	1,625	—	—	—	1,625
Net loss	—	—	—	—	—	—	(25,068)	—	(25,068)
Other comprehensive income	—	—	—	—	—	—	—	703	703
Balance at June 30, 2020	46,864,405	$47	—	$—	$594,963	$—	$(454,717)	$635	$140,928
Stock-based compensation expense	—	—	—	—	3,305	—	—	—	3,305
Shares issued upon exercise of stock options	28,147	—	—	—	395	—	—	—	395
Net loss	—	—	—	—	—	—	(16,509)	—	(16,509)
Other comprehensive loss	—	—	—	—	—	—	—	(272)	(272)
Balance at September 30, 2020	46,892,552	$47	—	$—	$598,663	$—	$(471,226)	$363	$127,847

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating activities
Net loss	$(55,059)	$(70,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,001	10,770
Depreciation and amortization	186	147
Amortization expense component of lease expense	969	496
Amortization of available-for-sale marketable securities, net	590	28
Realized gain on sale of available-for-sale marketable securities	(39)	(126)
Realized gain on sale of property and equipment	(70)	—
Deferred revenue	—	(21,751)
Changes in operating assets and liabilities:
Income tax receivable	810	(436)
Other receivables	(19,793)	509
Prepaid expenses	5,818	(1,391)
Accounts payable and accrued expenses	(3,069)	(4,608)
Operating lease liabilities	(1,186)	(714)
Net cash used in operating activities	(58,842)	(87,575)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	134,220	119,895
Proceeds from redemptions of available-for-sale marketable securities, at par	13,500	22,035
Proceeds from sale of available-for-sale marketable securities	10,029	23,148
Purchases of available-for-sale marketable securities	(108,989)	(21,016)
Proceeds from sale of property and equipment	70	—
Purchases of property and equipment	—	(182)
Net cash provided by investing activities	48,830	143,880
Financing activities
Proceeds from the exercise of stock options	1,320	671
Net cash provided by financing activities	1,320	671
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,692)	56,976
Cash, cash equivalents and restricted cash at beginning of period	32,091	18,713
Cash, cash equivalents and restricted cash at end of period	$23,399	$75,689
Noncash investing and financing activities
Stock subscription receivable from Vifor	$44,969	$—

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1. Business

Cara Therapeutics, Inc., or the Company, is an early commercial-stage biopharmaceutical company formed on July 2, 2004. The Company is focused on developing and commercializing new chemical entities designed to alleviate pruritus by selectively targeting peripheral kappa opioid receptors. The Company’s primary activities to date have been organizing and staffing the Company, developing its product candidates and raising capital.

On August 23, 2021, the Company received U.S. Food and Drug Administration, or FDA, approval for KORSUVATM (CR845/difelikefalin) injection, or KORSUVA injection, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis.

As of September 30, 2021, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also earned approximately $224,100 under its license agreements for CR845/difelikefalin, primarily with Vifor (International) Ltd., or Vifor, Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. In October 2021, the Company received net proceeds of $44,969 from the issuance and sale of 3,282,391 shares of the Company’s common stock to Vifor in connection with U.S. regulatory approval for KORSUVA injection in August 2021 (see Notes 9, Stockholders’ Equity and 16, Subsequent Events). Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with Vifor. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with VFMCRP (see Note 10, Collaboration and Licensing Agreements).

As of September 30, 2021, the Company had unrestricted cash and cash equivalents and marketable securities of $193,415 and an accumulated deficit of $447,376. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $1,013 and $16,509 for the three months ended September 30, 2021 and 2020, respectively, and $55,059 and $70,499 for the nine months ended September 30, 2021 and 2020, respectively, and had net cash used in operating activities of $58,842 and $87,575 for the nine months ended September 30, 2021 and 2020, respectively.

The Company is subject to risks common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other government regulations. If the Company does not successfully commercialize KORSUVA injection or any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

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

3. Available-for-Sale Marketable Securities

As of September 30, 2021 and December 31, 2020, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2021 and December 31, 2020:

As of September 30, 2021

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$10,067	$3	$—	$10,070
U.S. government agency obligations	17,046	3	(5)	17,044
Corporate bonds	46,920	17	(23)	46,914
Commercial paper	78,452	6	(4)	78,454
Municipal bonds	17,938	19	(15)	17,942
Total available-for-sale marketable securities	$170,423	$48	$(47)	$170,424

As of December 31, 2020

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$20,710	$41	$(1)	$20,750
U.S. government agency obligations	22,125	4	(1)	22,128
Corporate bonds	49,080	61	(23)	49,118
Commercial paper	116,139	5	(17)	116,127
Municipal bonds	11,680	12	(8)	11,684
Total available-for-sale marketable securities	$219,734	$123	$(50)	$219,807

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020:

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2021

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$9,495	$(5)	$—	$—	$9,495	$(5)
Corporate bonds	24,488	(23)	—	—	24,488	(23)
Commercial paper	25,976	(4)	—	—	25,976	(4)
Municipal bonds	7,319	(15)	—	—	7,319	(15)
Total	$67,278	$(47)	$—	$—	$67,278	$(47)

As of December 31, 2020

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$12,682	$(1)	$—	$—	$12,682	$(1)
U.S. government agency obligations	2,500	(1)	—	—	2,500	(1)
Corporate bonds	23,553	(23)	—	—	23,553	(23)
Commercial paper	68,897	(17)	—	—	68,897	(17)
Municipal bonds	6,259	(8)	—	—	6,259	(8)
Total	$113,891	$(50)	$—	$—	$113,891	$(50)

As of September 30, 2021 and December 31, 2020, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of September 30, 2021 and December 31, 2020, the Company held a total of 26 out of 59 positions and 30 out of 59 positions, respectively, that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were due to changes in interest rates and non-credit related factors. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 5 positions for its U.S. government agency obligations that were in unrealized loss positions as of September 30, 2021.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 10 out of 20 positions for its corporate bonds, 7 out of 19 positions for its commercial paper, and 6 out of 12 positions for its municipal bonds, that were in unrealized loss positions as of September 30, 2021.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2021, the Company’s marketable debt securities mature at various dates through September 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of September 30, 2021		As of December 31, 2020
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$121,189	$121,203	$149,164	$149,242
One year to three years	49,234	49,221	70,570	70,565
Total	$170,423	$170,424	$219,734	$219,807

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

During the three and nine months ended September 30, 2021, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $1,000 and $10,029, respectively, which resulted in no realized gains or losses for the three months ended September 30, 2021, and $39 of realized gains for the nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $12,471 and $23,148, respectively, which resulted in realized gains of $66 and $126 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021 and December 31, 2020, accrued interest receivables on our available-for-sale debt securities were $318 and $311, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive income (loss), for the nine months ended September 30, 2021 and September 30, 2020.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2020	$73
Other comprehensive loss before reclassifications	(33)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(72)
Balance, September 30, 2021	$1

Balance, December 31, 2019	$170
Other comprehensive income before reclassifications	319
Amount reclassified from accumulated other comprehensive income	(126)
Net current period other comprehensive income	193
Balance, September 30, 2020	$363

Amounts reclassified out of accumulated other comprehensive income (loss) into net loss are determined by specific identification. The reclassifications out of accumulated other comprehensive income (loss) and into net loss were as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Component of Accumulated Other	September 30,		September 30,		Condensed Statements of
Comprehensive Income (Loss)	2021	2020	2021	2020	Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale marketable securities:
Realized gains on sales of securities	$—	$66	$39	$126	Other income, net
Income tax effect	—	—	—	—	Benefit from income taxes
Realized gains on sales of securities, net of tax	$—	$66	$39	$126

5. Fair Value Measurements

As of September 30, 2021 and December 31, 2020, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2021 or December 31, 2020.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

Fair value measurement as of September 30, 2021:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$22,991	$22,991	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	10,070	—	10,070	—
U.S. government agency obligations	17,044	—	17,044	—
Corporate bonds	46,914	—	46,914	—
Commercial paper	78,454	—	78,454	—
Municipal bonds	17,942	—	17,942	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$193,823	$23,399	$170,424	$—

Fair value measurement as of December 31, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$31,683	$31,683	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	20,750	—	20,750	—
U.S. government agency obligations	22,128	—	22,128	—
Corporate bonds	49,118	—	49,118	—
Commercial paper	116,127	—	116,127	—
Municipal bonds	11,684	—	11,684	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$251,898	$32,091	$219,807	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three and nine months ended September 30, 2021 and 2020, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three and nine months ended September 30, 2021 and 2020, respectively.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 15, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of September 30, 2021, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of September 30, 2021 and December 31, 2020, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$22,991	$31,683
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$23,399	$32,091

7. Prepaid expenses

As of September 30, 2021, prepaid expenses were $6,258, consisting of $4,098 of prepaid R&D clinical costs, $855 of prepaid insurance and $1,305 of other prepaid costs. As of December 31, 2020, prepaid expenses were $12,076, consisting of $11,286 of prepaid R&D clinical costs, $223 of prepaid insurance, and $567 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$5,369	$4,893
Accrued research projects	3,496	6,194
Accrued compensation and benefits	4,125	4,955
Accrued professional fees and other	822	839
Total	$13,812	$16,881

9. Stockholders’ Equity

In August 2021, the Company earned a $50,000 regulatory milestone from Vifor for the purchase of the Company’s common stock at a price of $15.23 per share. As of September 30, 2021, the Company recorded a stock subscription receivable of $44,969 in connection with the U.S. regulatory approval of KORSUVA injection, representing $15.23 per share, as well as license and milestone fees revenue of $5,031 representing the excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone. In October 2021, after the expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, or the HSR Act, the Company received the $50,000 payment and issued 3,282,391 shares of its common stock in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021 (see Notes 10, Collaboration and Licensing Agreements and 16, Subsequent Events).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In August 2021, as a result of the achievement of certain performance targets, an aggregate of 44,002 performance-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 13, Stock-Based Compensation).

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

In October 2020, the Company issued 2,939,552 shares of its common stock to Vifor in connection with the license agreement entered into with Vifor (see Note 10, Collaboration and Licensing Agreements).

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Under the terms of the Vifor Agreement, the Company received from Vifor an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of the Company’s common stock. The purchase of the Company’s common stock was governed by a separate stock purchase agreement, or the Vifor Stock Purchase Agreement.

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received an additional $50,000 in October 2021 for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The purchase of the Company’s common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was included as license and milestone fees revenue for accounting purposes for the three and nine months ended September 30, 2021.

In addition, pursuant to the Vifor Agreement, the Company is eligible to receive payments of up to $240,000 upon the achievement of certain sales-based milestones.

The Company retains the rights to make and have made CR845/difelikefalin injection, or the Licensed Product, on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients, or the Field, anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in September 2021. The supply price is the Company’s cost of goods sold, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement.

The Vifor Supply Agreement will be accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of commercial supply to Vifor is not a performance obligation under the Vifor Agreement but rather the Vifor Supply Agreement is a separate agreement from the Vifor Agreement. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor for commercialization. Revenue from the sale of the Licensed Product to Vifor will be recognized in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. There were no sales of Licensed Product to Vifor through September 30, 2021.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company was entitled to receive a $15,000 regulatory milestone payment which was received in October 2021, and was recorded as license and milestone fees revenue for the three and nine months ended September 30, 2021, based on the identification of one combined performance obligation at contract inception.

The Company is eligible to receive from VFMCRP additional regulatory and commercial milestone payments in the aggregate of up to $455,000, consisting of up to $15,000 in regulatory milestones and up to $440,000 in tiered commercial milestones, all of which are sales-related. The Company is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. The Company retains full commercialization rights for CR845/difelikefalin injection for the treatment of CKD-aP in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where VFMCRP and the Company will promote CR845/difelikefalin injection under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by the Company.

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

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s cost of goods sold plus an agreed upon margin, which is commensurate with the “cost of goods sold plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of commercial supply to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized in the Company’s Condensed Statements of Comprehensive Loss as sales of the Licensed Product occur. During each of three and nine months ended September 30, 2021, the Company recognized clinical compound revenue of $241 from the sale of clinical compound to VFMCRP and as a result, the Company incurred R&D expense of $228 during these periods. During the nine months ended September 30, 2020, the Company recognized clinical compound revenue of $88 from the sale of clinical compound to VFMCRP and as a result, the Company incurred R&D expense of $79 during this period. There were no sales of clinical compound to VFMCRP during the three months ended September 30, 2020.

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

There were no sales of clinical compound to Maruishi during each of the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, the Company recognized clinical compound revenue of $37 and $528, respectively, from the sale of clinical compound to Maruishi, and as a result, the Company incurred R&D expense of $33 and $476, respectively, during these periods.

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

11. Revenue Recognition

The Company currently recognizes revenue in accordance with FASB Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, as amended, or ASC 606, for the Vifor, VFMCRP, Maruishi and CKDP agreements (see Note 10, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from (1) upfront payments; (2) regulatory milestone payments under the Vifor and VFMCRP agreements; and (3) clinical development milestone payments under the Maruishi and CKDP agreements. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi and CKDP agreements, the Company may earn additional future milestone payments upon the achievement of defined clinical events, and under the VFMCRP, Maruishi and CKDP agreements, upon the achievement of defined regulatory events, and under the Vifor, VFMCRP and Maruishi agreements, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under the VFMCRP, Maruishi and CKDP agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to VFMCRP and Maruishi in accordance with separate supply agreements.

Contract balances

As of September 30, 2021 and December 31, 2020, there were no material balances of receivables, and no other assets or deferred revenue related to the Maruishi and CKDP agreements. As of September 30, 2021, the Company recorded receivables from Vifor and VFMCRP for $20,031 in aggregate ($15,000 from VFMCRP and $5,031 premium related to the Vifor equity issuance) as a result of milestones being achieved during the period, which were included

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

within Other receivables. In addition, the Company recorded a stock subscription receivable for $44,969 as of September 30, 2021 in connection with the U.S. regulatory milestone from Vifor. There were no other assets or deferred revenue related to the Vifor and VFMCRP agreements as of September 30, 2021 and December 31, 2020.

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

Transaction price allocated to the remaining performance obligations

At inception of the Vifor Agreement, the entire transaction price of $111,551 was allocated to the one performance obligation, as described above, and was recognized as license and milestone fees revenue for the year ended December 31, 2020 as the license was granted to Vifor in October 2020. As of September 30, 2021, there were no remaining performance obligations under the Vifor Agreement. The Company is eligible to receive milestone payments in the future.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. As of September 30, 2021, there were no remaining performance obligations, and the entire transaction price has been recognized as license and milestone fees revenue through December 31, 2020 since R&D services have been completed during 2020. The Company is eligible to receive milestone payments and sales royalties in the future.

As of September 30, 2021, there were no remaining performance obligations under either the Maruishi or CKDP agreements, although the Company is eligible to receive milestone payments and sales royalties in the future.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, was recognized as the R&D services were performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. As of September 30, 2021, there is no remaining amount of the transaction price to be recognized as license and milestone fees revenue as all R&D services were completed in 2020.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received an additional $50,000 milestone payment in October 2021 from Vifor for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was included as license and milestone fees revenue for the three and nine months ended September 30, 2021, as the variable consideration was deemed probable upon the FDA approval in August 2021.

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received a $15,000 milestone payment in October 2021 from VFMCRP, which was recorded as license and milestone fees revenue for the three and nine months ended September 30, 2021, as the variable consideration was deemed probable upon the FDA approval in August 2021.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In January 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue and $706 as collaboration revenue based on the relative standalone selling prices described above at contract inception for the nine months ended September 30, 2021. In May 2021, the Company received the $1,898 payment (after contractual foreign currency exchange adjustments) from Maruishi for the milestone event achieved.

There were no milestone events related to the Maruishi Agreement that were probable of occurrence or achieved during the three months ended September 30, 2021, or during the three and nine months ended September 30, 2020.

In May 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and the Company recorded $626 (net of South Korean taxes) as license and milestone fees revenue in its Condensed Statements of Comprehensive Loss for the nine months ended September 30, 2020. No milestone events were probable of occurrence or achieved during the three and nine months ended September 30, 2021, or during the three months ended September 30, 2020.

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

12. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three and nine months ended September 30, 2021 and 2020, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic:
Weighted average common shares outstanding	50,114,710	46,885,424	50,031,615	46,803,659
Diluted:
Weighted average common shares outstanding - Basic	50,114,710	46,885,424	50,031,615	46,803,659
Common stock equivalents*	—	—	—	—
Denominator for diluted net loss per share	50,114,710	46,885,424	50,031,615	46,803,659
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss - basic and diluted	$(1,013)	$(16,509)	$(55,059)	$(70,499)
Weighted-average common shares outstanding:
Basic and diluted	50,114,710	46,885,424	50,031,615	46,803,659
Net loss per share, Basic and Diluted:	$(0.02)	$(0.35)	$(1.10)	$(1.51)

As of September 30, 2021, 5,974,549 stock options and 365,029 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

In addition, the Company entered into the Vifor Agreement in October 2020. The Company issued 3,282,391 shares of its common stock in October 2021 upon U.S. regulatory approval of KORSUVA injection in August 2021. These shares were not included in the computation of basic or diluted net loss per share.

As of September 30, 2020, 5,265,642 stock options and 272,000 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units will vest on the earlier of (i) June 3, 2022 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and nine months ended September 30, 2021, stock compensation expense of $142 and $184, respectively, was recognized in general and administrative, or G&A, expense. As of September 30, 2021, none of the 43,200 restricted stock units were vested or settled in shares of the Company’s common stock.

On March 30, 2021, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 176,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In August 2021, performance targets relating to 44,002 restricted stock units had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For each of the three and nine months ended September 30, 2021, the Company recognized $906 of stock compensation expense, with $329 recorded in R&D expense and $577 recorded in G&A expense. As of September 30, 2021, 44,002 of the 176,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Additionally on March 30, 2021, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 100,000 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three months ended September 30, 2021, the Company recognized $173 of stock compensation expense, with $55 recorded in R&D expense and $118 in G&A expense. For the nine months ended September 30, 2021, the Company recognized $344 of stock compensation expense, with $110 recorded in R&D expense and $234 in G&A expense. As of September 30, 2021, none of the 100,000 restricted stock units were vested or settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units fully vested on June 3, 2021. As a result, the Company has recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the nine months ended September 30, 2021, stock compensation expense of $239 was recognized in G&A expense. No stock compensation expense relating to these restricted stock units were recognized during the three months ended September 30, 2021 as these restricted stock units fully vested and were settled in shares of the Company’s common stock in June 2021. For the three and nine months ended September 30, 2020, $142 and $182, respectively, of stock compensation expense relating to these restricted stock units was recognized in the Condensed Statements of Comprehensive Loss, all of which related to G&A expense.

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the nine months ended September 30, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. For the three months ended September 30, 2021, and the three and nine months ended September 30, 2020, no stock compensation expense relating to these restricted stock units were recognized. As of September 30, 2021, 113,500 of the 138,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three months ended September 30, 2021, the Company recognized $135 of stock compensation expense, with $44 recorded in R&D expense and $91 in G&A expense. For the nine months ended September 30, 2021, the Company recognized $400 of stock compensation expense, with $130 recorded in R&D expense and $270 recorded in G&A expense. For the three months ended September 30, 2020, the Company recognized $134 of stock compensation expense, with $44 recorded in R&D expense and $90 in G&A expense. For the nine months ended September 30, 2020, the Company recognized $320 of stock compensation expense, with $105 recorded in R&D expense and $215 recorded in G&A expense. As of September 30, 2021, 32,669 of the 98,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. The restricted stock units vested on the earlier of (i) June 4, 2020 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the nine months ended September 30, 2020, the Company recognized $205 of stock compensation expense, all of which related to G&A expense. No stock compensation expense relating to these restricted stock units were recognized during the three months ended September 30, 2020 as these restricted stock units fully vested and were settled in shares of the Company’s common stock in June 2020.

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical milestones, subject to the recipient’s continuous service through the vesting events. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In April and June 2020, performance targets relating to 65,834 and 30,000 restricted stock units, respectively, had been achieved and thus such restricted stock units vested, and the awards were settled in shares of common stock. During the nine months ended September 30, 2020, the Company recognized $1,543 of stock compensation expense relating to the vesting of these restricted stock units, with $1,087 recorded in R&D expense and $456 recorded in G&A expense. No stock compensation expense relating to these restricted stock units were recognized during the three months ended September 30, 2020 as these restricted stock units either fully vested and were settled in shares of the Company’s common stock or were forfeited as of June 30, 2020.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the nine months ended September 30, 2021 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2020	235,250	$16.25
Awarded	319,200	19.57
Vested and released	(189,421)	17.20
Outstanding, September 30, 2021	365,029	$18.66
Restricted stock units exercisable (vested and deferred), September 30, 2021	—

Stock Options

Under the 2014 Plan, the Company granted 30,000 and 345,000 stock options during the three months ended September 30, 2021 and 2020, respectively, and 819,250 and 1,165,350 stock options during the nine months ended September 30, 2021 and 2020, respectively. No stock options were granted under the 2019 Inducement Plan during the three and nine months ended September 30, 2021 and 2020. The fair values of stock options granted during the three and nine months ended September 30, 2021 and 2020 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.92% - 1.01%	0.35% - 0.43%	0.66% - 1.23%	0.35% - 1.57%
Expected volatility	83.0% - 83.4%	72.6% - 73.3%	71.6% - 83.5%	72.6% - 74.8%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended September 30, 2021 and 2020 was $9.24 and $11.11, respectively, and during the nine months ended September 30, 2021 and 2020 was $12.14 and $10.70, respectively. No options were granted to non-employee consultants during the three and nine months ended September 30, 2021 and 2020.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$1,833	$1,724	$5,228	$5,003
General and administrative	1,205	1,305	3,444	3,517
Total stock option expense	$3,038	$3,029	$8,672	$8,520

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of executives’ restricted stock units for $429 in R&D expense and $785 in G&A expense for the three months ended September 30, 2021, and $1,094 in R&D expense and $1,812 in G&A expense for the nine months ended September 30, 2021; (ii) the vesting of executives’ restricted stock units for $44 in R&D expense and $90 in G&A expense for the three months ended September 30, 2020, and $1,192 in R&D expense and $671 in G&A expense for the nine months ended September 30, 2020; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $142 and $423 in G&A expense for the three and nine months ended September 30, 2021, respectively; and (iv) compensation expense relating to the Board of Directors’ restricted stock units for $142 and $387 in G&A expense for the three and nine months ended September 30, 2020, respectively.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2021 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2020	5,469,393	$15.02
Granted	819,250	18.72
Exercised	(114,354)	11.55
Forfeited	(199,506)	17.20
Expired	(234)	18.93
Outstanding, September 30, 2021	5,974,549	$15.52
Options exercisable, September 30, 2021	3,860,433

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three and nine months ended September 30, 2021 and 2020.

14. Income Taxes

For the three months ended September 30, 2021 and 2020, pre-tax losses were $1,013 and $16,641, respectively, and for the nine months ended September 30, 2021 and 2020, pre-tax losses were $55,059 and $70,935, respectively. The Company recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2021 and December 31, 2020. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance.

The benefit from income taxes of $132 and $436 for the three and nine months ended September 30, 2020, respectively, relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because the Company’s revenue in 2020 exceeded $70,000, it is not eligible to exchange its 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company did not have any foreign subsidiaries and the international aspects of the Tax Cuts and Jobs Act are not applicable for the respective periods.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. The Company did not exercise its Royalty Buyout right and such right expired in August 2021. In June 2021, the Company paid a $10,000 milestone payment to Enteris based on a successful End of Phase 2 Meeting with the FDA in April 2021, which was recorded in R&D expense for the nine months ended September 30, 2021. In October 2020, the Company paid $2,500 to Enteris for a milestone earned, which was recorded in R&D expense for the three and nine months ended September 30, 2020.

Manufacturing Agreements

In July 2021, the Company entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of the active pharmaceutical ingredient CR845/difelikefalin, or API, for the CR845/difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to the Company, in the amounts as set forth in purchase orders to be provided by the Company. The Company will be required to purchase its requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the new drug application for KORSUVA injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five-year periods unless either party gives notice to the other party of its intention to terminate.

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

Under ASC 842, lease expenses on the Stamford Lease and Lease Amendment are recognized on a straight-line basis over the lease term. As a result, $406 and $239 of operating lease cost, or lease expense, was recognized for the three months ended September 30, 2021 and 2020, respectively, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2021 period, and $167 relating to R&D lease expense and $72 relating to G&A lease expense for the Stamford Lease in the 2020 period. For the nine months ended September 30, 2021 and 2020, $1,218 and $709, respectively, of operating lease cost, or lease expense, was recognized, consisting of $853 relating to R&D lease expense and $365 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2021 period, and $496 relating to R&D lease expense and $213 relating to G&A lease expense for the Stamford Lease in the 2020 period.

Other information related to the Stamford Lease and Lease Amendment was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$482	$312	$1,436	$927
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—
Remaining lease term - operating leases (years)	2.3	3.3	2.3	3.3
Discount rate - operating leases	7.0%	7.0%	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of September 30, 2021, were as follows:

Year Ending December 31,
2021 (Excluding the nine months ended September 30, 2021)	$485
2022	1,957
2023	1,992
Total future minimum lease payments, undiscounted	4,434
Less imputed interest	(345)
Total	$4,089

Operating lease liabilities reported as of September 30, 2021:
Operating lease liabilities - current	$1,716
Operating lease liabilities - non-current	2,373
Total	$4,089

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

16. Subsequent Events

In October 2021, the Company and its President and Chief Executive Officer, or CEO, agreed to the transition of the role from CEO to Senior Advisor beginning on November 9, 2021. In addition, the Company and the CEO entered into a Separation Agreement dated November 2, 2021, pursuant to which the CEO will provide transitional consulting services as a Senior Advisor to the Company from November 9, 2021 through June 30, 2022.

The Company appointed a current non-employee director of the Company’s Board of Directors to the position of Senior Advisor, effective October 29, 2021 until November 8, 2021, and as President and CEO, effective as of November 9, 2021.

In October 2021, after the expiration of the requisite waiting period under the HSR Act, the Company received the $50,000 milestone payment from Vifor and issued 3,282,391 shares of its common stock to Vifor at a price of $15.23 per share, in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021.

In October 2021, the Company received the $15,000 milestone payment from VFMCRP.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to commercialize KORSUVATM (CR845/difelikefalin) injection, or KORSUVA injection, including the timing of additional regulatory submissions and approvals, such as the Transition Drug Add-on Payment Adjustment, or TDAPA, and execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection;
●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Vifor (International) Ltd., or Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	risks that KORSUVA injection revenue, expenses and costs may not be as expected;
●	risks relating to KORSUVA injection’s market acceptance, competition, reimbursement and regulatory actions;
●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, chronic liver disease associated pruritus, or CLD-aP, pruritus associated with atopic dermatitis, or AD-aP, and pruritus associated with notalgia paresthetica, or NP, markets as well as post-operative care markets;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for Oral KORSUVA (CR845/difelikefalin) in CKD-aP, CLD-aP, AD-aP, and NP;
●	our plans to develop and commercialize Oral KORSUVA (CR845/difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the potential regulatory development pathway for CR845/difelikefalin injection in acute post-operative setting;
●	the rate and degree of market acceptance of any other future approved products;

●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin);
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available;
●	the performance of third-party manufacturers and clinical research organizations, or CROs; and
●	the potential effects of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection.

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

We are an early commercial-stage biopharmaceutical company focused on developing and commercializing new chemical entities designed to alleviate pruritus by selectively targeting peripheral kappa opioid receptors, or KORs. We are developing a novel and proprietary class of product candidates, led by KORSUVA (CR845/difelikefalin), a first-in-class KOR agonist that targets KORs located in the peripheral nervous system and on immune cells.

In our KALMTM-1 and KALM-2 Phase 3 trials and two Phase 2 trials, KORSUVA injection (intravenous formulation) has demonstrated statistically significant reductions in itch intensity and concomitant improvement in pruritus-related quality of life measures in hemodialysis patients with moderate-to-severe CKD-aP. We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, and Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP in the U.S. under profit share agreements. We have partnered with VFMCRP to commercialize KORSUVA worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP).

The U.S. Food and Drug Administration, or FDA, has accepted KORSUVA as the trade name for CR845/difelikefalin injection. On August 23, 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe pruritus in hemodialysis patients. Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA, and the Healthcare Common Procedure Coding System, or HCPCS, to the U.S. Center for Medicare & Medicaid Services, or CMS, in September 2021. Once the TDAPA application is reviewed and approved by CMS, we expect that KORSUVA injection will be available to patients for commercial use in the U.S. Based on the timing of CMS review, we expect commercial launch of KORSUVA injection and associated revenues in the first half of 2022.

CR845/difelikefalin has also demonstrated statistically significant pain reduction in clinical trials in patients with moderate-to-severe acute pain in the post-operative setting, without inducing many of the undesirable side effects typically associated with currently available opioid pain therapeutics. We retain rights to all KORSUVA/CR845 formulations and indications worldwide, excluding KORSUVA injection in dialysis patients with CKD-aP under our agreements with VFMCRP and Vifor for U.S. and certain ex-U.S. territories in Japan (Maruishi/sub-licensee Kissei) and South Korea (CKDP).

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

Recent Developments

COVID-19 Update

The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection remains uncertain, and will depend on certain developments, including the duration, subsequent waves and variants and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The COVID-19 pandemic has affected the initiation of certain trial sites and patient enrollment for certain of our clinical trials, including our ongoing Phase 2 clinical trials of Oral KORSUVA (CR845/difelikefalin) for NP and for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis, or PBC, and the pandemic may continue to affect these and other planned future trials. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

Chief Executive Officer Transition

In October 2021, we and Dr. Derek Chalmers, our President and Chief Executive Officer, or CEO, agreed to the transition of the role from CEO to Senior Advisor beginning on November 9, 2021. In addition, we and Mr. Chalmers entered into a Separation Agreement dated November 2, 2021, pursuant to which he will provide transitional consulting services as a Senior Advisor to us from November 9, 2021 through June 30, 2022.

We appointed Mr. Christopher Posner, a current non-employee director of our Board of Directors, to the position of Senior Advisor, effective October 29, 2021 to November 8, 2021, and as President and CEO, effective as of November 9, 2021. Mr. Posner joins us from LEO Pharma, Inc., or LEO, the U.S. affiliate of LEO Pharma A/S, a global leader in medical dermatology, where he was President and CEO. While at LEO, Mr. Posner was responsible for a portfolio of innovative medical dermatology products in atopic dermatitis, psoriasis, and rosacea. Mr. Posner has more than 23 years of global pharmaceutical management, sales and product launch experience involving products such as Xeljanz® and Enbrel®.

API Commercial Supply Agreement

In July 2021, we entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of the active pharmaceutical agreement CR845/difelikefalin, or API, for the CR845/difelikefalin injection product candidate (see Manufacturing and License Agreements within Management’s Discussion and Analysis of Financial Condition and Results of Operations).

FDA Acceptance

In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe pruritus in hemodialysis patients. Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. Once the TDAPA application is reviewed and approved by CMS, we expect that KORSUVA injection will be available to patients for commercial use in the U.S. Based on the timing of CMS review, we expect commercial launch of KORSUVA injection and associated revenues in the first half of 2022.

Marketing Authorization Application Submission

Our partner, VFMCRP, submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in March 2021, which was accepted for review by the EMA. If approved, KORSUVA injection would receive marketing authorization in all member states of the European Union, or EU, as well as in Iceland, Liechtenstein, and Norway. The EMA’s decision on the EU MAA is expected in the second quarter of 2022.

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

Based on the non-clinical and clinical studies we have completed to date, we believe that KORSUVA injection and CR845/difelikefalin for our other product candidates, if approved, would be attractive to both patients and physicians as a treatment for moderate-to-severe pruritus associated with systematic conditions such as CKD and CLD, dermatological conditions such as AD, and neurological conditions such as NP, as well as moderate-to-severe pain due to the following attributes:

●	novel, peripherally-acting, KOR agonist mechanism of action;
●	evidence of efficacy in completed clinical trials of pruritus and pain;
●	potential for reducing mu opioid use and opioid-related adverse events, or AEs, such as nausea and vomiting;
●	potential for reduction of post-operative nausea and vomiting, or PONV;
●	avoidance of mu opioid-related CNS side effects, such as respiratory depression and euphoria;
●	lower potential for addiction or abuse liability;
●	avoidance of interactions with other drugs because CR845/difelikefalin is not metabolized in the liver and does not interact with liver enzymes responsible for the metabolism of most commonly used classes of drugs; and
●	availability in injectable form for the treatment of pruritus in CKD patients undergoing hemodialysis in the hospital and dialysis center settings as well as for pain and/or PONV treatment in the acute care setting and oral form for treatment of pruritus or chronic pain conditions in the outpatient setting.

Our current product and product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (CR845/difelikefalin) Injection	Pruritus CKD - Hemodialysis	• FDA approved in August 2021 • TDAPA application submitted in September 2021 to CMS • EMA MAA accepted in March 2021	VFMCRP/Vifor (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus Atopic Dermatitis (AD-aP)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus NDD-CKD	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis (PBC)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (CR845/difelikefalin)	Notalgia Paresthetica (NP)	• KOMFORT Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
Post-Op Setting	CR845/difelikefalin Injection	Acute Post-Operative Pain/PONV	• Adaptive Phase 2/3 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)

KORSUVA Injection for Treatment of Chronic Kidney Disease-Associated Pruritus (CKD-aP)

CKD-aP is an intractable systemic itch condition with high prevalence for which there are no approved therapeutics in the United States or Europe. On August 23, 2021, based on the results from our efficacy and safety trials, the FDA approved KORSUVA injection for the treatment of moderate-to-severe pruritus in hemodialysis patients.

Our partner, VFMCRP, submitted a MAA to the EMA in March 2021, which was accepted for review by the EMA. If approved, KORSUVA injection would receive marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. The EMA’s decision on the EU MAA is expected in the second quarter of 2022.

In April 2020, we announced positive top-line results from our KALM-2 pivotal Phase 3 trial of KORSUVA injection in hemodialysis patients with moderate-to-severe CKD-aP. The trial met the primary and key secondary endpoints after 12 weeks of treatment. The open label extension phase of this trial is also complete.

Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. Once the TDAPA application is reviewed and approved by CMS, we expect that KORSUVA injection will be available to patients for commercial use in the U.S. Based on the timing of CMS review, we expect commercial launch of KORSUVA injection and associated revenues in the first half of 2022.

Oral KORSUVA (CR845/difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD-aP)

In April 2021, we announced top-line data from our Phase 2 KARE clinical trial. The KARE Phase 2 trial was a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of Oral KORSUVA (CR845/difelikefalin) for moderate-to-severe pruritus in 401 adult subjects with AD-aP. Patients were stratified across treatment groups by disease severity. KARE enrolled 64% of patients characterized as mild-to-moderate (BSA<10%)

and 36% falling into the moderate-to-severe category (BSA>10%). Subjects were randomized to three tablet strengths of Oral KORSUVA (CR845/difelikefalin): 0.25 mg, 0.5 mg and 1 mg taken twice daily (BID) versus placebo for 12 weeks followed by 4 weeks of an active extension phase. A prespecified interim conditional power assessment was conducted after approximately 50% of the originally targeted patient number completed the designated 12-week treatment period. Based on the Independent Data Monitoring Committee’s recommendation, the sample size for each of the 0.5 mg dose and placebo groups were increased by approximately 60%.

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

We conducted an End of Phase 2 Meeting with the FDA in the third quarter of 2021 and aim to initiate a Phase 3 program for the treatment of pruritus in AD patients in the first quarter of 2022.

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

In April 2021, we held an End of Phase 2 Meeting with the FDA to discuss the results of the Phase 2 trial of Oral KORSUVA (CR845/difelikefalin) in NDD CKD-aP and the potential Phase 3 program. The FDA indicated the acceptability of Stage 5 pre-dialysis CKD patients as a viable patient population for a program. In November 2021, the FDA provided written guidance indicating the patient population can be expanded to include the group of Stage 4 pre-dialysis patients with advanced CKD in a registration program consisting of two pivotal Phase 3 clinical trials. We expect to initiate the program in the first quarter of 2022.

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

Under the terms of the Vifor Agreement, we received from Vifor an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of our common stock. The purchase of the Company’s common stock was governed by a separate stock purchase agreement, or the Vifor Stock Purchase Agreement.

After U.S. regulatory approval of KORSUVA injection in August 2021, we received an additional $50.0 million in October 2021 for the purchase of an aggregate of 3,282,391 shares of our common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of our common stock on the date of the achievement of the milestone of $5,031 was included as license and milestone fees revenue for accounting purposes for the three and nine months ended September 30, 2021. In addition, pursuant to the Vifor Agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones.

We retain the right to make and have made KORSUVA injection, on a non-exclusive basis, in the United States for commercial sale of KORSUVA injection for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in September 2021. The supply price is our cost of goods sold, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement. There were no sales of KORSUVA injection to Vifor through September 30, 2021.

The Vifor Agreement provides full commercialization rights in dialysis clinics to Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, we will generally be entitled to 60% of the net profits (as defined in the Vifor Agreement) from sales of KORSUVA injection in the United States (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the VFMCRP Agreement) and Vifor is entitled to 40% of such net profits, subject to potential temporary adjustment in future years based on certain conditions. Under the Vifor Agreement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we will pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement under the Vifor Agreement.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, we were entitled to receive a $15.0 million regulatory milestone payment which was received in October 2021, and was recorded as license and milestone fees revenue for the three and nine months ended September 30, 2021, as the variable consideration was deemed probable upon the regulatory approval in August 2021 (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

We are eligible to receive from VFMCRP additional regulatory and commercial milestone payments in the aggregate of up to $455.0 million, consisting of up to $15.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (CR845/difelikefalin) injection in the licensed territories. In the United States, we and VFMCRP will promote KORSUVA (CR845/difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by us.

We retain the right to make and have made KORSUVA (CR845/difelikefalin) injection worldwide (excluding the United States, Japan and South Korea), or the Territory, for commercial sale by VFMCRP in or outside the Territory, and for supply of KORSUVA (CR845/difelikefalin) injection to VFMCRP under the terms of a supply agreement, or the VFMCRP Supply Agreement, which was executed in May 2020. The supply price is the Company’s cost of goods sold, as calculated under GAAP, plus an agreed upon margin. The VFMCRP Supply Agreement will co-terminate with the VFMCRP Agreement.

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of September 30, 2021, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The Maruishi Agreement continues until terminated.

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). As of September 30, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product.

Manufacturing and License Agreements

Polypeptide Laboratories S.A. (PPL)

In July 2021, we entered into an API Commercial Supply Agreement with PPL that defines each party’s responsibilities with respect to PPL’s manufacture and supply of API for the CR845/difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to us, in the amounts as set forth in purchase orders to be provided by us. We will be required to purchase our requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the new drug application for KORSUVA injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five-year periods unless either party gives notice to the other party of its intention to terminate.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we have the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. In June 2021, we paid a $10.0 million milestone payment to Enteris based on a successful End of Phase 2 Meeting with the FDA in April 2021, which was recorded in R&D expense for the nine months ended September 30, 2021. In October 2020, we paid $2.5 million to Enteris for a milestone earned, which was recorded in R&D expense for the three and nine months ended September 30, 2020.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales. Substantially all of our revenue recognized to date has consisted of upfront and milestone payments under license agreements with Vifor, VFMCRP, Maruishi and CKDP, some or of all of which was deferred upon receipt, and sub-license payments under our license agreement with Maruishi for CR845/difelikefalin, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased and clinical compound sales from certain license agreements. Through September 30, 2021, we have earned a total of $73.8 million in clinical development or regulatory milestone payments (including the $50.0 million equity investment from Vifor and $15.0 million milestone payment from VFMCRP for the U.S. regulatory approval of KORSUVA injection in August 2021) and clinical compound sales from certain license agreements. Of the $50.0 million equity milestone, $5.0 million, representing the premium of the purchase price over the market price of our common stock, was recognized as revenue. We have not yet received any royalties under any of our collaborations.

Based on the timing of CMS review, we expect commercial launch of KORSUVA injection and associated revenues in the first half of 2022.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2021 will be lower than 2020. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and nine months ended September 30, 2021.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
License and milestone fees	$20,031	$9,257	116%	$21,223	$22,377	-5%
Collaborative revenue	—	—	N/A	706	—	N/A
Clinical compound revenue	241	9	2523%	278	616	-55%
Total revenue	$20,272	$9,266	119%	$22,207	$22,993	-3%

License and milestone fees revenue

License and milestone fees revenue of $20.0 million for the three months ended September 30, 2021 was related to the milestone payments we earned from Vifor and VFMCRP that was allocated to the license fee performance obligation under the Vifor and VFMCRP agreements, as the variable consideration was deemed probable upon the regulatory approval in August 2021. This included $5.0 million of the $50.0 million equity milestone investment under the agreement with Vifor. License and milestone fees revenue of $9.3 million for the three months ended September 30, 2020 was related to license fees earned by us in connection with the VFMCRP Agreement (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

License and milestone fees revenue of $21.2 million for the nine months ended September 30, 2021 was related to milestone payments of $20.0 million we earned from Vifor and VFMCRP that was allocated to the license fee performance obligation under the Vifor and VFMCRP agreements, as the variable consideration was deemed probable upon the regulatory approval in August 2021, and a milestone payment of $1.2 million that we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license fee performance obligation under the Maruishi Agreement. License and milestone fees revenue of $22.4 million for the nine months ended September 30, 2020 was related to license fees of $21.8 million earned by us in connection with the VFMCRP Agreement, as well as $0.6 million (net of South Korean withholding taxes) earned by us for achieving a development milestone under the CKDP Agreement (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Collaborative Revenue

Collaborative revenue of $0.7 million for the nine months ended September 30, 2021 was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement. There were no collaborative revenues for the three months ended September 30, 2021, and for the three and nine months ended September 30, 2020 (see Notes 10 and 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

Clinical compound revenue of $241,000 for the three months ended September 30, 2021 was related to the sale of clinical compound to VFMCRP. Clinical compound revenue for the three months ended September 30, 2020 was not material.

Clinical compound revenue of $278,000 for the nine months ended September 30, 2021 was related to the sale of clinical compound to VFMCRP for $241,000 and to Maruishi for $37,000. Clinical compound revenue of $616,000 for the nine months ended September 30, 2020 was related to the sales of clinical compound to VFMCRP for $88,000 and to Maruishi for $528,000.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$6,264	$10,976	-43%	$22,983	$53,777	-57%
Consultant services in support of clinical trials	1,296	1,385	-6%	3,526	4,058	-13%
Stock-based compensation	2,262	1,768	28%	6,322	6,195	2%
Depreciation and amortization	31	27	12%	93	82	14%
Other R&D operating expenses	5,661	6,911	-18%	26,946	16,599	62%
Total R&D expense	$15,514	$21,067	-26%	$59,870	$80,711	-26%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $4.3 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial of KORSUVA injection in CKD patients undergoing hemodialysis, the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD-aP, and costs associated with preparing for our NDA submission. There was also a decrease of $1.9 million in clinical and commercial drug manufacturing costs. These decreases were partially offset by an increase of 1.3 million, mainly from the Phase 2 efficacy and safety trial for pruritus associated with NP, and other general costs. The increase in stock-based compensation expense was primarily related to additional stock option and time-based restricted stock unit grants to new and existing employees, as well as the vesting of performance-based restricted stock units, for which performance conditions were achieved during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease in other R&D operating expenses primarily resulted from a $2.5 million milestone earned by Enteris during the three months ended September 30, 2020, partially offset by increases in payroll and related costs and cost of compound sales.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $37.9 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial of KORSUVA injection in CKD patients undergoing hemodialysis, the Phase 3 (up to 12 weeks) safety trial of KORSUVA injection in CKD patients undergoing hemodialysis, the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD-aP, the Phase 2 efficacy trial of Oral CR845 in CKD-aP patients, costs associated with supportive Phase 1 studies, and costs associated with preparing for our NDA submission. These decreases were partially offset by an increase of $6.2 million, mainly from the Phase 2 efficacy and safety trial for pruritus associated with NP, start-up costs related to Oral CKD Phase 3 programs in non-hemodialysis patients, and other general costs. There was also an increase of $0.4 million in clinical and commercial drug manufacturing costs. The increase in stock-based compensation expense was primarily related to additional stock option and time-based restricted stock unit grants to new and existing employees, partially offset by lower stock-based compensation expense associated with the vesting of performance-based restricted stock units during the nine months ended September 30, 2021, as compared to the comparable period in 2020. The increase in other R&D operating expenses primarily resulted from a $10.0 million milestone earned by Enteris during the nine months ended September 30, 2021 as compared to $2.5 million during the nine months ended September 30, 2020, and increases in payroll and related costs, partially offset by a decrease in cost of compound sales.

The following table summarizes our R&D expenses by programs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
I.V. CR845 - Pruritus	$1,296	$5,046	-74%	$6,672	$36,197	-82%
I.V. CR845 - Pain	1	22	-95%	13	78	-84%
Oral CR845 - Pruritus	6,217	7,127	-13%	19,671	21,322	-8%
Oral CR845 - Pain	—	1	-100%	5	16	-70%
Internal research and development expenses/milestone payments[1]	8,000	8,871	-10%	33,509	23,098	45%
Total research and development expenses	$15,514	$21,067	-26%	$59,870	$80,711	-26%

_______________________________

1 Includes a $10.0 million milestone payment to Enteris for the nine months ended September 30, 2021, as well as $2.5 million related to an Enteris milestone incurred during the three and nine months ended September 30, 2020.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,042	$569	83%	$3,277	$3,006	9%
Stock-based compensation	2,131	1,536	39%	5,679	4,575	24%
Depreciation and amortization	31	24	28%	93	66	42%
Other G&A operating expenses	2,678	3,090	-13%	8,849	7,540	17%
Total G&A expense	$5,882	$5,219	13%	$17,898	$15,187	18%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the increase in professional fees and public/investor relations expenses was primarily the result of an increase in consultants’ costs and legal fees. The increase in stock-based compensation expense was primarily related to the vesting of performance-based restricted stock units, for which performance conditions were achieved during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease in other G&A operating expenses was primarily the result of decreases in commercial costs, partially offset by increases in insurance costs.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the increase in professional fees and public/investor relations expenses was primarily the result of an increase in legal fees, partially offset by a decrease in consultants’ costs. The increase in stock-based compensation expense was primarily related to higher stock-based compensation expense associated with the vesting of performance-based restricted stock units during the nine months ended September 30, 2021, as compared to the comparable period in 2020. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs, insurance costs, and IT related costs.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% change	2021	2020	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$111	$379	-71%	$502	$1,970	-75%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the decrease in other income, net was primarily due to a decrease in interest income and an increase in net amortization expense of available-for-sale marketable securities resulting from a lower yield on our portfolio of investments in the 2021 period.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the decrease in other income, net was primarily due to a decrease in interest income and an increase in net amortization expense of available-for-sale marketable securities resulting from a lower yield on our portfolio of investments in the 2021 period.

Benefit from Income Taxes

For the three months ended September 30, 2021 and 2020, pre-tax losses were $1.0 million and $16.6 million, respectively, and we recognized a benefit from income taxes of $132,000 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020, pre-tax losses were $55.1 million and $70.9 million, respectively, and we recognized a benefit from income taxes of $436,000 for the nine months ended September 30, 2020.

Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and nine months ended September 30, 2021.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at September 30, 2021 and December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception to date, we have raised an aggregate of approximately $841.7 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of approximately $224.1 million under our license agreements, primarily with Vifor, VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with Vifor and VFMCRP (see Note 10 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

As of September 30, 2021, we had $193.4 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including the milestone payments totaling $65.0 million received from Vifor and VFMCRP in October 2021, will be sufficient to fund our currently anticipated operating expenses and capital expenditures through 2023, without giving effect to any additional potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the Vifor Agreement, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million upon the achievement of certain sales-based milestones. As of September 30, 2021, we had earned a milestone payment of $50.0 million upon U.S. regulatory approval of KORSUVA injection in August 2021 for the purchase of our common stock under the Vifor Agreement. In October 2021, we received the $50.0 million milestone payment from Vifor in exchange for the issuance to Vifor of 3,282,391 shares.

Under the VFMCRP Agreement, we are eligible to receive additional regulatory and commercial milestone payments in the aggregate of up to $455.0 million, consisting of up to $15.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of CR845/difelikefalin injection in the Licensed Territories. As of September 30, 2021, we were entitled to a $15.0 million regulatory milestone payment which was received in October 2021 and was recorded as license and milestone fees revenue for the three and nine months ended September 30, 2021, as the variable consideration was deemed probable upon the regulatory approval in August 2021.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing CR845/difelikefalin in Japan, if any, and share in any sub-license fees. In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of September 30, 2021, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing CR845/difelikefalin in South Korea, if any, and share in any sub-license fees. As of September 30, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones from CKDP.

Additionally, Vifor Pharma Group submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. Once the TDAPA application is reviewed and approved by CMS, we expect that KORSUVA injection will be available to patients for commercial use in the U.S. Based on the timing of CMS review, we expect commercial launch of KORSUVA injection and associated revenues in the first half of 2022.

Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and Oral CR845/difelikefalin development activities and successful commercialization of KORSUVA injection. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services and clinical costs. In the past, we have also previously used capital for laboratory and related supplies.

Since inception, we have incurred significant operating and net losses. Our net losses were $1.0 million and $16.5 million for the three months ended September 30, 2021 and 2020, respectively, and $55.1 million and $70.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $447.4 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to prepare for the commercialization of KORSUVA (CR845/difelikefalin) and to develop and seek marketing approval for Oral CR845/difelikefalin. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase as we:

●	continue the development of Oral KORSUVA (CR845/difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP;

●	explore further development of CR845/difelikefalin injection in the post-operative setting;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

The successful commercialization of KORSUVA injection and the successful development of any of our other product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to successfully commercialize KORSUVA injection, complete the development of I.V. CR845/difelikefalin, Oral CR845/difelikefalin or our other current and future programs. We are also unable to predict when, if ever, we will generate any further material net cash inflows from CR845/difelikefalin. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

Because we have not begun to commercialize KORSUVA injection to date, and our other product candidates are still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization of KORSUVA injection and the development and commercialization of our other product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP.

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

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include conducting supportive Phase 1 trials, Phase 2 trials, and Phase 3 trials of Oral KORSUVA (CR845/difelikefalin) in patients with pruritus associated with CKD, CLD, AD, and NP, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of September 30, 2021, including the milestone payments of $65.0 million received from Vifor and VFMCRP in October 2021, will be sufficient for us to fund our currently anticipated operating expenses and capital expenditures through 2023, without giving effect to any additional potential milestone payments or potential product revenue we may receive under our collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020

	Dollar amounts in thousands
Net cash used in operating activities	$(58,842)	$(87,575)
Net cash provided by investing activities	48,830	143,880
Net cash provided by financing activities	1,320	671
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,692)	$56,976

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of a net loss of $55.1 million and a $17.4 million cash outflow from net changes in operating assets and liabilities, partially offset by a $13.6 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a $19.8 million increase in Other receivables related to the milestone payments due from Vifor and VFMCRP, a cash outflow of $3.1 million from a decrease in accounts payable and accrued expenses, and a cash outflow of $1.2 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by a decrease in prepaid expenses of $5.8 million, primarily related to an decrease in prepaid clinical costs, and a cash inflow of $0.8 million due to a decrease in income tax receivable. Net non-cash charges primarily consisted of stock-based compensation expense of $12.0 million, the amortization expense component of lease expense of $1.0 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.6 million.

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

Net cash provided by investing activities

Net cash provided by investing activities was $48.8 million for the nine months ended September 30, 2021, which primarily included cash inflows of $147.7 million from maturities and redemptions of available-for-sale marketable securities and proceeds of $10.0 million from the sales of available-for-sale marketable securities, partially offset by cash outflows of $109.0 million for the purchases of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 consisted of proceeds of $1.3 million and $0.7 million, respectively, received from the exercise of stock options.

Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2021 consisted of operating lease obligations in connection with the Stamford operating leases we entered into in December 2015 and amended in June 2020, the Enteris License Agreement we entered into in August 2019, and the MSA we entered into with Patheon in July 2019. Based on our manufacturing service agreement with Patheon, we have a non-cancelable purchase capacity reservation of approximately $6.5 million through 2022. We expect the majority of this capacity reservation will be reimbursed upon the execution of the supply agreement with Vifor. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis. Furthermore, milestone payments potentially owed by us in connection with the Enteris License Agreement relate to milestone events that may or may not be achieved.

See Note 15, Commitments and Contingencies of our Condensed Financial Statements in this Quarterly Report on Form 10-Q for details about our contractual obligations and commitments, and Note 6, Restricted Cash of our Condensed Financial Statements in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases.

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

During the three and nine months ended September 30, 2021, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2021, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of September 30, 2021, we had invested $170.4 million of our cash reserves in such marketable securities. Those marketable securities included $170.4 million of investment grade debt instruments with a yield of approximately 0.27% and maturities through September 2024. As of December 31, 2020, we had invested $219.8 million of our cash reserves in such marketable securities. Those marketable securities included $219.8 million of investment grade debt instruments with a yield of approximately 0.32% and maturities through December 2023.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of September 30, 2021 and December 31, 2020, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. For the three and nine months ended September 30, 2021 and 2020, we did not record any charges to credit loss expense for our available-for-sale securities. (Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of September 30, 2021, we had $20.0 million included in Other receivables and $45.0 million included in Stock subscription receivable within equity in our Condensed Balance Sheet relating to milestone payments we earned from Vifor and VFMCRP during the three months ended September 30, 2021. In October 2021, we received full payment of $65.0 million for both milestone payments from Vifor and VFMCRP. As of December 31, 2020, we did not have material balances of receivables on our Condensed Balance Sheet.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are substantially dependent on the success of our product and product candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our product and product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	If the manufacturers upon whom we rely fail to produce our products or product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
●	Even if we obtain additional regulatory approvals for our product candidates, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.
●	If we or our collaborators are unable to establish effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our products and product candidates, if they are approved, we may be unable to generate product revenues.
●	We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research organizations. Our operating results will suffer if we fail to compete effectively.

●	To the extent that KORSUVATM (CR845/difelikefalin) injection, or KORSUVA injection, or our product candidates, if approved, do not achieve broad market acceptance, the revenues that we generate from sales will be limited.
●	Our business, operations and clinical development and regulatory timelines and plans have been, and could continue to be, adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.
●	The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.
●	For our approved product, KORSUVA injection, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	Our products, including KORSUVA injection, may have undesirable side effects that may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales. Further, our product candidates may have serious adverse events or undesirable side effects that may limit dosing in development, delay or prevent regulatory or marketing approval.
●	If we experience continuous delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have incurred significant losses from our inception, and although we generated net income in 2020, we anticipate that we may incur losses in the foreseeable future. Our first commercial product was only recently approved, and we may never maintain profitability.
●	We are dependent on third parties to decide to utilize KORSUVA injection and to make it readily available at the point of care throughout their dialysis centers or hospitals.
●	We rely on third parties to perform many essential services for KORSUVA injection and may do so in the future for any products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize KORSUVA injection or any other product candidate, will be significantly impacted and we may be subject to regulatory sanctions.
●	We are dependent on our collaboration agreements for certain revenues, and if our commercial partners do not perform their obligations under such agreements, we could lose revenues.
●	Any collaboration arrangements that we are a party to or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
●	If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for KORSUVA injection or any of our other current or future product candidates, if any, or if providers choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Related to Our Business and the Development and Commercialization of Our Product and Product Candidates

We are substantially dependent on the success of our product and product candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our product and product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business depends on the successful development, regulatory approval and commercialization of our product, KORSUVA injection, and product candidates. In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis. Our partner, VFMCRP, submitted an MAA to the EMA in March 2021, which was accepted for review by the EMA. If approved, KORSUVA injection would receive marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. The EMA’s decision on the EU MAA is expected in the second quarter of 2022; however, we cannot assure you that the results of our trials will successfully support the additional regulatory applications for approval. Our ability to generate product revenues in the near term is dependent on our and our commercial partners’ ability to successfully commercialize KORSUVA injection. We currently generate no revenues from sales of any products, and we may never be able to develop or successfully commercialize a marketable product.

KORSUVA injection in the U.S. will require marketing efforts by our commercial partners before we generate any revenues from product sales. For example, we are in the process of submitting required documents to the U.S. Centers for Medicare & Medicaid Services, or CMS, to ensure timely reimbursement and patient access to KORSUVA injection. Vifor Pharma Group submitted the application for a Healthcare Common Procedure Coding System, or HCPCS, reimbursement code and the payment reimbursement application for a Transitional Drug Add-on Payment Adjustment, or TDAPA, to CMS in September 2021. If we and our commercial partners do not successfully commercialize KORSUVA injection, we will not be able to generate revenue in the United States in the foreseeable future, or at all. Any significant delays in commercializing KORSUVA injection will have a substantial adverse impact on our business and financial condition.

Further, we cannot be certain that Oral KORSUVA (CR845/difelikefalin) or any future product candidates will be successful in clinical trials or receive regulatory approval. Regulatory authorities may interpret our data differently than we have. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

The success of our products and product candidates depends on many factors, including but not limited to:

●	successful enrollment in, and completion of, clinical trials, as well as completion of preclinical studies;
●	safety and favorable efficacy and acceptable safety data from our clinical trials and other studies;
●	receipt of additional regulatory approvals;
●	managing our reliance on sole-source third parties such as our third-party suppliers and manufacturers;
●	the performance by CROs or other third parties we may retain of their duties to us in a manner that complies with our protocols and applicable laws and that protects the integrity of the resulting data;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity;
●	ensuring we do not infringe, misappropriate or otherwise violate the valid patent, trade secret or other intellectual property rights of third parties;
●	successfully launching our product, such as KORSUVA injection, with our commercial partners, including market acceptance, and our other product candidates, if and when approved;
●	obtaining and maintaining favorable reimbursement from third-party payers for products and product candidates;
●	competition with other products;
●	post-marketing commitments, if any, to regulatory agencies following regulatory approval of our product candidates;
●	continued acceptable safety profile following regulatory approval; and
●	manufacturing or obtaining sufficient supplies of our products and product candidates that may be necessary for use in clinical trials for evaluation of our product candidates and commercialization of our products.

If we do not achieve and maintain one or more of these factors in a timely manner or at all, we could experience significant delays in our ability to, or be unable to obtain additional regulatory approvals for, and/or to successfully commercialize our products and product candidates, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with FDA’s good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced, under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Our CROs may also have relationships with other entities, some of which may be our competitors. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and preclinical programs. In addition, the operations of our CROs may be constrained or disrupted by the ongoing COVID-19 pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products and product candidates. As a result, our results of operations and the commercial prospects for our products and product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

If the manufacturers upon whom we rely fail to produce our products or product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture KORSUVA injection or any of our product candidates, and we do not currently plan to develop any capacity to do so. We currently rely, and expect to continue to rely, on third parties for the manufacture of our products for commercialization and product candidates for preclinical and clinical testing. It is our intention that by the time of additional regulatory approvals for commercialization, we will have negotiated long-term commitments with at least one primary supplier for each manufacturing and distribution function. In July 2019, we entered into a non-exclusive commercial manufacturing agreement with Patheon for KORSUVA (CR845/difelikefalin) injection and in July 2021, we entered into a commercial supply agreement with Polypeptide Laboratories S.A., or PPL, for the KORSUVA (CR845/difelikefalin) injection. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product or product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our products and product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for our products and product candidates, as well as validate methods and manufacturing processes, in order to receive and maintain regulatory approval to commercialize KORSUVA injection or any other product candidates. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the products and product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide products for commercialization and product candidates to patients in our clinical trials would be jeopardized. This could, among other things, lead to increased costs, lost revenue, damage to customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our products and product candidates and our failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for our contract manufacturers to produce our products and product candidates or components of our products and product candidates in the volumes that we require on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, we entered into the Enteris License Agreement and intend to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (CR845/difelikefalin). If we experience any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, we may experience delays in the development and commercialization of Oral KORSUVA (CR845/difelikefalin). Further, if we are unable to maintain our relationship with Enteris, we may be forced to reformulate Oral KORSUVA (CR845/difelikefalin) which could result in significantly delaying commercializing Oral KORSUVA (CR845/difelikefalin) and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA. The operations of our third-party manufacturers have been and may in the future be constrained or disrupted and their operating capacity may be reduced by the ongoing COVID-19 pandemic, which could negatively impact our clinical development and commercialization timelines.

In addition, all manufacturers of our products and product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products and product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. We have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products and product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products and product candidates, if approved. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension, delay or denial of product approval, product seizure or recall, or withdrawal of product approval.

If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and product candidates.

Even if we obtain additional regulatory approvals for our product candidates, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.

In order to successfully launch our products and product candidates and have them become profitable, we anticipate that we will have to dedicate substantial time and resources. Our ability to generate revenues from our commercialized products will depend on a number of factors, including, but not limited to:

●	achievement of broad market acceptance and coverage by third-party payers for our products;
●	our partners’ effectiveness in marketing and selling our products;
●	our ability to have manufactured commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;
●	our ability to maintain a cost-efficient organization and, to the extent we seek to do so, to collaborate successfully with additional third parties;
●	our ability to expand and maintain intellectual property protection for our products successfully;
●	the efficacy and safety of our products; and/or
●	our ability to comply with regulatory requirements, which are subject to change.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we may not be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. A failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we or our collaborators are unable to establish effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our products and product candidates, if they are approved, we may be unable to generate product revenues.

We currently do not have an internal commercial infrastructure for the marketing, sale and distribution of pharmaceutical products. In order to commercialize our product and product candidates (if approved), we must build our marketing, sales and distribution capabilities or make and maintain arrangements with third parties to perform these services. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure to the extent we choose to do so in the future. The establishment and development of our own sales force and related plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability.

In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-AP in adults undergoing hemodialysis in the U.S. We have entered into agreements with Vifor and VFMCRP to commercialize KORSUVA injection in the U.S. We are dependent on Vifor and VFMCRP to successfully commercialize KORSUVA injection with their own, or their collaborators’, sales force. We have partnered with VFMCRP to commercialize KORSUVA worldwide (if and when approved), excluding Japan (Maruishi/sub-licensee Kissei), and South Korea

(CKDP). Based on the timing of CMS review, we expect commercial launch of KORSUVA injection and associated revenues in the first half of 2022.

We, or our partners or collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event that we or our partners or our collaborators are unable to develop a marketing and sales infrastructure, we may not be able to commercialize KORSUVA injection or any of our other current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our or our partners’ or collaborators’ efforts to commercialize KORSUVA injection or our other current or future product candidates include:

●	inability to recruit, train, manage and retain adequate numbers of effective sales and marketing personnel;
●	inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing KORSUVA injection or our other current or future product candidates;
●	inability to effectively oversee a geographically dispersed sales and marketing team;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Our or our partners’ or our collaborators’ sales force and marketing teams may not be successful in commercializing KORSUVA injection or any of our other current or future product candidates.

In the event that we are unable to successfully collaborate with a third-party marketing and sales organization to commercialize any approved product candidates outside the United States, our ability to generate product revenues may be limited. To the extent that we rely on third parties to commercialize products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts.

We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research organizations. Our operating results will suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products and product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of pain and pruritus. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Among the companies that currently market or are developing therapies that, if approved, our products and product candidates may potentially compete with include: Pfizer, AbbVie, Eli Lilly, Amgen, Regeneron, Leo Pharma, Chugai and others. Additionally, the market for the prevention and treatment of PONV is highly fragmented. There are a number of different agents alone or in combination (particularly in patients with a high risk for PONV) with different mechanism of actions to try to manage PONV. If approved, I.V. CR845/difelikefalin would likely be competing within the overall PONV market, although we expect that it would primarily be utilized as an add-on therapy in patients with a higher risk of PONV. Although most of the PONV products are generically available, there is still a significant segment of high-risk patients where their PONV is not adequately managed, which can increase the hospital length of stay and add significant cost to managing a post-operative patient.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products or our current or future product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products are currently on the market for our product KORSUVA injection and some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. We expect that KORSUVA injection, and our product candidates (if approved), will be priced at a significant premium over competitive generic products.

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

To the extent that KORSUVA injection or our product candidates, if approved, do not achieve broad market acceptance, the revenues that we generate from sales will be limited.

We have never successfully commercialized a product or product candidate for any indication. KORSUVA injection and our other current or future product candidates, if approved by the appropriate regulatory authorities for marketing and sale, may not gain acceptance among physicians, hospitals, dialysis providers, patients and third-party payers. If KORSUVA injection and any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of KORSUVA injection, Oral KORSUVA (CR845/difelikefalin) and any future product candidate by physicians, hospitals, dialysis providers, patients and third-party payers will depend on a number of factors, some of which are beyond our control. The degree of market acceptance of KORSUVA injection and any of our product candidates will depend on a number of factors, including:

●	the prevalence and severity of adverse events associated with such product or product candidate;
●	limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such product candidate, that may be more restrictive than other pain management or pruritus products;
●	changes in the standard of care for the targeted indications for such product candidate, which could reduce the marketing impact of any claims that we could make following additional FDA approval, if obtained;
●	the relative convenience and ease of administration of such product or product candidate;
●	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
●	the availability of coverage and adequate reimbursement by third-party payers, such as insurance companies and other healthcare payers, and by government healthcare programs, including Medicare and Medicaid;
●	the extent and strength of our marketing and distribution of such product or product candidate;
●	the safety, efficacy and other potential advantages over, and availability of, alternative treatments already used to treat acute pain, chronic pain and/or pruritus;

●	distribution and use restrictions, if any, imposed by the FDA with respect to such product candidate or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;
●	the timing of market introduction of such product or product candidate, as well as competitive products;
●	our ability to offer such product or product candidate for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies; and
●	the clinical indications for such product or product candidate if approved.

Our and our commercial partners’ ability to effectively promote and sell KORSUVA injection and our current and future product candidates, if approved, will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto dialysis organization or hospital formularies, and our ability to obtain sufficient third-party coverage or reimbursement. Generally, before we or our commercial partners can attempt to sell a product in a hospital or dialysis provider, it must be approved for addition to that institution’s list of drugs approved for use in that institution, or formulary list. In evaluating drugs for inclusion on the formulary list, hospitals and dialysis providers evaluate a variety of factors, including cost. The frequency with which hospitals and dialysis providers add and remove drugs from their formulary lists varies from organization to organization, and institutions often require additional information prior to adding new drugs to their formulary, which may result in substantial delays in our receiving formulary approval for KORSUVA injection. Since most hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our and our commercial partners’ ability to access customers in the hospital marketplace will also depend on our ability to effectively promote KORSUVA injection and our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with KORSUVA injection and our product candidates.

In addition, the potential market opportunity for KORSUVA injection and for our product candidates is difficult to precisely estimate. Our internal estimates of the potential market opportunity for our products and product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports, assessment of competition, and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our products and product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our products and product candidates is small, and/or smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

Our and our commercial partners’ efforts to educate the medical community and third-party payers on the benefits of KORSUVA injection and our product candidates may require significant resources and may never be successful. Even if the medical community accepts that KORSUVA injection or one of our product candidates is safe and effective for its approved indications, physicians and patients may not immediately be receptive to such product or product candidate and may be slow to adopt it as an accepted treatment of pain or pruritus. It is unlikely that any future labeling approved by the FDA will contain claims that one of our products or product candidates is safer or more effective than competitive products or will permit us to promote such products or product candidate as being superior to competing products. Further, the availability of inexpensive generic forms of products for acute and chronic pain as well as pruritus may also limit acceptance of KORSUVA injection and our product candidates among physicians, patients and third-party payers. If KORSUVA injection and our current and any future product candidate, if approved, does not achieve an adequate level of acceptance among physicians, patients and third-party payers, we may not generate meaningful revenues from KORSUVA injection or our current and future product candidates, and we may not become profitable.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for KORSUVA injection or our other current and future product candidates that we may develop and may have to limit their commercialization.

We face an inherent risk of product liability lawsuits related to the sale of our products to, use of our products by, and testing of our product candidates in, seriously ill patients. For example, product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	loss of revenue from decreased demand for our products and/or product candidates;
●	impairment of our business reputation or financial stability;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	diversion of management attention and scientific resources from our business operations;
●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
●	the inability to successfully commercialize our products and/or product candidates;
●	significant negative media attention;
●	initiation of investigations by regulators or increased regulatory scrutiny;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and
●	the inability to commercialize our product candidates.

With respect to KORSUVA injection and any of our other product candidates that are approved for commercial sale, we are, and will be, highly dependent upon physician and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our financial condition or results of operations.

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit in the United States and various other coverage limits outside of the United States. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our business, operations and clinical development and regulatory timelines and plans have been, and could continue to be, adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Our business, operations and clinical development timelines and plans have been, and could continue to be, adversely affected by health epidemics in regions where we have concentrations of third-party manufacturers, clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers or CROs upon whom we rely. In response to the ongoing COVID-19 pandemic, many state, local and foreign governments have put in place, and continue to enforce in full or in part, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease and its variants. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that have negatively impacted the global economy and could disrupt our business and operations. We have implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. Moreover, our clinical development and regulatory timelines and plans could be affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment has been, and could in the future be, affected and some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if quarantines impede patient movement or interrupt healthcare services. For example, the COVID-19 pandemic has affected the initiation of certain trial sites and patient enrollment for certain of our clinical trials, including our ongoing Phase 2 clinical trials of Oral KORSUVA (CR845/difelikefalin) for NP and for the treatment of pruritus in patients with hepatic impairment due to PBC. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted. Furthermore, our third-party manufacturers may be shut-down or have difficulty meeting their contractual obligations, which may disrupt commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection. In addition, COVID-19 may cause our third-party manufacturers of KORSUVA injection to operate at reduced capacity. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of Oral KORSUVA (CR845/difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP and of CR845/difelikefalin injection in the post-operative setting. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis in the U.S. Our partner, VFMCRP, submitted an MAA to the EMA in March 2021. We have not obtained regulatory approval for our other product candidates and it is possible that none of our existing product candidates, including KORSUVA (CR845/difelikefalin) injection in the EMA and Oral KORSUVA (CR845/difelikefalin), or any product candidates we may seek to develop in the future, will ever obtain regulatory approval.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. We expect to continue to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

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

In addition, unfavorable changes in our industry or the global economy, including as a result of the ongoing COVID-19 pandemic, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our additional regulatory submissions, which could affect our ability to obtain marketing approval for any of our product candidates, including our MAA to the EMA submitted in March 2021.

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

For our approved product, KORSUVA injection, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

KORSUVA injection and any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data (if any), labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and cGCPs for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on the products, manufacturers, manufacturing facilities or manufacturing process;
●	imposition of restrictions on operations, including costly new manufacturing requirements;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products and publicity requirements;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing or regulatory approvals;
●	refusal to permit the import or export of our products;
●	product seizure, detentions or import bans; or
●	injunctions or the imposition of civil or criminal penalties.

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

When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific indications for which a product is approved. For example, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-AP in adults undergoing hemodialysis indication. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications that are not specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies on off-label use. If the FDA determines that our or our commercial partners’ promotional activities constitute promotion of an off-label use, it could request that we modify our promotional materials. Further, off-label promotion could subject us to regulatory or enforcement actions by the FDA and other agencies, including issuance of warning letters or untitled letters, suspension or withdraw an approved product from the market, mandatory or voluntary recalls, civil fines, disgorgement of money, operating restrictions, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement, injunctions or criminal prosecution, any of which could significantly harm our business.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the EU and many other jurisdictions, we or our collaborators or partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. For example, our partner, VFMCRP, submitted an MAA to the EMA in March 2021, which was accepted for review by the EMA. Although we obtained FDA approval of KORSUVA injection in the U.S., the approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our or our collaborators’ or partners’ ability to obtain approval elsewhere. We or our collaborators or partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Our products, including KORSUVA injection, may have undesirable side effects that may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales. Further, our product candidates may have serious adverse events or undesirable side effects that may limit dosing in development, delay or prevent regulatory or marketing approval.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to limit dosage in development or interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in February 2016, the FDA placed our adaptive trial of I.V. CR845/difelikefalin for postoperative pain on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L. After the safety review was completed, the FDA removed this clinical hold in April 2016 and the clinical trial was resumed in June 2016. If other concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may order us to cease further development, decline to approve the drug or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by I.V. CR845/difelikefalin or any of our other current or future product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, and in turn prevent us from commercializing and generating revenues from the sale of I.V. CR845/difelikefalin for acute post-operative pain or any other product candidate. Approval of our current or future product candidates may include aspects of product labeling that limit its commercial use, including a Boxed Warning, REMS or other limitations of use.

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

Additionally, our products, including KORSUVA injection, are subject to continuing regulatory oversight. Drugs are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. The subsequent delivery of previously unknown problems with a product, or public speculation about adverse safety events, could face a number of potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	issue warning letters;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
●	require us or our collaborators to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	impose other civil or criminal penalties;
●	impose restrictions on operations, including costly new manufacturing requirements;
●	seize or detain products or require a product recall;
●	we could be sued and held liable for harm caused to patients;
●	the sales of the product may decrease significantly; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of KORSUVA injection and the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we experience continuous delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

For example, we experienced a delay in patient enrollment for our Phase 2 clinical trial of Oral KORSUVA (CR845/difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC, and could in the future experience delays in either of our ongoing Phase 2 clinical trials as patient enrollment in both of these trials is not yet complete.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses from our inception, and although we generated net income in 2020, we anticipate that we may incur losses in the foreseeable future. Our first commercial product was only recently approved, and we may never maintain profitability.

We are an early commercial-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing KORSUVA injection and Oral CR845/difelikefalin with the goal of achieving regulatory approval and in August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis. Since inception, we have incurred significant operating and net losses. We incurred net losses of $55.1 million and $106.4 million for the nine months ended September 30, 2021 and year ended December 31, 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $447.4 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to prepare for the commercialization of KORSUVA (CR845/difelikefalin) and develop and seek marketing approval for our product candidates. Our financial results may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to our product candidates, if they are approved by the FDA, and expenses related to the commercialization of KORSUVA (CR845/difelikefalin). As a result, we expect to continue to incur significant losses for the foreseeable future as we:

●	continue the development of Oral KORSUVA (CR845/difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP;
●	explore further development of CR845/difelikefalin injection in the post-operative setting;
●	seek regulatory approvals for any other product candidate that successfully completes clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;

●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To become and remain profitable from product sales, we must succeed in developing and eventually commercializing one or more products that generate significant revenue. For example, revenues from KORSUVA injection may not be sufficient to enable us to reach profitability. In order to commercialize any additional product candidates, we will need to be successful in a range of challenging activities, including successful registration of Oral KORSUVA (CR845/difelikefalin), discovering additional product candidates and completing preclinical testing and clinical trials for those product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling approved products and product candidates for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

We commenced operations in 2004, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital and advancing our products and product candidates, including KORSUVA injection and Oral KORSUVA (CR845/difelikefalin), through clinical development. We have not yet demonstrated an ability to successfully commercialize a product. With the approval of KORSUVA injection, we will need to expand our capabilities to support commercial activities of our commercial partners. We may not be successful in adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our products and product candidates is expensive. We may need to raise additional capital to:

●	fund our operations and continue our efforts to hire additional personnel for the commercialization of KORSUVA injection;
●	qualify and outsource the commercial-scale manufacturing of our products, including KORSUVA injection, under cGMP;

●	continue the further development of Oral KORSUVA (CR845/difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP;
●	explore further development of CR845/difelikefalin injection in the post-operative setting; and
●	in-license other product candidates.

As of September 30, 2021, we believe that with our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including the milestone payments totaling $65.0 million received from Vifor and VFMCRP in October 2021, will be sufficient to fund our currently anticipated operating expenses and capital expenditures through 2023, without giving effect to any additional potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMPCRP, Maruisihi and CKDP. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, in particular the completion of our development of Oral KORSUVA (CR845/difelikefalin) for the treatment of AD-aP, NDD-CKD, CLD-PBC and NP, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

●	the success of the commercialization of KORSUVA injection and any current and future product candidates;
●	the cost and timing of manufacturing sufficient supplies of KORSUVA injection for commercialization;
●	the rate of progress and costs related to Phase 2 and Phase 3 development of Oral KORSUVA (CR845/difelikefalin) for our product candidates and other indications;
●	the rate of progress and costs for the submission and review of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the effect of competing technological and market developments; and
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.

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

Risks Related to Our Dependence on Third Parties

We are dependent on third parties to decide to utilize KORSUVA injection and to make it readily available at the point of care throughout their dialysis centers or hospitals.

In addition to extensive internal efforts, the successful commercialization of KORSUVA injection will require many third parties, over whom we have no control, to decide to utilize KORSUVA injection and to make it readily available at the point of care throughout their hospitals. These third parties include physicians, dialysis providers, pharmacists and hospital pharmacy and therapeutics committees, which are commonly referred to as P&T committees. Generally, before we can attempt to sell KORSUVA injection in a hospital or dialysis center, it must be approved for addition to that hospital or dialysis center’s list of approved drugs, or formulary list, by the institution’s P&T committee. An institutional P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various institutions varies considerably, and P&T committees often require additional information to aid in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, institutions may be concerned that the cost of acquiring KORSUVA injection for use in their institutions will adversely impact their overall pharmacy budgets, which could cause institution staff to resist efforts to add KORSUVA injection to the formulary, or to implement restrictions on the usage of the drug in order to control costs, either initially or later, when the increasing use of KORSUVA injection within their institution begins to significantly impact their budgets. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees and overcoming any financial objections raised by institution staff quickly enough to maintain and grow institutional sales of CR845/difelikefalin injection.

We rely on third parties to perform many essential services for KORSUVA injection and may do so in the future for any products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize KORSUVA injection or any other product candidate, will be significantly impacted and we may be subject to regulatory sanctions.

We retain third-party service providers to perform a variety of functions related to the sale and distribution of KORSUVA injection and may do so in the future for our other current or future product candidates, key aspects of which will be out of our direct control. These service providers provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management and cash collection, and, as a result, most of our inventory are stored at a single warehouse maintained by one such service provider. Thus, we substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we have engaged third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements related to adverse event reporting, we could be subject to regulatory sanctions.

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

Our business model is to commercialize our product and product candidates in the United States and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates in the rest of the world. We currently have license agreements with Vifor and VFMCRP (KORSUVA injection for CKD-aP in dialysis patients) as well as Maruishi and CKDP (CR845/difelikefalin - both I.V. and Oral). In addition to our existing agreements, we may enter into additional collaboration arrangements in the future on a selective basis. Our existing collaborations and future collaboration arrangements may not be successful. The success of our existing and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, the Vifor, VFMCRP, Maruishi and CKDP Agreements may be terminated by our collaborator for our breach or insolvency, each of Vifor and VFMCRP may terminate its respective agreement (in its entirety or with respect to any countries within the Territory upon written notice to us) upon the earlier of (1) acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date. Maruishi may terminate its agreement with us at will, and CKDP may terminate its agreement with us in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Collaboration and License Agreements” above. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Our current collaborations and any future collaborations we might enter into may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of our products or any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could fail to make timely regulatory submissions for a product or product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our products or product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products and product candidates, might lead to additional responsibilities for us with respect to products and product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations, including our collaboration with Maruishi, may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our current collaborations or any other collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to our product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 also apply to the activities of our collaborators in their respective jurisdictions.

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

For KORSUVA injection and any other current or future product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for their development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform or successfully commercialize our products and our business may be materially and adversely affected.

Risks Related to Legal and Compliance Matters

If we fail to comply with federal and state healthcare laws, including fraud and abuse, and transparency laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency and patients’ rights may be applicable to our business. The healthcare laws and regulations that may affect our ability, and our partners’ and collaborators’ ability, to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which regulates, among other things, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including without limitation the federal civil False Claims Act, and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval from a federal health care program (including Medicare and Medicaid);
●	Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, or Centers for Medicare & Medicaid Services, information related to payments and other transfers of value provided to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors) and

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
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; and
●	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to the pricing of certain drugs, as well as payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Pharmaceutical and other healthcare companies continue to be prosecuted under the federal false claims laws for numerous activities, including those related to research, sales, marketing and promotional programs. In addition, recent health care reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes. As a result, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in U.S. federal or state health care programs, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state transparency and fraud and abuse laws may prove costly. If any of the physicians or other healthcare providers or entities with whom we do business, including our partners or collaborators, is found not to be in compliance with applicable laws, it may be subject to significant criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

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

In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, including health plans, healthcare clearinghouses, certain healthcare providers, and their business associates and covered subcontractors that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In the event we are subject to HIPAA and we or our covered subcontractors fail to properly maintain the privacy and security of certain individually identifiable health information, or we or our covered subcontractors are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., such as similar privacy legislation in Virginia and in Colorado, which could increase our potential liability and adversely affect our business.

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

If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for KORSUVA injection or any of our other current or future product candidates, if any, or if providers choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of KORSUVA injection and our future products (if approved) will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. KORSUVA injection for the treatment of pruritus in hemodialysis patients is expected to be designated as a component of the government’s bundled reimbursement for end stage renal disease treatment.

On October 31, 2019, CMS issued a final rule that revises payment policies and rates under the End-Stage Renal Disease Prospective Payment System, or ESRD PPS, for renal dialysis services furnished to beneficiaries on or after January 1, 2020. The final rule also updates the TDAPA. In the final rule, CMS revised ESRD PPS eligibility to focus on innovative drugs and excluded certain drugs from being eligible for the TDAPA. CMS will pay the revised TDAPA adjustment, which is called the Transitional Add-on Payment Adjustment for New and Innovative Equipment and Supplies , or TPNIES, for equipment and supplies that: (1) have been designated by CMS as a renal dialysis service, (2) are new, meaning granted marketing authorization by FDA on or after January 1, 2020, (3) are commercially available by January 1 of the particular calendar year, meaning the year in which the payment adjustment would take effect, (4) have a HCPCS application submitted in accordance with the official Level II HCPCS coding procedures by September 1 of the particular calendar year, (5) are innovative, meaning they meet the substantial clinical improvement criteria specified in the Inpatient Prospective Payment System regulations and related guidance, and (6) are not capital-related assets. On November 2, 2020, CMS issued a final rule outlining its payment policies and rates under the ESRD PPS for the 2021 calendar year. In addition to the annual technical updates to the ESRD PPS, the final rule, among other things, expands eligibility under the TPNIES. In particular, the final rule provided for biannual coding cycles for new HCPCS Level II code applications, revised the definition of “new” to be three (3) years beginning on the date of FDA marketing authorization, and expanded eligibility under the TPNIES to include certain home dialysis capital-related assets. We expect KORSUVA injection will qualify for TDAPA payments for at least two years post approval. However, there is no assurance that KORSUVA injection will qualify for TDAPA payments or, even if it does, that it will be able to maintain its price established in the TDAPA period in the post-TDAPA timeframe.

Additionally, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform, or a pre-determined rate for all hospital inpatient care provided as payment in full. Because, in these instances, the amount of reimbursement that such providers receive may not be based on the actual expenses the provider incurs, providers may choose to use therapies which are less expensive when compared to our product candidates. Accordingly, KORSUVA injection or any of our other current or future product candidates, if approved, will face competition from other therapies and drugs for these limited provider financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Third-party coverage and adequate reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

In March 2010, President Obama signed the Health Care Reform Law, which includes provisions that have changed, and likely will continue to change, health care financing and the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of importance to the pharmaceutical industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	new transparency requirements under the federal Physician Payments Sunshine Act;
●	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities;
●	a licensure framework for follow-on biologic products;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	establishment of a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
●	expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance.

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Health Care Reform Law will remain in effect in its current form. Further, prior to the Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. It is also unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, and subsequent legislative amendments, including the BBA, will remain in effect until 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and commercial partners. Misconduct by such individuals could include intentional failures to:

●	comply with FDA regulations and other similar foreign regulations;
●	provide true, complete and accurate information to the FDA;
●	comply with manufacturing standards;
●	comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign laws;
●	report financial information or data accurately; or
●	disclose unauthorized activities to us.

In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off label uses of our products, structuring and commission(s), certain customer incentive programs, patient assistance programs, and other business arrangements generally. Third party misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for CR845/difelikefalin for our KORSUVA injection or other product candidates and for any other product candidates that we may develop, license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

In addition, the patentability of claims in pending patent applications covering KORSUVA injection or other CR845/difelikefalin-based product can be challenged by third parties during prosecution in the USPTO under the new AIA law of 2013, for example by third party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as Post-Grant Review, Inter-partes Reexamination, and Inter-partes Review proceedings.

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

Our ability to develop, manufacture, market and sell KORSUVA injection or any of our other current of future product candidates depends upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of pain management and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that KORSUVA injection or our other current or future product candidates may infringe. There could also be existing patents of which we are not aware that KORSUVA injection or our other current or future product candidates may inadvertently infringe.

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

The validity and enforceability of the patents and applications that cover KORSUVA injection and our CR845/difelikefalin product candidates can be challenged by competitors.

For KORSUVA injection and if Oral KORSUVA (CR845/difelikefalin) or any future product candidate is approved by the FDA, one or more third parties may challenge the patents covering these products and product candidates, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing CR845/difelikefalin, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) the patents listed in the Orange Book have expired; (2) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (3) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for CR845/difelikefalin, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

Risks Related to Employee Matters and Managing Growth

Our internal information technology systems, or those of our CROs, contract manufacturers or other contractors or consultants, may fail or suffer cybersecurity breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, commercialization efforts, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability, which could adversely affect our business.

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

Despite the implementation of cybersecurity measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, contract manufacturers and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as cybersecurity breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Cybersecurity risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, especially as more employees are working remotely, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other external parties. To the extent that any disruption or cybersecurity breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

While we have not experienced any such system failure, accident or cybersecurity breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could adversely affect our business. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development and commercialization of KORSUVA injection, if approved, could be delayed. In addition, the loss of clinical trial data could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or cybersecurity breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could adversely affect our business.

We may need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of November 4, 2021, we had 84 employees. Our management and personnel systems and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, including cyber, privacy and productivity risks, and we are carefully monitoring any impact to our internal controls and procedures.

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

Since our initial public offering in January 2014, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	delays in the commencement, enrollment and ultimate completion of our clinical trials, including our planned trials for KORSUVA (CR845/difelikefalin) injection in the post-operative setting and Oral KORSUVA;
●	any delay or refusal on the part of the FDA in approving an NDA for our other current or future product candidates;

●	the commercial success of KORSUVA injection and, if approved by the FDA, Oral KORSUVA (CR845/difelikefalin) or any future product candidates;
●	results of clinical trials of Oral KORSUVA (CR845/difelikefalin), such as our announcement of topline results from the Phase 2 clinical trial of Oral KORSUVA (difelikefalin tablets) for the treatment of moderate-to-severe pruritus in mild-to-severe AD in April 2021, or any future product candidate or those of our competitors;
●	actual or anticipated variations in quarterly or annual operating results;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets, including as a result of the ongoing COVID-19 pandemic;
●	developments concerning our sources of manufacturing supply, warehousing and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	changes in the structure of healthcare payment systems; and
●	the other factors described in this “Risk Factors” section.

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

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:

●	our or our partners’ or our collaborators’ ability to establish the necessary commercial infrastructure to successfully launch KORSUVA injection without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	the successful progress of our clinical trials for KORSUVA (CR845/difelikefalin) injection in the post-operative setting, Oral KORSUVA (CR845/difelikefalin) and other potential future product candidates;
●	whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving our other current or future product candidates, which would likely further delay any such approval;
●	our ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing KORSUVA injection or our other current or future product candidates in commercial quantities;
●	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	variations in the level of expenses related to our future development programs;
●	any product liability or intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting KORSUVA injection, Oral KORSUVA (CR845/difelikefalin), any of our future product candidates, or the product candidates of our competitors; and
●	for KORSUVA injection, and if Oral KORSUVA (CR845/difelikefalin) or any of our future product candidates receives regulatory approval, the level of underlying demand for such product and product candidate and wholesaler buying patterns.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not yet have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or KORSUVA injection or product candidates or grant licenses on terms that may not be favorable to us. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The use of our net operating loss carryforwards and research tax credits may be limited.

A portion of our net operating loss, or NOL, carryforwards and R&D tax credits may expire and not be used. As of December 31, 2020, we had federal and state NOL carryforwards of approximately $368.2 million and $273.0 million, respectively, and we also had federal and state R&D tax credit carryforwards of approximately $18.4 million and $1.8 million, respectively. Our NOL carryforwards will begin expiring in 2026 for federal purposes (to the extent such federal NOLs are generated in taxable years beginning on or before December 31, 2017) and 2027 for state purposes if we have not used them prior to that time, and our federal R&D tax credits will begin expiring in 2025 unless previously used. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely subject, in the case of tax years beginning after 2020, to a limitation of 80% of taxable income, but, except for NOLs arising in taxable years beginning after 2017 and before 2021, for which a 5-year carryback period applies, may not be carried back. It is uncertain if and to what extent various states will conform to the TCJA, as modified by the CARES Act. To the extent that we have not exchanged our Connecticut R&D tax credits for a tax refund, those tax credits carry forward indefinitely. Additionally, our ability to use any NOL and R&D tax credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of our stock of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offerings in 2015, 2017, 2018 and 2019, together with private placements and other transactions that have occurred, may have triggered such ownership changes. We conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and the amount of NOL carryforwards and R&D tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the NOL carryforwards and R&D tax credits before they expire. In addition, certain states have in the past suspended use of NOL carryforwards for certain taxable years (including without limitation legislation enacted by California in June 2020 that suspends the use of California NOLs and limits the use of California R&D tax credits for certain years), and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, limitations on our ability to use NOL carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

New or future changes to tax laws could materially adversely affect our company.

On December 22, 2017, President Trump signed into law the TCJA, which significantly amends the Internal Revenue Code of 1986, which was modified by the CARES Act. The TCJA, as modified by the CARES Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of taxable income, eliminates certain NOL carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA and CARES Act, or any other future changes in tax laws, is uncertain and our business and financial condition could be adversely affected. For example, proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us. The impact of the TCJA and CARES Act and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

10.1†#	API Commercial Supply Agreement between Cara Therapeutics, Inc. and Polypeptide Laboratories S.A.

10.2	Employment Agreement with Christopher Posner	8-K	001-36279	10.1	November 3, 2021

10.3	Separation Agreement with Derek Chalmers	8-K	001-36279	10.2	November 3, 2021

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

† Filed herewith.

# Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.

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

CARA THERAPEUTICS, INC.

Date: November 8, 2021	By	/s/ DEREK CHALMERS
Derek Chalmers, Ph.D., D.Sc.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2021	By	/s/ THOMAS REILLY
Thomas Reilly
Chief Financial Officer
(Principal Financial and Accounting Officer)