Form 10-K
period 2021-12-31
Cara Therapeutics, Inc.
filed 2022-03-01
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ◻    No  ⌧

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

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the Nasdaq Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $695,807,241. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2021 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 24, 2022 was 53,513,518.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARA THERAPEUTICS, INC.

2021 ANNUAL REPORT ON FORM 10-K

PART I

In this Annual Report on Form 10-K, the terms “we,” “us” and “our” refer to Cara Therapeutics, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections of this Annual Report on Form 10-K titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by the words “aim”, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ability to commercialize KORSUVATM (difelikefalin) injection, or KORSUVA injection, including the timing of additional regulatory submissions and approvals, and execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection;
●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Vifor (International) Ltd., or Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	risks that KORSUVA injection revenue, expenses and costs may not be as expected;
●	the performance of third-party manufacturers and clinical research organizations, or CROs;
●	risks relating to KORSUVA injection’s market acceptance, competition, reimbursement and regulatory actions;
●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, chronic liver disease associated pruritus, or CLD-aP, pruritus associated with atopic dermatitis, or AD-aP, and pruritus associated with notalgia paresthetica, or NP, markets;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for Oral KORSUVA (difelikefalin) in CKD-aP, CLD-aP, AD-aP, and NP;
●	our plans to develop and commercialize Oral KORSUVA (difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;

●	the rate and degree of market acceptance of any other future approved products;
●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (difelikefalin);
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available; and
●	the potential effects of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection.

You should refer to Part I Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are substantially dependent on the success of our product and product candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our product and product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	If the manufacturers upon whom we rely fail to produce our products or product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
●	Even if we obtain additional regulatory approvals for our product candidates, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.
●	If we or our collaborators are unable to establish effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our products and product candidates, if they are approved, we may be unable to generate product revenues.
●	Any collaboration arrangements that we are a party to, such as our collaboration with Vifor Pharma, or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
●	We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research organizations. Our operating results will suffer if we fail to compete effectively.
●	To the extent that KORSUVA injection, or our product candidates, if approved, do not achieve broad market acceptance, the revenues that we generate from sales will be limited.
●	Our business, operations and clinical development and regulatory timelines and plans have been, and could continue to be, adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.
●	The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.
●	For our approved product, KORSUVA injection, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

●	Our products, including KORSUVA injection, may have undesirable side effects that may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales. Further, our product candidates may have serious adverse events or undesirable side effects that may limit dosing in development, delay or prevent regulatory or marketing approval.
●	If we experience continuous delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have incurred significant losses from our inception, and we anticipate that we may incur losses in the foreseeable future. Our first commercial product was only recently approved, and we may never maintain profitability.
●	We are dependent on third parties to decide to utilize KORSUVA injection and to make it readily available at the point of care throughout their dialysis centers or hospitals.
●	We rely on third parties to perform many essential services for KORSUVA injection and may do so in the future for any products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize KORSUVA injection or any other product candidate, will be significantly impacted and we may be subject to regulatory sanctions.
●	We are dependent on our collaboration agreements for certain revenues, and if our commercial partners do not perform their obligations under such agreements, we could lose revenues.
●	If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for KORSUVA injection or any of our other current or future product candidates, if any, or if providers choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

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

Item 1. Business.

Overview

We are an early commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our novel KORSUVA injection is the first and only FDA-approved treatment for moderate-to-severe pruritus associated with chronic kidney disease, or CKD, in adults undergoing hemodialysis. We are developing an Oral KORSUVA (difelikefalin) formulation and plan to initiate Phase 3 programs in the first quarter of 2022 for the treatment of pruritus in patients with atopic dermatitis, or AD, and non-dialysis-dependent chronic kidney disease, or NDD-CKD. Phase 2 trials of Oral KORSUVA (difelikefalin) are ongoing in primary biliary cholangitis, or PBC, and in NP patients with moderate-to-severe pruritus.

Our mission is to be the leader in the treatment of chronic pruritus and transform the way pruritus is treated to improve the quality of life for millions of people who suffer from pruritus. Our corporate strategy is focused on changing the standard of care and advancing the scientific understanding of pruritus. With this focus, we aim to be the leader in this treatment area across many diseases, where we believe there is significant, unresolved unmet need and significant value in meeting that need. Pruritus is a medical condition and yet few if any targeted treatment options are available for patients. In our estimation, based on available literature and market research, potentially millions of patients globally, could benefit from a therapy specifically targeting chronic pruritus. Many current therapies used in the pruritus treatment algorithm target another underlying disease condition. However, these therapies do not often sufficiently address pruritus, leaving patients with poor quality of life. Chronic pruritus manifests across primarily three key disease categories or subsets, and is a key effect in numerous (1) systemic diseases, (2) dermatological diseases, and (3) neurological diseases.

Our strategy seeks to leverage and maximize the highly novel mechanism of action of our lead asset, difelikefalin, to potentially treat pruritus across all three of these key disease categories. The first step in executing our strategy was the FDA approval of KORSUVA injection for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. The approval sets in motion further plans for the impending U.S. commercial launch of KORSUVA injection, expected generation of revenue and regulatory submissions, potential future marketing approvals and commercialization in other countries.

The next step in our strategy is the ongoing late and mid-stage clinical development of an oral formulation of difelikefalin to potentially enable its use to expand across all three of the key disease categories with pruritus. A more convenient oral dosing could allow difelikefalin to reach more patients in more diseases, particularly more prevalent dermatologic, systemic, and neurologic conditions. Oral KORSUVA (difelikefalin) has the potential to significantly alter the treatment algorithm for chronic pruritus.

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis in the United States. We expect commercial launch of KORSUVA injection in April 2022 and associated revenues in the second quarter of 2022.

We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, and Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP in the U.S. under profit share agreements. We have partnered with VFMCRP to commercialize KORSUVA worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). VFMCRP is a leading nephrology commercial organization with a significant presence in nephrology offices and dialysis centers. We are launching KORSUVA injection into a highly concentrated market. The dialysis market in the U.S. is dominated by two key providers, Fresenius and Davita, which combined control about 75% of the market. In addition, about 80% of the CKD hemodialysis patients are insured by Medicare.

Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for Transition Drug Add-on Payment Adjustment, or TDAPA, and the Healthcare Common Procedure Coding System, or HCPCS, to the U.S. Center for Medicare & Medicaid Services, or CMS, in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years.

For the next phase of our strategy, we have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection. We are developing Oral KORSUVA (difelikefalin) in programs to create potential opportunities across all three disease categories with chronic pruritus. This platform of Oral KORSUVA (difelikefalin) programs is designed to significantly expand the addressable market and patient populations that might benefit from our compound. We have four clinical programs in disease areas with about 16 million potential patients: NDD-CKD associated pruritus, AD, chronic liver disease, or CLD, and NP.

Based on our completed Phase 2 trials and FDA End of Phase 2 meetings, in the first quarter of 2022, we plan to initiate two Phase 3 registrational programs of Oral KORSUVA (difelikefalin) for the treatment of pruritus, one in NDD-CKD and the other in AD.

In earlier-stage programs, we have a Phase 2 study ongoing for Oral KORSUVA (difelikefalin) in the treatment of pruritus associated with NP. NP is a common neurosensory condition and chronic pruritus is the key manifestation of NP. This condition has no FDA-approved treatments nor robust data to support the use of any single therapy. We currently anticipate a readout on this trial in the second quarter of 2022. We believe this program could provide insight on Oral KORSUVA’s (difelikefalin) potential in other chronic neuropathic pruritus conditions. In addition, we have an ongoing Phase 2 study of Oral KORSUVA (difelikefalin) for the treatment of PBC for which we currently anticipate a readout in the second half of 2022. This program could provide insight into whether Oral KORSUVA (difelikefalin) has utility in other chronic liver diseases.

We were incorporated and commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements.

Recent Developments

COVID-19 Update

The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration and the outbreak and spread of variants and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The timing of our submission of our new drug application, or NDA, to the FDA for KORSUVA injection was not affected, as we submitted the NDA in December 2020. The COVID-19 pandemic, however, has affected, and may in the future affect, the initiation of certain trial sites and patient enrollment for our ongoing Phase 2 clinical trials of Oral KORSUVA (difelikefalin) for moderate-to-severe pruritus in patients with NP, and for the treatment of pruritus in patients with hepatic impairment due to PBC. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

Vifor and VFMCRP Milestone Payments

In October 2021, after the expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, or the HSR Act, we received a $50.0 million milestone payment from Vifor and issued 3,282,391 shares of our common stock in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collaboration and License Agreements – Vifor (International) Ltd.).

Also in October 2021, we received a $15.0 million milestone payment from VFMCRP in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collaboration and License Agreements – VFMCRP).

Christopher Posner Appointed as President and Chief Executive Officer

Christopher Posner was appointed as our President and Chief Executive Officer, or CEO, effective November 9, 2021. Mr. Posner joins us from LEO Pharma, Inc., the U.S. affiliate of LEO Pharma A/S, a global leader in medical dermatology, where he was President and CEO. Mr. Posner succeeds Dr. Derek Chalmers, who transitioned to a Senior Advisor role to us.

Overview of Need in Chronic Pruritus

Pruritus, or itch, is defined as an unpleasant sensation that provokes the desire to scratch, which can range from a mild annoyance to an intractable, disabling condition. Chronic pruritus is a significant unmet need with few if any robustly efficacious or pruritus-targeting treatment options. Overall, about one in every eight people globally suffer from chronic pruritus. The condition is often under-reported by patients and often under-treated. The result is a significant and sometimes disabling impact on patients’ quality of life.

Chronic pruritus occurs in primarily three broad disease subsets: systemic diseases, dermatological diseases, and neurological diseases. Each disease category has numerous individual diseases with which chronic pruritus is associated or a key symptomatic feature of that condition.

Certain systemic diseases known to cause pruritus include endocrine and metabolic disease such as CKD and chronic liver disease like PBC, infectious disease, hematologic and lymphoproliferative diseases, visceral neoplasms and drug-induced pruritus.

Dermatological diseases known to cause pruritus include inflammatory dermatoses – such as AD, infectious dermatoses, autoimmune dermatoses, neoplasms, genodermatoses, and dermatoses of pregnancy.

Neurological diseases known to have pruritus include NP, brachioradial pruritus and post-herpetic neuralgia.

Each one of these categories and disease subsets areas has potential as an area of exploration for our lead product, difelikefalin. The unaddressed unmet need remains substantial. According to a study we conducted with IQVIA utilizing medical claims data from 2019, or the IQVIA study, approximately 23 million patients were diagnosed with diseases known to trigger chronic pruritus and received a prescription for an anti-pruritic agent such as corticosteroids, antihistamines, select antidepressants, counterirritants, bile acid sequestrants, rifampin, narcotic antagonists, and partial agonists, topical immunomodulators or gabapentin.

Role of Peripheral Kappa Opioid Receptor (KOR) Agonist in Pruritus

Recent advancements in the understanding of the biology of pruritus have led to the discovery of novel targets in the central nervous system, or CNS, and a unique pathway central to chronic pruritus. Pruritus, commonly referred to as itch, originates in the epidermis and dermal–epidermal junction and is transmitted by itch-selective sensory neuron C fibers, or pruriceptors. Some of these fibers are sensitive to histamine while others are not, and there is evidence for histamine-insensitive C fibers that are activated by numerous itch-inducing substances or pruritogens, many of which initiate signals through interaction with specific G-protein-coupled receptors. In addition, there is increasing evidence for the differential involvement of these systems in various forms of itch which may involve disease-specific pruritogens. As an example, chronic pruritus associated with kidney failure is thought to involve complex interactions among peripheral cells (T cells, mast cells, neutrophils, eosinophils, and keratinocytes) and histamine-insensitive nerve fibers, involving increased release of cytokines, proteases, and neuropeptides, interacting with multiple receptors that lead to exacerbation of itch.

These different peripheral cell types express kappa opioid receptors, or KORs, which can regulate the release of these pruritogenic substances, while the KORs on C fibers are thought to regulate their response to these pruritogens. Because KORs are expressed in peripheral tissues, there is a potential to modulate itch signals peripherally without impacting the central KORs. The itch-sensitive sensory nerve fibers transmit signals to the cell bodies in the dorsal root ganglia (that also have KORs), which send fibers to enter the spinal cord. Itch signals then ascend via the spinothalamic tract to multiple brain areas for sensory processing and interactions with cognitive and other systems. Additionally, the activation of kappa receptors via an agonist is thought to reduce itching by functionally counteracting increased mu opioid receptor activity which is suggested to be associated with some chronic forms of pruritus. Activation of the mu opioid receptor in the brain and in the peripheral nerve endings results in itching while non-selective mu opioid antagonists can inhibit itching. KOR stimulation inhibits the effects of mu receptor activation both centrally and peripherally.

Our novel compound, difelikefalin, is a highly selective, predominantly peripherally acting KOR agonist. Its design includes specific characteristics that limit entry into the CNS. As a KOR agonist, difelikefalin’s mechanism of action turns off the itch sensation by acting on the peripheral neurons responsible for sensing pruritus. In other words, difelikefalin disrupts the itch sensation of chronic pruritus at the nerve level. In addition, difelikefalin acts on KORs expressed on a range of activated immune cells to subsequently block the release of pruritogenic cytokines. A central hypothesis driving our development work is that by acting on peripheral nerves that sense pruritus, difelikefalin may be able to address pruritus regardless of the underlying disease state.

Corporate Strategy

Our mission is to be the leader in the treatment of chronic pruritus and transform the way pruritus is treated to improve the quality of life for millions of people who suffer from pruritus. Our corporate strategy is focused on changing the standard of care and advancing the scientific understanding of pruritus. The strategy seeks to leverage and maximize the highly novel, first-in-class mechanism of action - peripherally acting KOR agonist - of our lead product, difelikefalin, to potentially treat pruritus across all three of these key disease categories. Our strategic priorities are to launch and maximize the commercial potential of KORSUVA injection and to develop Oral KORSUVA (difelikefalin) to expand across all categories of pruritus, thus changing how it is treated in practice. Key elements and priorities of the strategy include:

Optimize the commercial potential of KORSUVA injection in the U.S. and, if approved, throughout the rest of the world.  In August 2021, the FDA approved KORSUVA injection as the first and only FDA-approved therapy for the treatment of moderate-to-severe pruritis associated with CKD in adults undergoing hemodialysis. It was approved under Breakthrough Therapy Designation. In December 2021, CMS granted TDAPA reimbursement status, effective April 1, 2022, for two years. Our license and collaboration agreements to commercialize KORSUVA injection, which include sales and marketing infrastructure support from our partners, are a key part of our strategic focus to maximize the potential of our product rapidly and efficiently. We expect KORSUVA injection will be available to patients for commercial use in the U.S. in April 2022 and associated revenues in the second quarter of 2022.

Advance the Oral KORSUVA (difelikefalin) platform by initiating Phase 3 programs in chronic pruritus associated with NDD-CKD and AD.  Building upon the KORSUVA injection approval in CKD-aP in adults undergoing hemodialysis, we completed Phase 2 trials for Oral KORSUVA (difelikefalin) in both NDD-CKD and AD associated pruritus and we conducted End of Phase 2 meetings with the FDA in 2021. We will initiate Phase 3 clinical trials in pruritus associated with NDD-CKD and pruritus associated with AD in the first quarter of 2022, with the goal of gaining indications in both.

Expand the Clinical Utility of Oral KORSUVA (difelikefalin) by pursuing indications for the treatment of chronic pruritus in NP and CLD.  We believe that Oral KORSUVA’s (difelikefalin) novel mechanism of action offers a portfolio in a product opportunity and has therapeutic potential in several other patient populations with neurologic-related pruritus and CLD-aP. We initiated a Phase 2 program in NP in January 2021 and expect to report top-line data in the second quarter of 2022. We also have a Phase 2 program underway for Oral KORSUVA (difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. We expect to have top-line data in the second half of 2022.

Our current product and product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (difelikefalin) injection	Pruritus CKD - Hemodialysis	• FDA approved in August 2021 • TDAPA application granted in December 2021 by CMS, effective April 2022 • EMA MAA accepted in March 2021	VFMCRP/Vifor (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
	Oral KORSUVA (difelikefalin)	Pruritus Atopic Dermatitis (AD-aP)	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (difelikefalin)	Pruritus NDD-CKD	• Phase 2 trial completed; top-line data reported	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis (PBC)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (difelikefalin)	Notalgia Paresthetica (NP)	• KOMFORT Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)

Difelikefalin – Our Lead Product

Our product candidate, difelikefalin, is a new chemical entity, which is designed to selectively stimulate kappa, rather than mu, and delta opioid receptors. Difelikefalin has been designed with specific chemical characteristics to restrict its entry into the CNS and further limit its mechanism of action to KORs in the peripheral nervous system and on immune cells. Activation of kappa receptors in the CNS is known to result in some undesirable effects, including dysphoria. Since difelikefalin modulates kappa receptor signals peripherally without any significant activation of opioid receptors in the CNS, it is generally not expected to produce the CNS-related side effects of mu opioid agonists (such as addiction and respiratory depression) or centrally-active kappa opioid agonists (such as dysphoria and hallucinations). Difelikefalin has been administered to more than 3,000 human subjects in Phase 1, Phase 2 and Phase 3 clinical trials as an I.V. infusion, bolus intravenous injection or oral capsule or tablet, and thus far has been observed to be generally well tolerated in multiple clinical trials.

Based on the non-clinical and clinical studies we have completed to date, we believe that KORSUVA injection and Oral KORSUVA (difelikefalin) for our other product candidates, if approved, would be attractive to both patients and physicians as a treatment for chronic pruritus across the spectrum of systemic, neurological, and dermatological variations of the disease.

KORSUVA Injection for Moderate-to-Severe Pruritus Associated with CKD in Adults Undergoing Hemodialysis

CKD is a clinical condition wherein progressive kidney damage leads to an impairment of kidney function over time. Primary risk factors culminating into CKD include diabetes, hypertension, cardiovascular disease, or hereditary renal disease. Early-stage disease is generally associated with few mild clinical manifestations; however, CKD can progress to kidney failure or end-stage renal disease, or ESRD, which is fatal without dialysis or transplantation. According to the National Kidney Foundation, ESRD is estimated to affect approximately 750,000 individuals per year in the U.S., of which approximately 500,000 patients undergo regular dialysis.

Chronic pruritus is one of the many comorbidities of CKD, characterized by a highly unpleasant and irritating sensation that triggers an urge to scratch the skin. CKD-aP adversely affects patient quality of life and can result in infections, sleep-deprivation, depression, and even increased risk of mortality.

CKD-aP’s intractable systemic itch has a high prevalence. According to Fresenius Medical Care, a world leading provider of products and medical care for dialysis patients, there were approximately 3.2 million patients globally undergoing dialysis in 2017. According to the Dialysis Outcomes and Practice Patterns Study published in December 2017 in the Clinical Journal of the American Society of Nephrologists, it is estimated that nearly 70% of these patients suffer from some form of CKD-aP with approximately 40% of these patients experiencing moderate to severe pruritus.

KORSUVA Injection Approved by the FDA in August 2021

KORSUVA injection was approved by the FDA on August 23, 2021 and is the first and only product approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adult patients undergoing hemodialysis. KORSUVA injection is not scheduled as a controlled substance. The clinical development program was the largest in CKD-aP patients undergoing hemodialysis with over 1,300 patients participating.

In June 2017, the FDA granted Breakthrough Therapy Designation to KORSUVA injection for the treatment of CKD-aP in hemodialysis patients. The KORSUVA injection NDA received Priority Review by the FDA, which is granted to therapies that, if approved, would offer significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications.

KORSUVA injection is the first and only FDA-approved product in the United States to treat CKD-aP in adults undergoing hemodialysis. There are no approved products in Europe to treat CKD-aP. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants and others with limited efficacy and tolerability. There is one product, nalfurafine (Remitch®) marketed by Toray Industries, approved to treat CKD-aP in Japan, but not approved in either the U.S. or Europe.

In October 2020, we entered into a license agreement with Vifor pursuant to which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States.

Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years. CMS expressed in its written communication to us and Vifor Pharma, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection.

Commercialization of KORSUVA injection in the U.S is planned for April 2022 with associated revenues in the second quarter of 2022.

Clinical Results

KORSUVA injection was approved by the FDA on August 23, 2021 and is the first and only product approved for the treatment of moderate-to-severe pruritus associated with CKD in adult patients undergoing hemodialysis.

It was approved based on the NDA filing that was supported by positive data from two pivotal Phase 3 trials – KALMTM-1, conducted in the U.S., and the global KALM-2 trial, as well as supportive data from an additional 32 clinical studies. KORSUVA injection was found to be generally well tolerated in the pivotal studies highlighted below.

In April 2020, we announced positive top-line results from our KALM-2 pivotal Phase 3 trial of KORSUVA injection in hemodialysis patients with moderate-to-severe CKD-aP. The trial met the primary and key secondary endpoints after 12 weeks of treatment. The study met the primary efficacy endpoint with 54% of the patients receiving 0.5 mcg/kg of KORSUVA injection versus 42% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itching intensity numeric rating scale, or NRS, Table of Contents 11 score at week 12 (p= 0.02). The study also met the key secondary endpoint with 41% of patients receiving KORSUVA injection achieving a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 versus 28% for patients receiving placebo (p= 0.01). In this trial, KORSUVA injection was generally well-tolerated with a safety profile consistent with that seen in KALM-1 and the KORSUVA clinical program in patients with CKD-aP.

Overall, the incidence of adverse effects, or AEs, and serious AEs were similar across both KORSUVA injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (8.1% KORSUVA vs 5.5% placebo), falls (6.8% KORSUVA vs 5.1% placebo), vomiting (6.4% KORSUVA vs 5.9% placebo), nausea (6.4% KORSUVA vs 4.2% placebo) and dizziness (5.5% KORSUVA vs 5.1% placebo).

In May 2019, we announced positive results from the double blinded phase of our KALM-1 pivotal Phase 3 efficacy trial of KORSUVA injection for the treatment of CKD-aP in patients undergoing hemodialysis. The trial met the primary and all secondary endpoints after 12 weeks of treatment. The study met the primary efficacy endpoint with 51% of the patients receiving 0.5 mcg/kg of KORSUVA injection versus 28% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itching intensity NRS score at week 12 (p= 0.000019). The study also met all secondary endpoints, including assessment of itch-related quality of life changes measured using self-assessment Skindex-10 (patients receiving KORSUVA experienced 43% improvement versus patients receiving placebo, p= 0.0004) and 5-D Itch scales (patients receiving KORSUVA experienced 35% improvement versus patients receiving placebo, p= 0.0009). In addition, 39% of patients receiving KORSUVA injection achieved a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 versus 18% for patients receiving placebo (p= 0.000032), another key secondary endpoint. In this trial, KORSUVA injection was generally well-tolerated with a safety profile consistent with that seen in earlier trials.

Overall, the incidence of AEs and serious AEs were similar across both KORSUVA injection and placebo groups. The most common treatment emergent AEs reported in greater than 5% of patients were diarrhea (9.5% KORSUVA vs 3.7% placebo), dizziness (6.9% KORSUVA vs 1.1% placebo), vomiting (5.3% KORSUVA vs 3.2% placebo) and nasopharyngitis (3.2% KORSUVA vs 5.3% placebo).

Update on KORSUVA injection outside the U.S.

Our partner, VFMCRP, submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in March 2021, which was subsequently accepted for review by the EMA. If approved by the EMA, KORSUVA injection would receive marketing authorization in all member states of the European Union, or EU, as well as in Iceland, Liechtenstein, and Norway. The EMA’s decision on the EU MAA is expected in the second quarter of 2022.

In addition, our partner in Japan, Maruishi, announced positive Phase 3 top-line data in January 2022. Maruishi and its sublicensee Kissei confirmed the primary endpoint was achieved in a Japanese Phase 3 clinical study (double-blind, placebo-controlled period) of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In the Phase 3 study, 178 patients were administered difelikefalin or placebo for 6 weeks followed by an open-label extension period of difelikefalin administration for 52 weeks. The primary endpoint, change in itch NRS score, and the secondary endpoint, change in itching scores of Shiratori severity criteria, were significantly improved from baseline compared to the placebo group. Difelikefalin was well-tolerated.

VFMCRP has submitted a marketing application for KORSUVA injection via the Access Consortium (which also includes applications to Canada, Switzerland, Australia, and Singapore) in the second quarter of 2021. Decision on this application is expected in the second quarter of 2022.

Oral KORSUVA (difelikefalin) Programs

Oral KORSUVA (difelikefalin) for Treatment of Non-Dialysis-Dependent Chronic Kidney Disease (NDD-CKD) Associated Pruritus

CKD-aP (also known as uremic pruritus) is a frequent and wearisome symptom in patients with NDD-CKD (Stage I – V). We are initiating a Phase 3 program with Oral KORSUVA (difelikefalin) for the treatment of pruritus in NDD-CKD, specifically in patients diagnosed with Stage IV and V CKD. There are approximately 1.2 million patients diagnosed with Stage IV and Stage V CKD in the United States and approximately 300,000 of these patients suffer from moderate-to-severe pruritus.

There are no FDA-approved treatment options specifically for this indication in the U.S. or Europe. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants, and others with varying degrees of success. There is one product, nalfurafine (Remitch®) marketed by Toray Industries, approved to treat CKD-aP in Japan, but not approved in either the U.S. or Europe.

In December 2019, we announced top-line data from our Phase 2 trial of Oral KORSUVA (difelikefalin) for the treatment of pruritus in NDD–CKD patients diagnosed with Stage III – V CKD. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12-week trial was designed to evaluate the safety and efficacy of three tablet strengths (0.25 mg, 0.5 mg and 1 mg, once daily administration) of Oral KORSUVA (difelikefalin) versus placebo in approximately 240 stage III - V (moderate-to-severe) CKD patients with moderate-to-severe pruritus. The primary efficacy endpoint was the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 12 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 12, as assessed by the total Skindex-10 and 5-D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 12.

Patients treated with the 1 mg tablet strength of Oral KORSUVA (difelikefalin) achieved the primary endpoint of statistically significant reduction in weekly mean of the daily worst itching NRS scores vs. placebo after the 12-week treatment period (-4.4 difelikefalin vs. -3.3 placebo, p=0.018). The treatment was statistically significant after two weeks of treatment and sustained through the 12-week treatment period. Regarding secondary endpoints, the proportion of patients on 1 mg tablet strength achieving a 3 point or greater improvement from baseline in the weekly mean of the daily worst itching NRS score at week 12 was 72% vs. 58% for placebo but did not achieve statistical significance. Furthermore, patients on 1 mg tablet strength showed positive improvements vs. placebo in itch quality of life endpoints as measured using self-assessment Skindex-10 and 5-D Itch scales but did not achieve statistical significance.

Oral KORSUVA (difelikefalin) was generally well-tolerated with a safety profile consistent with that seen in earlier KORSUVA clinical trials. Overall, the incidence of treatment AEs were similar across difelikefalin and placebo groups. The most common AEs reported in >5% of patients in the 1 mg difelikefalin group vs. placebo were dizziness (7.5% difelikefalin vs. 0% placebo), fall (6% difelikefalin vs. 0% placebo), diarrhea (6% difelikefalin vs. 1.5% placebo) and constipation (6% difelikefalin vs. 3% placebo).

In April 2021, we held an End of Phase 2 Meeting with the FDA to discuss the results of the Phase 2 trial of Oral KORSUVA (difelikefalin) in NDD CKD-aP and the potential Phase 3 program. The FDA indicated the acceptability of Stage V pre-dialysis CKD patients as a viable patient population for a program. In November 2021, the FDA provided written guidance indicating the patient population can be expanded to include the group of Stage IV pre-dialysis patients with advanced CKD in a registration program consisting of two pivotal Phase 3 clinical trials.

We expect to initiate the Phase 3 NDD CKD-aP program in the first quarter of 2022.

Oral KORSUVA (difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

AD is a chronic, pruritic inflammatory dermatosis that affects up to 25% of children and 2% to 5% of adults. Chronic pruritus is one of the defining features of AD. The itch is so common in AD that AD is often described as the itch that rashes. The point prevalence of chronic pruritus ranges between 87% to 100% in AD. According to a study published in Allergy in 2018, the point prevalence in adults in the U.S. is 4.9%, or approximately 12 million adults. Both quality of life and psychosocial well-being are known to negatively correlate with itch severity. The associated psychosocial morbidity of this distressing symptom includes sleep disruption, depression, agitation, anxiety, altered eating habits, reduced self-esteem and difficulty concentrating.

Additionally, AD patients can be segmented into groups based on the severity of their skin lesions as well as the severity of their itch. In a study published in Annals of Allergy, Asthma Immunology in 2021, it was found that nearly 25% of AD patients had mild-to-moderate lesions but still had severe pruritus. This “itch dominant” AD phenotype has a significant unmet medical need as their skin lesions have been controlled, but their severe itch has persisted. Most times, these patients have tried available agents (i.e., topical therapies, including corticosteroids, antihistamines) to control pruritus related to their AD unsuccessfully resulting in a significant patient population that needs a new oral agent for pruritus relief.

In April 2021, we announced top-line data from our Phase 2 KARE clinical trial. The KARE Phase 2 trial was a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of Oral KORSUVA (difelikefalin) for moderate-to-severe pruritus in 401 adult subjects with AD-aP. KARE enrolled 64% of patients characterized as mild-to-moderate (BSA<10%) and 36% falling into the moderate-to-severe category (BSA>10%). Subjects were randomized to three tablet strengths of Oral KORSUVA (difelikefalin): 0.25 mg, 0.5 mg and 1 mg taken twice daily (BID) versus placebo for 12 weeks followed by 4 weeks of an active extension phase. A prespecified interim conditional power assessment was conducted after approximately 50% of the originally targeted patient number completed the designated 12-week treatment period. Based on the Independent Data Monitoring Committee’s recommendation, the sample size for each of the 0.5 mg dose and placebo groups were increased, taking the total trial size up by 28%.

KARE’s primary efficacy endpoint was change from baseline in the weekly mean of the daily 24-hour Itch NRS score at week 12 of the treatment period for the intent to treat, or ITT, population. Although no dose group met this endpoint, a statistically significant improvement from baseline was evident as early as week 1 for the 1 mg dose group, which was sustained through 75% of the treatment period.

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

Prespecified analysis by disease severity indicated a statistically significant improvement in the 4-point Responder Analysis in the mild-to-moderate (BSA<10%) patient population with 33% of difelikefalin-treated patients achieving a ≥4-point reduction in NRS at Week 12 versus 19% in the placebo group for the 0.5 mg dose (p=0.046). All doses performed similarly (0.25 mg, 0.5 mg, and 1 mg) versus placebo.

Oral KORSUVA (difelikefalin) was generally well-tolerated across all doses.

We conducted an End of Phase 2 Meeting with the FDA in the third quarter of 2021 and aim to initiate a Phase 3 program for the treatment of pruritus in AD patients in the first quarter of 2022.

Oral KORSUVA (difelikefalin) for Treatment of Moderate-to-Severe Pruritus Associated with Notalgia Paresthetica (NP)

NP is a common, neurosensory condition caused by alteration and damage to thoracic spinal nerves and is characterized by chronic pruritus in the upper back. It is estimated that chronic pruritus affects up to 13% of the United States population. NP falls within the subcategory of chronic neuropathic pruritus which comprises approximately 8% of all cases of chronic pruritus. According to the IQVIA study, an estimated 1 million patients were diagnosed by dermatologists with ICD10 codes commonly used for NP in the United States.

There are no FDA-approved treatments for NP. The management of NP is challenging and conventional treatments for pruritus, such as antihistamines and topical steroids, are largely ineffective.

In January 2021, we initiated a Phase 2 randomized, double-blind, placebo-controlled trial that is designed to evaluate the efficacy and safety of Oral KORSUVA (difelikefalin) for moderate-to-severe pruritus in approximately 120 adult subjects with NP. Subjects were randomized to receive Oral KORSUVA (difelikefalin) 2 mg twice daily versus placebo for eight weeks followed by a 4-week active extension period and follow-up visit approximately 14 days after the last dose of the study. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 8 of the treatment period. Secondary endpoints include improvement in itch-related quality of life assessed by the change from baseline to Week 8 and a change from baseline in itch-related sleep disturbance subscale measured by the itch medical outcomes study at week 8.

We currently aim to have top-line data in the second quarter of 2022.

Oral KORSUVA (difelikefalin) for Treatment of Chronic Liver Disease-Associated Pruritus (CLD-aP)

Pruritus develops in association with chronic liver diseases including hepatitis, liver cirrhosis, and PBC. It is estimated that approximately 6 million patients were diagnosed with CLD in 2019 in the United States and approximately 3 million patients received a prescription for an anti-pruritic. There are no FDA-approved therapies for pruritus associated with CLD, including PBC. Current antipruritic therapies, primarily antihistamines and corticosteroids as well as other therapies tried off-label, are largely ineffective in treating the disease and/or can produce significant side effects.

We are currently evaluating Oral KORSUVA (difelikefalin) in PBC for which it has been estimated that 70% of patients experience pruritus to initially establish the proof-of-concept in CLD-aP.

In June 2019, we announced the initiation of a Phase 2 trial of Oral KORSUVA (difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of a 1 mg tablet of Oral KORSUVA (difelikefalin) taken twice daily versus placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itching NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itching NRS score at week 16. We continue to screen patients in this ongoing Phase 2 trial and, primarily due to the ongoing effects of the COVID-19 pandemic on patient enrollment, we currently aim to have top-line data in the second half of 2022.

Intravenous Difelikefalin for Treatment of Acute Postoperative Pain (PONV)

We have also investigated difelikefalin for the treatment of pain in an acute care setting. Difelikefalin is designed to provide pain relief without stimulating mu opioid receptors and therefore potentially without mu opioid-related side effects, such as nausea, vomiting, respiratory depression and euphoria.

In June 2018, we reported positive top-line data from the adaptive Phase 2/3 post-operative pain trial of I.V. difelikefalin in patients undergoing abdominal surgeries. At the higher dose of 1 mcg/kg dose, I.V. difelikefalin demonstrated statistically significant reductions in pain intensity compared to placebo at all pre-specified post-operative assessment periods. Additionally, I.V. difelikefalin treatment resulted in statistically significant reductions in the incidence of post-operative nausea and vomiting over the 24-hour period post-surgery for both the lower and higher doses of 0.5 and 1 mcg/kg, respectively.

At this time, we have de-prioritized this program as part of our strategy to focus on pruritus.

Collaboration and License Agreements

Vifor (International) Ltd. (Vifor)

In October 2020, we entered into a license agreement, or the Vifor Agreement, with Vifor under which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (difelikefalin) injection in the United States.

Under the terms of the Vifor Agreement, we received from Vifor an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of our common stock. The purchase of our common stock was governed by a separate stock purchase agreement, or the Vifor Stock Purchase Agreement.

After U.S. regulatory approval of KORSUVA injection in August 2021, we received an additional $50.0 million in October 2021 for the purchase of an aggregate of 3,282,391 shares of our common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of our common stock on the date of the achievement of the milestone of $5.0 million was included as license and milestone fees revenue for accounting purposes for the year ended December 31, 2021. In addition, pursuant to the Vifor Agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

We retain the right to make and have made KORSUVA injection, on a non-exclusive basis, in the United States for commercial sale of KORSUVA injection for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients anywhere in the world and for supply of KORSUVA injection to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in September 2021. The supply price is our cost of goods sold, or COGS, as calculated under generally-accepted accounting principles in the United States, or GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement.

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

The Vifor Agreement will continue in effect until its expiration upon the cessation of commercial sale of KORSUVA injection in the United States by Vifor and its affiliates and sublicensees, or until the earlier termination of the Vifor Agreement.

In connection with the Vifor Agreement, the parties entered into a separate stock purchase agreement, or the Vifor Purchase Agreement, governing the issuance of our common stock to Vifor. Pursuant to the Vifor Purchase Agreement, Vifor will not, and will not cause any direct or indirect affiliate to, during the period beginning on October 15, 2020 and ending at the close of business on October 15, 2022, or the Restricted Period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock (including without limitation, common stock or such other securities which may be deemed to be beneficially owned by Vifor in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant) owned by Vifor as of the date hereof or acquired prior to the end of the Restricted Period (collectively with the common stock, referred to as the Lock-Up Securities, except any such sale, option or contract by and between Vifor and one of its affiliates (including Vifor Pharma Group Ltd. or VFMCRP), (ii) enter into any hedging, swap or other agreement or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Lock-Up Securities, in cash or otherwise, (iii) make any demand for or exercise any right with respect to the registration of any Lock-Up Securities, or (iv) publicly disclose the intention to do any of the foregoing.

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

Vifor Fresenius Medical Care Renal Pharma Ltd. (VFMCRP)

In May 2018, we entered into a license agreement, or the VFMCRP Agreement, with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, under which we granted VFMCRP a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retain full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the U.S. except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where we and VFMCRP will promote KORSUVA injection under a profit-sharing arrangement.

Upon entry into the VFMCRP Agreement, VFMCRP made a non-refundable, non-creditable $50 million upfront payment to us and Vifor purchased 1,174,827 shares of our common stock for $20 million, at a premium for the price of $17.024 per share, which represented a premium over a pre-determined average closing price of our common stock. The purchase of our common stock was governed by a separate stock purchase agreement.

After U.S. regulatory approval of KORSUVA injection in August 2021, we received a $15.0 million regulatory milestone payment in October 2021, which was recorded as license and milestone fees revenue for the year ended December 31, 2021 (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

We are eligible to receive from VFMCRP additional regulatory and commercial milestone payments in the aggregate of up to $455.0 million, consisting of up to $15.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, we and VFMCRP will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by us.

We retain the right to make and have made KORSUVA (difelikefalin) injection worldwide (excluding the United States, Japan and South Korea), or the Territory, for commercial sale by VFMCRP in or outside the Territory, and for supply of KORSUVA (difelikefalin) injection to VFMCRP under the terms of a supply agreement, or the VFMCRP Supply Agreement, which was executed in May 2020. The supply price is our COGS, as calculated under GAAP, plus an agreed upon margin. The VFMCRP Supply Agreement will co-terminate with the VFMCRP Agreement.

Maruishi Pharmaceutical Co., Ltd. (Maruishi)

In April 2013, we entered into a license agreement with Maruishi, or the Maruishi Agreement, under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop difelikefalin and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

In January 2022, Maruishi and its sublicensee Kissei confirmed the primary endpoint was achieved in a Japanese Phase 3 clinical study (double-blind, placebo-controlled period) of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In the Phase 3 study, 178 patients were administered difelikefalin or placebo for 6 weeks followed by an open-label extension period of difelikefalin administration for 52 weeks. The primary endpoint, change in itch NRS score, and the secondary endpoint, change in itching scores of Shiratori severity criteria, were significantly improved from baseline compared to the placebo group. Difelikefalin was well-tolerated.

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of December 31, 2021, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Chong Kun Dang Pharmaceutical Corporation (CKDP)

In April 2012, we entered into a license agreement with CKDP, or the CKDP Agreement, under which we granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in South Korea. CKDP is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in South Korea. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before

South Korean withholding taxes). During the year ended December 31, 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As of December 31, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product. Either we or CKDP may terminate the CKDP Agreement for the other party’s breach of the CKDP Agreement or bankruptcy. CKDP may terminate the CKDP Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKDP, or a third party commercializes a product containing a compound identical to difelikefalin without infringing any of the licensed patent rights in South Korea. We may terminate the CKDP Agreement if CKDP challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims difelikefalin and CKDP’s sale of products would infringe that patent. In addition, in connection with the CKDP Agreement, CKDP made a $0.4 million equity investment in our company.

Manufacturing and License Agreements

Polypeptide Laboratories S.A. (PPL)

In July 2021, we entered into an Active Pharmaceutical Ingredient, or API, Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of API for the difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to us, in the amounts as set forth in purchase orders to be provided by us. We will be required to purchase our requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the NDA for KORSUVA injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five-year periods unless either party gives notice to the other party of its intention to terminate.

Enteris Biopharma, Inc. (Enteris)

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the years ended December 31,

2021 and 2020, we paid $15.0 million and $5.0 million, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement, which were recorded in R&D expense for the respective periods.

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

In August 2019, in connection with the Enteris License Agreement, we entered into the Enteris Purchase Agreement with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which we issued and sold to Purchaser 170,793 shares of our common stock in a private placement. Such shares were issued in satisfaction of the $4.0 million portion of the upfront fee payable in shares of our common stock pursuant to the Enteris License Agreement and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of our common stock on August 20, 2019. Pursuant to the Enteris Purchase Agreement, we effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, which included the filing of a registration statement with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by us.

Patheon UK Limited (Patheon)

In July 2019, we entered into a Master Manufacturing Services Agreement, or MSA, with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

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

Also in July 2019, we entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of difelikefalin injection, our lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from API supplied by us. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

Sales and Marketing

In executing our strategy, our goal is to commercialize KORSUVA injection in the dialysis setting by partnering with out-licensing agreements, and to maintain significant control over the development process and commercial execution for the oral formulation of difelikefalin, if approved.

We have executed out-licensing agreements on KORSUVA injection in the dialysis setting in the United States and the rest of the world. Per the terms of the associated licensing agreement, Vifor Pharma will commercialize KORSUVA injection, and we will not be incurring costs for commercializing in the United States as we will be relying on sales and marketing infrastructure support from our partner.

For Oral KORSUVA (difelikefalin), we plan to develop and commercialize our drug candidate in pruritus indications, such as CKD-aP, AD, and potentially others, on our own in the United States, while exploring partnerships for development and commercialization in geographical territories outside the United States.

In 2015, we commissioned a qualitative market research study of nephrologists to evaluate the commercial potential of KORSUVA injection for CKD-aP. The study suggests KORSUVA injection would be well received by nephrologists, once approved. The key findings from the study were:

●	There is a clear unmet need to manage CKD-aP among dialysis patients.
●	Currently, there are no effective options for severe CKD-aP.
●	KORSUVA injection demonstrates strong efficacy for CKD-aP.
●	KORSUVA injection can easily be incorporated into dialysis sessions.

As a result, we believe that KORSUVA injection is well positioned to address the unmet needs for hemodialysis patients suffering from CKD-aP.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions and novel formulations of these compositions, as well as methods of using difelikefalin. We own the patent portfolio of eighteen issued U.S. patents covering KOR agonists, sixteen of which cover composition of matter of difelikefalin and its uses; six of these include composition of matter claims directed to difelikefalin, and ten patents include claims to its uses. All of these U.S. patents covering difelikefalin and its uses are expected to expire no earlier than November 12, 2027. Additionally, three U.S. patents have been granted with claims to difelikefalin-like dimer compounds and their uses. We have filed patent applications in the U.S. and internationally claiming novel oral formulations of difelikefalin. One U.S. patent with claims to oral formulations of difelikefalin has been granted and is expected to expire no earlier than September 13, 2039. Related U.S. and foreign applications, if granted, would also be expected to expire no earlier than September 13, 2039. We have also filed U.S. and foreign patent applications for additional formulations of difelikefalin, which if granted, would be expected to expire no earlier than March 18, 2040. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Difelikefalin

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes eighteen issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894; 8,536,131; 8,906,859; 8,951,970; 9,321,810; 9,334,305; 9,359,399; 10,017,536; 10,138,270; 10,793,596; 10,913,769 and 11,033,629) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including difelikefalin and related molecules, as well as methods of using these compounds. These patents claiming difelikefalin compositions are due to expire November 12, 2027.

We have listed twelve of the patents claiming difelikefalin acetate and/or its uses in the Orange Book, a listing of patents relating to approved drug products maintained by the FDA. Difelikefalin acetate has been awarded a five-year exclusivity from the approval date, i.e. until August 23, 2026, prohibiting the FDA from accepting an application for approval of a difelikefalin product from a generic manufacturer until after the exclusivity period expires. In addition, we have also submitted an application for a patent term extension of one of our difelikefalin U.S. patents, which if granted for the full five-year extension requested, would extend the patent term to November 12, 2032.

Foreign applications relating to difelikefalin and related molecules, as well as methods of using these compounds, were filed in more than 40 foreign countries. National patents have been granted in 27 European countries, as well as in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Russian Federation, Singapore, South Africa and South Korea. These granted foreign patents with claims to difelikefalin are due expire no earlier than November 12, 2027.

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

There are a large number of companies developing or marketing therapies for the indications that we are pursuing. Many of our competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly greater experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of competitors. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We also compete with these companies in recruiting and retaining qualified scientific personnel and establishing clinical trial sites and patient registration for clinical trials.

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

If our product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the therapies and currently marketed drugs discussed below:

KORSUVA Injection - Uremic Pruritus or CKD-aP. KORSUVA injection was approved on August 23, 2021 for the management of CKD-aP in adult hemodialysis patients. Currently, there are no approved products for management of CKD-aP in the United States. However, there are many products that are used to help manage CKD-aP. The most common of these agents are anti-itch creams and emollients as well as oral or injectable antihistamines. All of these products have limited degrees of efficacy and are available generically. Additionally, patients may try several other agents such as gabapentin or naltrexone, generally with limited success or therapies such as UVB light therapy with limited availability.

Because of the substantial unmet need for products that are safe and effective in CKD-aP, there are other companies that either were in the past or are currently involved in the discovery, development, and/or marketing of such products for CKD-aP or related conditions. Some of such product candidates or products include nemolizumab from Galderma, nalbuphine from Trevi Therapeutics and Remitch® or nalfurafine from Toray Industries.

Oral KORSUVA (difelikefalin) – Chronic Kidney Disease-Associated Pruritus (CKD-aP) and Chronic Liver Disease-Associated Pruritus (CLD-aP). We are developing Oral KORSUVA (difelikefalin) for the management of moderate-to-severe chronic pruritus conditions like CKD-aP or CLD-aP. There are currently no products approved in the United States for CKD-aP or CLD-aP. The market for the management of moderate-to-severe chronic pruritus is highly fragmented and includes numerous generic products, including oral formulations of corticosteroids and antihistamines. The most common corticosteroids and antihistamines are available generically. Because of the size and untapped potential of the chronic pruritus market and the substantial unmet need for products that are safe and effective, there are other companies involved in the discovery, development, and/or marketing of new products for pruritus.

Oral KORSUVA (difelikefalin) – Atopic Dermatitis (AD)-Associated Pruritus. We are developing Oral KORSUVA (difelikefalin) for the management of moderate-to-severe chronic pruritus associated with AD. There are currently several products specifically approved in the United States to treat AD and the itching associated with it: Dupixent (dupilumab), Eucrisa (crisaborole), Opzelura (ruxolitinib), Adbry (tralokinumab-ldrm), Rinvoq (upadacitinib) and Cibinqo (abrocitinib). Additionally, the market for the management of mild-to-moderate and moderate-to-severe AD includes numerous generic products, including topical and oral formulations of corticosteroids and antihistamines. Because of the size and untapped potential of the AD market, there are other companies involved in the discovery, development, and/or marketing of new products for pruritus. Multiple companies are studying IL-13 inhibitors (e.g. lebrikizumab), IL-31 inhibitors (e.g. nemolizumab), JAK inhibitors (e.g. baricitinib) and OX40 inhibitors for treatment of AD.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture for KORSUVA injection and if our product candidates receive marketing approval. We have negotiated long-term commitments with at least one primary supplier for our primary manufacturing and distribution functions. We have entered into a commercial manufacturing agreement with Patheon for KORSUVA injection, a commercial supply agreement with PPL to produce API, and a commercial packaging agreement with PCI Pharma Services.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as KORSUVA injection. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	submission to the FDA of an IND which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or cGCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine cGCP compliance; and
●	FDA review and approval of the NDA.

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

Additionally, federal transparency laws, including the federal Physician Payments Sunshine Act created under Section 6002 of the Health Care Reform Law and its implementing regulations, require that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at their request or designation. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members.

There are also an increasing number of analogous state laws that require manufacturers to file reports with states on pricing and marketing information, such as tracking and reporting of gifts, compensations, other remuneration and items of value provided to healthcare professionals and healthcare entities. For example, several states have enacted legislation requiring pharmaceutical companies to, among other things, establish and implement commercial compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Coverage and Reimbursement Generally

The commercial success of KORSUVA injection and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels. In the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. In addition, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform, or a predetermined rate for all hospital inpatient care provided as payment in full. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Sales of KORSUVA injection and our product candidates to the extent approved will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payers. Further, assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. KORSUVA injection is expected to be designated as a component of the government’s bundled reimbursement for ESRD treatment.

Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years.

Third-party payers are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Additionally, third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Therefore, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. KORSUVA injection and any of our product candidates, to the extent they receive approval, may not be considered medically necessary or cost-effective. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, and one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of KORSUVA injection and any approved product candidates.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Health Care Reform Law will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. It is possible that the Health Care Reform

Law will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

In the United States, the EU, and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

These and other healthcare reform initiatives may result in additional reductions in Medicare payments and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for KORSUVA injection and our product candidates once they are approved. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Employees and Human Capital

As of February 24, 2022, we had 84 employees, of whom 24 hold PharmD, PhD or MD degrees or the foreign equivalent. All of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our business depends on the successful development, regulatory approval and commercialization of our product, KORSUVA injection, and product candidates. In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis. Our partner, VFMCRP, submitted an MAA to the EMA in March 2021, which was accepted for review by the EMA. If approved, KORSUVA injection would receive marketing authorization in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. The EMA’s decision on the EU MAA is expected in the second quarter of 2022; however, we cannot assure you that the results of our trials will successfully support the additional regulatory applications for approval. Our ability to generate product revenues in the near term is dependent on our and our commercial partners’ ability to successfully commercialize KORSUVA injection. Although during the year ended December 31, 2021 we recognized commercial supply revenue of $0.7 million from the sale of KORSUVA injection to Vifor, we currently generate no revenues from sales of any products, and we may never be able to develop or successfully commercialize a marketable product.

KORSUVA injection in the U.S. will require marketing efforts by our commercial partners before we generate any revenues from product sales. For example, we submitted required documents to CMS to ensure timely reimbursement and patient access to KORSUVA injection. Vifor Pharma Group submitted the application for a HCPCS reimbursement code and the payment reimbursement application for a TDAPA to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years. CMS expressed in its written communication to us and Vifor Pharma, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. However, there is no assurance that KORSUVA injection will be able to maintain its price established in the TDAPA period in the post-TDAPA timeframe. If we and our commercial partners do not successfully commercialize KORSUVA injection, we will not be able to generate revenue from sales of any products in the United States in the foreseeable future, or at all. Any significant delays in commercializing KORSUVA injection will have a substantial adverse impact on our business and financial condition.

Further, we cannot be certain that Oral KORSUVA (difelikefalin) or any future product candidates will be successful in clinical trials or receive regulatory approval. Regulatory authorities may interpret our data differently than we have. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We do not manufacture KORSUVA injection or any of our product candidates, and we do not currently plan to develop any capacity to do so. We currently rely, and expect to continue to rely, on third parties for the manufacture of our products for commercialization and product candidates for preclinical and clinical testing. It is our intention that by the time of additional regulatory approvals for commercialization, we will have negotiated long-term commitments with at least one primary supplier for each manufacturing and distribution function. In July 2019, we entered into a non-exclusive commercial manufacturing agreement with Patheon for KORSUVA (difelikefalin) injection and in July 2021, we entered into a commercial supply agreement with Polypeptide Laboratories S.A., or PPL, for the KORSUVA (difelikefalin) injection. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product or product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our products and product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for our products and product candidates, as well as validate methods and manufacturing processes, in order to receive and maintain regulatory approval to commercialize KORSUVA injection or any other product candidates. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our products and product candidates and our failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for our contract manufacturers to produce our products and product candidates or components of our products and product candidates in the volumes that we require on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, we entered into the Enteris License Agreement and intend to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (difelikefalin). If we experience any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, we may experience delays in the development and commercialization of Oral KORSUVA (difelikefalin). Further, if we are unable to maintain our relationship with Enteris, we may be forced to reformulate Oral KORSUVA (difelikefalin) which could result in significantly delaying commercializing Oral KORSUVA (difelikefalin) and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA. The operations of our third-party manufacturers have been and may in the future be constrained or disrupted and their operating capacity may be reduced by the ongoing COVID-19 pandemic, which could negatively impact our clinical development and commercialization timelines.

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

In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-AP in adults undergoing hemodialysis in the U.S. We have entered into agreements with Vifor and VFMCRP to commercialize KORSUVA injection in the U.S. We are dependent on Vifor and VFMCRP to successfully commercialize KORSUVA injection with their own, or their collaborators’, sales force. We have partnered with VFMCRP to commercialize KORSUVA worldwide (if and when approved), excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). We and Vifor began commercializing KORSUVA injection in the U.S. in December 2021 and we expect commercial launch of KORSUVA injection in April 2022 and associated revenues in the second quarter of 2022.

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

Among the companies that currently market or are developing therapies in the pruritus space that, if approved, our products and product candidates may potentially compete with include: Pfizer, AbbVie, Eli Lilly, Amgen, Regeneron, Leo Pharma, Galderma, Chugai, Trevi and others.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

To the extent that KORSUVA injection or our product candidates, if approved, do not achieve broad market acceptance, the revenues that we generate from sales will be limited.

We have never successfully commercialized a product or product candidate for any indication. KORSUVA injection and our other current or future product candidates, if approved by the appropriate regulatory authorities for marketing and sale, may not gain acceptance among physicians, hospitals, dialysis providers, patients and third-party payers. If KORSUVA injection and any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of KORSUVA injection, Oral KORSUVA (difelikefalin) and any future product candidate by physicians, hospitals, dialysis providers, patients and third-party payers will depend on a number of factors, some of which are beyond our control. The degree of market acceptance of KORSUVA injection and any of our product candidates will depend on a number of factors, including:

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

Our business, operations and clinical development timelines and plans have been, and could continue to be, adversely affected by health epidemics in regions where we have concentrations of third-party manufacturers, clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers or CROs upon whom we rely. In response to the ongoing COVID-19 pandemic, many state, local and foreign governments have put in place, and continue to enforce in full or in part, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease and its variants. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that have negatively impacted the global economy and could disrupt our business and operations. We have implemented a work-from-home policy for all employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees. Moreover, our clinical development and regulatory timelines and plans could be affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment has been, and could in the future be, affected and some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if quarantines impede patient movement or interrupt healthcare services. For example, the COVID-19 pandemic has affected the initiation of certain trial sites and patient enrollment for certain of our clinical trials, including our ongoing Phase 2 clinical trials of Oral KORSUVA (difelikefalin) for NP and for the treatment of pruritus in patients with hepatic impairment due to PBC. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted. Furthermore, our third-party manufacturers may be shut down or have difficulty meeting their contractual obligations, which may disrupt commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection. In addition, COVID-19 may cause our third-party manufacturers of KORSUVA injection to operate at reduced capacity. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of Oral KORSUVA (difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP. Further, at this time, we have de-prioritized the PONV program, as part of our strategy to focus on pruritus. As a result, we may have foregone or delayed, or may in the future forgo or delay, pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis in the U.S. Our partner, VFMCRP, submitted an MAA to the EMA in March 2021. We have not obtained regulatory approval for our other product candidates and it is possible that none of our existing product candidates, including KORSUVA injection in the EMA and Oral KORSUVA (difelikefalin), or any product candidates we may seek to develop in the future, will ever obtain regulatory approval.

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

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may have to suspend clinical trials, as in the case of the IND clinical hold placed on our adaptive Phase 3 trial of I.V. difelikefalin for postoperative pain in February 2016, which was subsequently removed in April 2016, or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	changes in marketing approval policies during the development period;
●	changes in or the enactment of additional statutes or regulations;
●	changes in regulatory review for each submitted product application;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Furthermore, regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies, including with respect to third-party technology used in any of our product candidates such as the excipient we intend to use for Oral KORSUVA (difelikefalin). In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to limit dosage in development or interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in February 2016, the FDA placed our adaptive trial of I.V. difelikefalin for postoperative pain on IND clinical hold pending a safety review. The clinical hold was based on a stopping rule related to elevated serum sodium levels of greater than 150 mmol/L. After the safety review was completed, the FDA removed this clinical hold in April 2016 and the clinical trial was resumed in June 2016. If other concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may order us to cease further development, decline to approve the drug or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by I.V. difelikefalin or any of our other current or future product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, and in turn prevent us from commercializing and generating revenues from the sale of I.V. difelikefalin for acute post-operative pain or any other product candidate. Approval of our current or future product candidates may include aspects of product labeling that limit its commercial use, including a Boxed Warning, REMS or other limitations of use.

To date, the side effects observed in the completed I.V. difelikefalin clinical trials include dizziness, transient facial tingling, a state of near-sleep, or somnolence, and hypernatremia, an electrolyte disturbance that is defined by an elevated sodium level in the blood, which we believe is secondary, at least in part, to another side effect, aquaresis, that is defined as electrolyte-free urination. As described above, the observation of mild to moderate hypernatremia in our adaptive trial for postoperative pain triggered a stopping rule in the trial protocol and led the FDA to institute an IND clinical hold related to the trial, pending a safety review. Prolonged aquaresis can result in a negative fluid balance if the excreted water is not replaced by oral or intravenous fluids, and although we recommend steps to control fluid balance, we cannot be certain that such instructions will be followed by healthcare providers and/or patients, and failure to follow such instructions may be accompanied by adverse events associated with negative fluid balance, including disability and death. We believe that one such adverse event, which has been observed, postural tachycardia, an elevation of heart rate upon standing up, is a physiological reflex that can be triggered as a result of decreased intravascular volume caused by a negative fluid balance. We have observed transient prolactin elevations, which are brief increases in the concentration of the hormone prolactin in the bloodstream, in response to I.V. difelikefalin, which we have measured as a nonselective opioid biomarker since both kappa and mu opioids elicit this effect. We cannot be certain that such elevations in prolactin will be transient, safe, and well tolerated in all patients. In addition, previously developed kappa opioid agonists, the pharmacological class of drugs that difelikefalin belongs to, have been associated with poorly tolerated psychiatric side effects, such as a feeling of emotional and mental discomfort, or dysphoria, and hallucinations, at high doses, particularly for prior generations of kappa opioid agonists with substantially unrestricted or only partially restricted entry to the CNS. Although we have not observed psychiatric side effects in any difelikefalin clinical trials to date, we cannot be certain that these side effects or others will not be observed in the future, or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

For example, we experienced a delay in patient enrollment for our Phase 2 clinical trial of Oral KORSUVA (difelikefalin) for the treatment of pruritus in patients with hepatic impairment due to PBC, and could in the future experience delays in either of our ongoing Phase 2 clinical trials as patient enrollment in both of these trials is not yet complete.

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

We are an early commercial-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing KORSUVA injection and Oral KORSUVA (difelikefalin) with the goal of achieving regulatory approval and in August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis. Since inception, we have incurred significant operating and net losses. We incurred net losses of $88.4 million and $106.4 million for the years ended December 31, 2021 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $480.8 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to prepare for the commercialization of KORSUVA injection and develop and seek marketing approval for our product candidates. Our financial results may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to our product candidates, if they are approved by the FDA, and expenses related to the commercialization of KORSUVA injection. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

●	continue the development of Oral KORSUVA (difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP;
●	seek regulatory approvals for any other product candidate that successfully completes clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To become and remain profitable from product sales, we must succeed in developing and eventually commercializing one or more products that generate significant revenue. For example, revenues from KORSUVA injection may not be sufficient to enable us to reach profitability. In order to commercialize any additional product candidates, we will need to be successful in a range of challenging activities, including successful registration of Oral KORSUVA (difelikefalin), discovering additional product candidates and completing preclinical testing and clinical trials for those product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling approved products and product candidates for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

We commenced operations in 2004, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital and advancing our products and product candidates, including KORSUVA injection and Oral KORSUVA (difelikefalin), through clinical development. We have not yet demonstrated an ability to successfully commercialize a product. With the approval of KORSUVA injection, we will need to expand our capabilities to support commercial activities of our commercial partners. We may not be successful in adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our products and product candidates is expensive. We may need to raise additional capital to:

●	fund our operations and continue our efforts to hire additional personnel for the commercialization of KORSUVA injection;
●	qualify and outsource the commercial-scale manufacturing of our products, including KORSUVA injection, under cGMP;
●	continue the further development of Oral KORSUVA (difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP; and
●	in-license other product candidates.

As of December 31, 2021, we believe that with our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital requirements through 2023, without giving effect to any additional potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruisihi and CKDP. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, because we do not have sufficient financial resources to meet all of our development objectives, in particular the completion of our development of Oral KORSUVA (difelikefalin) for the treatment of AD-aP, NDD-CKD, CLD-PBC and NP, we will need to raise additional capital. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

●	the success of the commercialization of KORSUVA injection and any current and future product candidates;
●	the cost and timing of manufacturing sufficient supplies of KORSUVA injection for commercialization;
●	the rate of progress and costs related to Phase 2 and Phase 3 development of Oral KORSUVA (difelikefalin) for our product candidates and other indications;
●	the rate of progress and costs for the submission and review of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the effect of competing technological and market developments; and
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, one or more of our development programs or our commercialization efforts.

Risks Related to Our Dependence on Third Parties

We are dependent on third parties to decide to utilize KORSUVA injection and to make it readily available at the point of care throughout their dialysis centers or hospitals.

In addition to extensive internal efforts, the successful commercialization of KORSUVA injection will require many third parties, over whom we have no control, to decide to utilize KORSUVA injection and to make it readily available at the point of care throughout their hospitals. These third parties include physicians, dialysis providers, pharmacists and hospital pharmacy and therapeutics committees, which are commonly referred to as P&T committees. Generally, before we can attempt to sell KORSUVA injection in a hospital or dialysis center, it must be approved for addition to that hospital or dialysis center’s list of approved drugs, or formulary list, by the institution’s P&T committee. An institutional P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various institutions varies considerably, and P&T committees often require additional information to aid in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, institutions may be concerned that the cost of acquiring KORSUVA injection for use in their institutions will adversely impact their overall pharmacy budgets, which could cause institution staff to resist efforts to add KORSUVA injection to the formulary, or to implement restrictions on the usage of the drug in order to control costs, either initially or later, when the increasing use of KORSUVA injection within their institution begins to significantly impact their budgets. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees and overcoming any financial objections raised by institution staff quickly enough to maintain and grow institutional sales of KORSUVA injection.

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

In October 2020, we entered into a license agreement with Vifor under which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize our product candidate KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. In May 2018, we entered into an agreement with VFMCRP under which we granted VFMCRP a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). In April 2013, we entered into an agreement with Maruishi under which we granted Maruishi an exclusive license to develop, manufacture and commercialize products containing difelikefalin in Japan. Also, in April 2012, we entered into an agreement with CKDP under which we granted CKDP an exclusive license to develop, manufacture and commercialize products containing difelikefalin in South Korea. Under the VFMCRP Agreement, we are responsible, at our own cost, to undertake clinical and non-clinical development. We are also responsible to provide all content and subject matter expertise required for registration with the EMA in the EU that will be needed by VFMCRP for such registration, including participation in regulatory meetings, as needed. VFMCRP will contribute, at its own cost, its clinical development expertise as reasonably useful for such development activities, such as preparing the clinical results that we present to it in a format acceptable to the EMA to obtain marketing approval in the EU. Maruishi and CKDP are required to use commercially reasonable efforts, at their expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan and South Korea, respectively. Our receipt of milestone payments and royalties under these agreements is dependent on the continued efforts by Vifor, VFMCRP, Maruishi and CKDP, respectively, and their failure to adequately develop or commercialize the licensed products, or any default or inability to meet their payment obligations under their respective agreements, could harm our revenues and business.

Any collaboration arrangements that we are a party to, such as our collaboration with Vifor Pharma, or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

Our business model is to commercialize our product and product candidates in the United States and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates in the rest of the world. We currently have license agreements with Vifor and VFMCRP (KORSUVA injection for CKD-aP in dialysis patients) as well as Maruishi and CKDP (difelikefalin - both I.V. and Oral). In addition to our existing agreements, we may enter into additional collaboration arrangements in the future on a selective basis. Our existing collaborations and future collaboration arrangements may not be successful. The success of our existing and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, the Vifor, VFMCRP, Maruishi and CKDP Agreements may be terminated by our collaborator for our breach or insolvency, each of Vifor and VFMCRP may terminate its respective agreement (in its entirety or with respect to any countries within the Territory upon written notice to us) upon the earlier of (1) acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date. Maruishi may terminate its agreement with us at will, and CKDP may terminate its agreement with us in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Collaboration and License Agreements” above. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Our current collaborations and any future collaborations we might enter into may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of our products or any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could fail to make timely regulatory submissions for a product or product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our products or product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products and product candidates, might lead to additional responsibilities for us with respect to products and product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations, including our collaboration with Maruishi, may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Additionally, collaborators may elect not to pursue, or pursue as vigorously, the development or commercialization of our product or product candidates as a result of external factors, such as an acquisition or merger. For example, Vifor recently entered into a merger agreement with CSL Limited, a global specialty pharmaceutical company, pursuant to which CSL Limited would acquire all publicly held Vifor Pharma shares if such transaction is completed. When biopharma companies are acquired, it is not uncommon for the acquiring company to have a different strategic focus and priorities than those of the acquired company, which could lead to different decisions with respect to product commercialization efforts. Accordingly, if the acquisition is consummated, CSL Limited may choose not to prioritize KORSUVA injection to the same extent as Vifor Pharma would as a standalone company. If this were to occur, it is possible that the commercialization of KORSUVA injection could suffer, which would have a material adverse impact on our business and results of operations.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency and patients’ rights may be applicable to our business. The healthcare laws and regulations that may affect our ability, and our partners’ and collaborators’ ability, to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which regulates, among other things, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including without limitation the federal civil False Claims Act, and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval from a federal health care program (including Medicare and Medicaid);
●	Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to healthcare matters;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; and
●	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to the pricing of certain drugs, as well as payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years.

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

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, and subsequent legislative amendments, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations. Further, Congress is considering additional health reform measures.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for KORSUVA injection or any approved product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule in September 2020, effective November 30, 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off label uses of our products, structuring and commission(s), certain customer incentive programs, patient assistance programs, and other business arrangements generally. Third party misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for difelikefalin for our KORSUVA injection or other product candidates and for any other product candidates that we may develop, license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute to issuance all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be successfully prosecuted to issuance and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting difelikefalin and any other product candidates that we may develop, license or acquire by obtaining and defending patents. For example:

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

Patent applications in the United States are generally maintained in confidence for at least 18 months after their earliest effective filing date and in certain circumstances not until granted when no foreign counterpart patent applications are filed. Furthermore, published patent applications may issue at a later date with new and/or amended claims substantially different from those published earlier. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on difelikefalin or any other product candidates that we may develop, license or acquire.

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

In addition, the patentability of claims in pending patent applications covering KORSUVA injection or other difelikefalin-based product can be challenged by third parties during prosecution in the USPTO under the new AIA law of 2013, for example by third party observations and derivation proceedings, and the validity of claims in issued patents can be challenged by third parties in various post-grant proceedings such as Post-Grant Review, Inter-partes Reexamination, and Inter-partes Review proceedings.

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

If we fail to obtain or maintain patent protection or trade secret protection for difelikefalin or any other product candidate that we may develop, license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

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

The validity and enforceability of the patents and applications that cover KORSUVA injection and our difelikefalin product candidates can be challenged by competitors.

For KORSUVA injection and in the event that an Oral KORSUVA (difelikefalin) or any future product candidate is approved by the FDA, one or more third parties may challenge the patents covering these products and product candidates, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims.

For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing difelikefalin, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) the patents listed in the Orange Book have expired; (2) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (3) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for difelikefalin, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

As of February 24, 2022, we had 84 employees. Our management and personnel systems and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, or manage transitions among members of our leadership team, our ability to develop and sell our products could be harmed.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team, including our President and CEO. Most recently, we appointed a new President and CEO in November 2021, at which time our former President and CEO, who had served in such position since 2004, transitioned to the role of Senior Advisor to the Company. This transition may be disruptive to our business. Further, our senior management may terminate their employment with us at any time. If we are unable to execute an orderly transition and successfully integrate our new CEO into our management team, or if we lose one or more members of our senior management team, our ability to successfully implement our business strategy could be seriously harmed. Replacing these employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

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

Since our initial public offering in January 2014, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	delays in the commencement, enrollment and ultimate completion of our clinical trials, including our planned trials for Oral KORSUVA (difelikefalin);
●	any delay or refusal on the part of the FDA in approving an NDA for our other current or future product candidates;
●	the commercial success of KORSUVA injection and, if approved by the FDA, Oral KORSUVA (difelikefalin) or any future product candidates;
●	results of clinical trials of Oral KORSUVA (difelikefalin), such as our announcement of topline results from the Phase 2 clinical trial of Oral KORSUVA (difelikefalin) tablets for the treatment of moderate-to-severe pruritus in mild-to-severe AD in April 2021, or any future product candidate or those of our competitors;
●	actual or anticipated variations in quarterly or annual operating results;

●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets, including as a result of the ongoing COVID-19 pandemic;
●	developments concerning our sources of manufacturing supply, warehousing and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	changes in the structure of healthcare payment systems; and
●	the other factors described in this “Risk Factors” section.

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

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:

●	our or our partners’ or our collaborators’ ability to establish the necessary commercial infrastructure to successfully launch KORSUVA injection without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	the successful progress of our clinical trials for Oral KORSUVA (difelikefalin) and other potential future product candidates;
●	whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving our other current or future product candidates, which would likely further delay any such approval;
●	our ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing KORSUVA injection or our other current or future product candidates in commercial quantities;
●	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	variations in the level of expenses related to our future development programs;
●	any product liability or intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting KORSUVA injection, Oral KORSUVA (difelikefalin), any of our future product candidates, or the product candidates of our competitors; and
●	for KORSUVA injection, and if Oral KORSUVA (difelikefalin) or any of our future product candidates receives regulatory approval, the level of underlying demand for such product and product candidate and wholesaler buying patterns.

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

A portion of our net operating loss, or NOL, carryforwards and R&D tax credits may expire and not be used. As of December 31, 2021, we had federal and state NOL carryforwards of approximately $443.1 million and $347.3 million, respectively, and we also had federal and state R&D tax credit carryforwards of approximately $19.9 million and $5.5 million, respectively. Our NOL carryforwards will begin expiring in 2026 for federal purposes (to the extent such federal NOLs are generated in taxable years beginning on or before December 31, 2017) and 2027 for state purposes if we have not used them prior to that time, and our federal R&D tax credits will begin expiring in 2025 unless previously used. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. It is uncertain if and to what extent various states will conform to the TCJA, as modified by the CARES Act. To the extent that we have not exchanged our Connecticut R&D tax credits for a tax refund, those tax credits carry forward indefinitely. Additionally, our ability to use any NOL and R&D tax credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of our stock of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offerings in 2015, 2017, 2018 and 2019, together with private placements and other transactions that have occurred, may have triggered such ownership changes. We conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and the amount of NOL carryforwards and R&D tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the NOL carryforwards and R&D tax credits before they expire. In addition, certain states have in the past suspended use of NOL carryforwards for certain taxable years (including Connecticut which currently limits the use of NOL carryforwards by 50% and without limitation legislation enacted by California in June 2020 that suspends the use of California NOLs and limits the use of California R&D tax credits for certain years), and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, limitations on our ability to use NOL carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

New or future changes to tax laws could materially adversely affect our company.

On December 22, 2017, President Trump signed into law the TCJA, which significantly amends the Internal Revenue Code of 1986, which was modified by the CARES Act. We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA and CARES Act, or any other future changes in tax laws, is uncertain and our business and financial condition could be adversely affected. For example, proposals have recently been made in Congress (which have not yet been enacted) that include tax law changes that could have a material adverse impact on us. The impact of the TCJA and CARES Act and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 36,000 square feet of office space in Stamford, Connecticut under leases that expire in December 2023. We believe that the office space in Stamford is suitable and adequate to meet our current needs and to allow for expansion as we increase our headcount. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K.

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

Stockholders

As of February 24, 2022, there were 31 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Nasdaq Composite Index, and (ii) the Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2016 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

Cumulative Total Return

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Cara Therapeutics, Inc.	100.00	131.75	139.94	173.41	162.86	131.11
Nasdaq Biotechnology	100.00	121.06	109.77	136.56	171.64	170.55
Nasdaq Composite	100.00	128.24	123.26	166.68	239.42	290.63

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of ours under the Securities Act, except as shall be expressly set forth by specific reference to such filing.

Recent Sales of Unregistered Securities

In October 2021, after the expiration of the requisite waiting period under the HSR Act, we received the $50.0 million milestone payment from Vifor and issued 3,282,391 shares of our common stock to Vifor at a price of $15.23 per share, in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021 (see Notes 10 and 12 of Notes to Financial Statements, Stockholders’ Equity and Collaboration and Licensing Agreements, respectively, in this Annual Report on Form 10-K).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Use of Proceeds

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of material factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Introduction

We are an early commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our novel KORSUVA injection is the first and only FDA-approved treatment for moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. We are developing an Oral KORSUVA (difelikefalin) formulation and plan to initiate Phase 3 programs in the first quarter of 2022 for the treatment of pruritus in patients with AD and NDD-CKD. Phase 2 trials of Oral KORSUVA (difelikefalin) are ongoing in PBC and NP patients with moderate-to-severe pruritus.

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis in the United States. We expect commercial launch of KORSUVA injection in April 2022 and associated revenues in the second quarter of 2022.

We have partnered with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, and Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP in the U.S. under profit share agreements. We have partnered with VFMCRP to commercialize KORSUVA worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). VFMCRP is a leading nephrology commercial organization with a significant presence in nephrology offices and dialysis centers. We are launching KORSUVA injection into a highly concentrated market. The dialysis market in the U.S. is dominated by two key providers, Fresenius and Davita, which combined control about 75% of the market. In addition, about 80% of the CKD hemodialysis patients are insured by Medicare.

Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA and the HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years.

We have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection. We are developing Oral KORSUVA (difelikefalin) in programs to create potential opportunities across all three disease categories with chronic pruritus. This platform of Oral KORSUVA (difelikefalin) programs is designed to significantly expand the addressable market and patient populations that might benefit from our compound. We have four clinical programs in disease areas with about 16 million potential patients: NDD-CKD associated pruritus, AD, CLD, and NP.

Based on our completed Phase 2 trials and FDA End of Phase 2 meetings, in the first quarter of 2022, we plan to initiate two Phase 3 registrational programs of Oral KORSUVA (difelikefalin) for the treatment of pruritus, one in NDD-CKD and the other in AD.

In earlier-stage programs, we have a Phase 2 study ongoing for Oral KORSUVA (difelikefalin) in the treatment of NP, a neurologic pruritus in which chronic pruritus is the key manifestation of sensory neuropathic syndrome. This condition has no FDA-approved treatments nor robust data to support the use of any single therapy. We currently anticipate a readout on this trial in the second quarter of 2022. We believe this program could provide insight on Oral KORSUVA’s (difelikefalin) potential in other chronic neurologic pruritus conditions. In addition, we have an ongoing Phase 2 study of Oral KORSUVA (difelikefalin) for the treatment of PBC for which we currently anticipate a readout in the second half of 2022. This program could provide insight into whether Oral KORSUVA (difelikefalin) has utility in other chronic liver diseases.

We were incorporated and commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements. KORSUVA injection was approved in the U.S. in August 2021, with commercial launch expected in April 2022.

Recent Developments

COVID-19 Update

The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration and outbreak and spread of variants and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The timing of our submission of our NDA to the FDA for KORSUVA injection was not affected, as we submitted the NDA in December 2020. The COVID-19 pandemic, however, has affected, and may in the future affect, the initiation of certain trial sites and patient enrollment for our ongoing Phase 2 clinical trials of Oral KORSUVA (difelikefalin) for moderate-to-severe pruritus in patients with NP, and for the treatment of pruritus in patients with hepatic impairment due to PBC. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

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

Vifor and VFMCRP Milestone Payments

In October 2021, after the expiration of the requisite waiting period under the HSR Act, we received a $50.0 million milestone payment from Vifor and issued 3,282,391 shares of our common stock in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collaboration and License Agreements – Vifor (International) Ltd.).

Also in October 2021, we received a $15.0 million milestone payment from VFMCRP in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collaboration and License Agreements – VFMCRP).

Christopher Posner Appointed as President and Chief Executive Officer

Christopher Posner was appointed as our President and CEO, effective November 9, 2021. Mr. Posner joins us from LEO Pharma, Inc., the U.S. affiliate of LEO Pharma A/S, a global leader in medical dermatology, where he was President and CEO. Mr. Posner succeeds Dr. Derek Chalmers, who transitioned to a Senior Advisor role to us.

Collaboration and License Agreements

Vifor (International) Ltd. (Vifor)

In October 2020, we entered into the Vifor Agreement under which we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (difelikefalin) injection in the United States.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, we received an additional $50.0 million in October 2021 for the purchase of an aggregate of 3,282,391 shares of our common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of our common stock on the date of the achievement of the milestone of $5.0 million was included as license and milestone fees revenue for accounting purposes for the year ended December 31, 2021. In addition, pursuant to the Vifor Agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

We retain the right to make and have made KORSUVA injection, on a non-exclusive basis, in the United States for commercial sale of KORSUVA injection for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in September 2021. The supply price is our COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement.

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

The Vifor Agreement will continue in effect until its expiration upon the cessation of commercial sale of KORSUVA injection in the United States by Vifor and its affiliates and sublicensees, or until the earlier termination of the Vifor Agreement.

In connection with the Vifor Agreement, the parties entered into the Vifor Purchase Agreement, governing the issuance of our common stock to Vifor. Pursuant to the Vifor Purchase Agreement, Vifor will not, and will not cause any direct or indirect affiliate to, during the period beginning on October 15, 2020 and ending at the close of business on October 15, 2022, or the Restricted Period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock (including without limitation, common stock or such other securities which may be deemed to be beneficially owned by Vifor in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant) owned by Vifor as of the date hereof or acquired prior to the end of the Restricted Period (collectively with the common stock, referred to as the Lock-Up Securities, except any such sale, option or contract by and between Vifor and one of its affiliates (including Vifor Pharma Group Ltd. or VFMCRP), (ii) enter into any hedging, swap or other agreement or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Lock-Up Securities, in cash or otherwise, (iii) make any demand for or exercise any right with respect to the registration of any Lock-Up Securities, or (iv) publicly disclose the intention to do any of the foregoing.

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

Vifor Fresenius Medical Care Renal Pharma Ltd. (VFMCRP)

In May 2018, we entered into the VFMCRP Agreement with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, under which we granted VFMCRP a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retain full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the U.S. except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where we and VFMCRP will promote KORSUVA injection under a profit-sharing arrangement.

Upon entry into the VFMCRP Agreement, VFMCRP made a non-refundable, non-creditable $50 million upfront payment to us and Vifor purchased 1,174,827 shares of our common stock for $20 million, at a premium for the price of $17.024 per share, which represented a premium over a pre-determined average closing price of our common stock. The purchase of our common stock was governed by a separate stock purchase agreement.

After U.S. regulatory approval of KORSUVA injection in August 2021, we received a $15.0 million regulatory milestone payment in October 2021, which was recorded as license and milestone fees revenue for the year ended December 31, 2021 (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

We are eligible to receive from VFMCRP additional regulatory and commercial milestone payments in the aggregate of up to $455.0 million, consisting of up to $15.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, we and VFMCRP will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by us.

We retain the right to make and have made KORSUVA (difelikefalin) injection worldwide (excluding the United States, Japan and South Korea), or the Territory, for commercial sale by VFMCRP in or outside the Territory, and for supply of KORSUVA (difelikefalin) injection to VFMCRP under the terms of a supply agreement, or the VFMCRP Supply Agreement, which was executed in May 2020. The supply price is our COGS, as calculated under GAAP, plus an agreed upon margin. The VFMCRP Supply Agreement will co-terminate with the VFMCRP Agreement.

Maruishi Pharmaceutical Co., Ltd. (Maruishi)

In April 2013, we entered into a license agreement with Maruishi, or the Maruishi Agreement, under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop difelikefalin and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

In January 2022, Maruishi and its sublicensee Kissei confirmed the primary endpoint was achieved in a Japanese Phase 3 clinical study (double-blind, placebo-controlled period) of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In the Phase 3 study, 178 patients were administered difelikefalin or placebo for 6 weeks followed by an open-label extension period of difelikefalin administration for 52 weeks. The primary endpoint, change in itch NRS score, and the secondary endpoint, change in itching scores of Shiratori severity criteria, were significantly improved from baseline compared to the placebo group. Difelikefalin was well-tolerated.

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of December 31, 2021, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Chong Kun Dang Pharmaceutical Corporation (CKDP)

In April 2012, we entered into a license agreement with CKDP, or the CKDP Agreement, under which we granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in South Korea. CKDP is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in South Korea. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). During the year ended December 31, 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As of December 31, 2021, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product. Either we or CKDP may terminate the CKDP Agreement for the other party’s breach of the CKDP Agreement or bankruptcy. CKDP may terminate the CKDP Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKDP, or a third party commercializes a product containing a compound identical to difelikefalin without infringing any of the licensed patent rights in South Korea. We may terminate the CKDP Agreement if CKDP challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims difelikefalin and CKDP’s sale of products would infringe that patent. In addition, in connection with the CKDP Agreement, CKDP made a $0.4 million equity investment in our company.

Manufacturing and License Agreements

Polypeptide Laboratories S.A. (PPL)

In July 2021, we entered into an API Commercial Supply Agreement with PPL that defines each party’s responsibilities with respect to PPL’s manufacture and supply of API for the difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to us, in the amounts as set forth in purchase orders to be provided by us. We will be required to purchase our requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the new drug application for KORSUVA injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five-year periods unless either party gives notice to the other party of its intention to terminate.

Enteris Biopharma, Inc. (Enteris)

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the years ended December 31, 2021 and 2020, we paid $15.0 million and $5.0 million, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement, which were recorded in R&D expense for the respective periods.

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

In August 2019, in connection with the Enteris License Agreement, we entered into the Enteris Purchase Agreement with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which we issued and sold to Purchaser 170,793 shares of our common stock in a private placement. Such shares were issued in satisfaction of the $4.0 million portion of the upfront fee payable in shares of our common stock pursuant to the Enteris License Agreement and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of our common stock on August 20, 2019. Pursuant to the Enteris Purchase Agreement, we effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, which included the filing of a registration statement with the SEC on September 9, 2019. In addition, the Purchase Agreement includes customary representations, warranties and covenants by us.

Patheon UK Limited (Patheon)

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

Also in July 2019, we entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of difelikefalin injection, our lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from API supplied by us. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

Components of Operating Results

Revenue

Substantially all of our revenue recognized to date has consisted of upfront and milestone payments under license agreements with Vifor, VFMCRP, Maruishi and CKDP, some or all of which was deferred upon receipt, sub-license payments under our license agreement with Maruishi for difelikefalin, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased, clinical compound sales from certain license agreements, and commercial supply revenue from Vifor in 2021. Through December 31, 2021, we have earned a total of $74.7 million in clinical development or regulatory milestone payments (including the $50.0 million equity investment from Vifor and $15.0 million milestone payment from VFMCRP for the U.S. regulatory approval of KORSUVA injection in August 2021) and clinical compound and commercial sales from certain license agreements. Of the $50.0 million equity milestone, $5.0 million, representing the premium of the purchase price over the market price of our common stock, was recognized as revenue during the year ended December 31, 2021. We have not yet received any royalties under any of our collaborations.

We and Vifor began commercializing KORSUVA injection in the U.S. in December 2021 and we expect commercial launch of KORSUVA injection in April 2022 and associated revenues in the second quarter of 2022.

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the U.S., the number of new patients switching to KORSUVA injection, patient retention and demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years. CMS expressed in its written communication to us and Vifor Pharma, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. However, there is no assurance that KORSUVA injection will be able to maintain its price established in the TDAPA period in the post-TDAPA timeframe, which could significantly impact our revenues in future periods. We will continue to monitor and analyze this data during the initial launch period in 2022.

Cost of Goods Sold (COGS)

COGS includes costs related to sales of our commercial product, KORSUVA injection, to Vifor. Costs related to the sales of KORSUVA injection are generally recognized upon receipt of shipment by Vifor. Our COGS for KORSUVA injection includes the cost of producing commercial product that correspond with commercial supply revenue, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability, and quality testing. We expect our COGS to increase as Vifor generates additional sales of KORSUVA injection in the future.

Research and Development (R&D)

Our R&D expenses relate primarily to the development of difelikefalin. R&D expenses consist of expenses incurred in performing R&D activities, including compensation and benefits for full-time R&D employees, clinical trial and related clinical manufacturing expenses, third-party formulation expenses or milestone payments, fees paid to CROs and other consultants, stock-based compensation for R&D employees and consultants, and other outside expenses. Our R&D expenses also included expenses related to preclinical activities for our earlier stage programs in prior periods and may include such expenses in the future.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2022 will be higher than 2021. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative (G&A)

G&A expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology, or IT, and human resources functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

We anticipate that our G&A expenses for 2022 will be consistent with 2021 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, accountants and investor relations firms. In addition, if Oral KORSUVA (difelikefalin) or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

Our license agreement with Vifor provides full commercialization rights of KORSUVA injection to Vifor under a profit-sharing arrangement. Under this profit-sharing arrangement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the U.S., we will pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement (see Note 12 of Notes to Financial Statements, Collaboration and Licensing Arrangements, in this Annual Report on Form 10-K).

Other Income, Net

Other income, net consists of interest and dividend income earned primarily on our cash, cash equivalents, and marketable securities, realized gains and losses on the sale of marketable securities and property and equipment as well as accretion of discounts/amortization of premiums on purchases of marketable securities. In the event we record a credit loss expense on our available-for-sale debt securities, those expenses would be offset against other income.

Benefit from Income Taxes

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the year ended December 31, 2021.

Results of Operations

Comparison of the years ended December 31, 2021, 2020 and 2019

Revenue

	Year Ended December 31,
	2021		2020		2019

	Dollar amounts in thousands
		% change		% change
License and milestone fees	$21,223	(84)%	$134,439	581%	$19,746
Collaborative revenue	706	N/A %	—	—%	—
Commercial supply revenue	701	N/A %	—	—%	—
Clinical compound revenue	398	(38)%	643	359%	140
Total revenue	$23,028	(83)%	$135,082	579%	$19,886

License and milestone fee revenue

License and milestone fees revenue of $21.2 million for the year ended December 31, 2021 was related to milestone payments of $20.0 million we earned from Vifor and VFMCRP that was allocated to the license fee performance obligation under the Vifor and VFMCRP agreements, as the variable consideration was deemed probable upon the regulatory approval of KORSUVA injection in August 2021, and a milestone payment of $1.2 million that we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license fee performance obligation under the Maruishi Agreement (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

License and milestone fees revenue of $134.4 million for the year ended December 31, 2020 was related to license fees of $111.6 million earned by us in connection with the Vifor Agreement that we entered into in October 2020, license fees of $22.3 million earned by us in connection with the VFMCRP Agreement, and $0.6 million (net of South Korean withholding taxes) earned by us for achieving a development milestone under the CKDP Agreement (see

Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

License and milestone fees revenue of $19.7 million for the year ended December 31, 2019 was related to license fees earned by us during the period in connection with the VFMCRP Agreement (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

Collaborative Revenue

Collaborative revenue of $706,000 for the year ended December 31, 2021 was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement. There were no collaborative revenues for each of the years ended December 31, 2020 and 2019 (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

Commercial Supply Revenue

Commercial supply revenue of $701,000 for the year ended December 31, 2021 was related to sales of KORSUVA injection to Vifor. We and Vifor began commercializing KORSUVA injection in the U.S. in December 2021 and anticipate commercial launch in April 2022.

Clinical compound revenue

Clinical compound revenue of $398,000 for the year ended December 31, 2021 was related to the sale of clinical compound to VFMCRP for $361,000 and to Maruishi for $37,000. Clinical compound revenue of $643,000 for the year ended December 31, 2020 was related to the sales of clinical compound to VFMCRP for $115,000 and to Maruishi for $528,000. Clinical compound revenue of $140,000 for the year ended December 31, 2019 was related to the sale of clinical compound to Maruishi.

Cost of Goods Sold (COGS)

For the year ended December 31, 2021, no COGS was recognized as all inventory costs for KORSUVA injection prior to regulatory approval on August 23, 2021 were expensed as incurred (see Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Inventories and Cost of Goods Sold (COGS), in this Annual Report on Form 10-K).

Research and Development (R&D) Expense

	Year Ended December 31,
	2021		2020		2019

	Dollar amounts in thousands
		% change		% change
Direct clinical trial costs	$31,261	(55)%	$68,937	(14)%	$80,098
Consultant services in support of clinical trials	4,708	(19)%	5,792	30%	4,470
Stock-based compensation	8,327	2%	8,197	41%	5,809
Depreciation and amortization	123	10%	112	2%	110
Other R&D operating expenses	38,282	54%	24,813	6%	23,333
Total R&D expense	$82,701	(23)%	$107,851	(5)%	$113,820

For the year ended December 31, 2021 compared to the year ended December 31, 2020, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $40.3 million, mainly from activities related to the KALM-2 Phase 3 efficacy trial of KORSUVA injection in CKD patients undergoing hemodialysis, the Phase 3 (up to 12 weeks) safety trial of KORSUVA injection in CKD patients undergoing hemodialysis, the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for pruritus associated with AD-aP, the Phase 2 efficacy trial of Oral KORSUVA (difelikefalin) in CKD-aP patients, costs associated with supportive Phase 1 studies, and costs associated with preparing for our NDA submission. There was also a decrease of $4.8 million in clinical and commercial drug manufacturing costs. These decreases were partially offset by an increase of $6.4 million, mainly from the Phase 2 efficacy and safety trial for pruritus associated with NP, start-up costs related to Oral CKD Phase 3 programs in non-hemodialysis patients, and other general costs. The increase in stock-based compensation expense was primarily related to additional stock option and time-based restricted stock unit grants to new and existing employees, partially offset by lower stock-based compensation expense associated with the vesting of performance-based restricted stock units during the year ended December 31, 2021, as compared to the comparable period in 2020. The increase in other R&D operating expenses primarily resulted from $15.0 million in milestones earned by Enteris during the year ended December 31, 2021 as compared to $5.0 million during the year ended December 31, 2020, and increases in payroll and related costs.

For the year ended December 31, 2020 compared to the year ended December 31, 2019, the net decrease in direct clinical trial costs and related consultant costs primarily resulted from decreases totaling $33.2 million, mainly from activities related to the KALM-1 Phase 3 efficacy trial and the 52-week open-label extension study of KORSUVA injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial of Oral KORSUVA (difelikefalin) in CKD-aP patients, the KALM-2 Phase 3 efficacy trial of KORSUVA injection in CKD patients undergoing hemodialysis, the Phase 2 efficacy trial for CLD-aP, costs associated with a supportive Phase 1 study and other license fees. Those costs were partially offset by an increase of $19.4 million, mainly from the Phase 2 efficacy trial for pruritus associated with AD, the Phase 2 efficacy and safety trial for pruritus associated with NP, costs associated with a supportive Phase 1 study, costs associated with the preparation our NDA submission and other general costs. There was also an increase of $4.1 million in clinical and commercial drug manufacturing costs. The increase in stock-based compensation expense was primarily the result of additional stock option and restricted stock unit grants to new and existing employees, as well as additional stock-based compensation expense relating to the vesting of performance-based restricted stock units that were achieved in 2020 as compared to 2019 by certain executives. The increase in other R&D operating expenses primarily resulted from a $5.0 million milestone earned by Enteris during the year ended December 31, 2020, as well as increases in payroll and related costs and cost of clinical compound sales, partially offset by the upfront payment of $8.0 million made to Enteris upon entering the Enteris License Agreement during the year ended December 31, 2019 and decreases in travel and related costs.

The following table summarizes our R&D expenses by product candidate for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019

	Dollar amounts in thousands
		% change		% change
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$9,736	(78)%	$44,026	(26)%	$59,687
Oral KORSUVA (difelikefalin) - Pruritus	25,761	(16)%	30,491	25%	24,475
Other	18	(85)%	123	(70)%	406
Internal research and development expenses/milestone payments[1]	47,186	42%	33,211	14%	29,252
Total research and development expenses	$82,701	(23)%	$107,851	(5)%	$113,820

_______________________________

1 Includes milestone payments of $15.0 million and $5.0 million to Enteris for the years ended December 31, 2021 and 2020, respectively.

General and Administrative (G&A) Expense

	Year Ended December 31,
	2021		2020		2019

	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$4,642	21%	$3,841	(1)%	$3,883
Stock-based compensation	12,459	88%	6,638	(2)%	6,759
Depreciation and amortization	125	29%	97	11%	88
Other G&A operating expenses	12,184	8%	11,270	61%	7,015
Total G&A expense	$29,410	35%	$21,846	23%	$17,745

For the year ended December 31, 2021 compared to the year ended December 31, 2020, the increase in professional fees and public/investor relations expenses was primarily the result of an increase in legal fees, partially offset by a decrease in consultants’ costs. The increase in stock-based compensation expense was primarily related to the modification of our former CEO’s stock option and time-based restricted stock unit awards in November 2021 resulting in additional compensation expense of approximately $5.1 million in 2021, additional time-based restricted stock unit grants to existing employees, and higher stock-based compensation expense associated with the vesting of performance-based restricted stock units during the year ended December 31, 2021, as compared to the comparable period in 2020. The increase in other G&A operating expenses was primarily the result of increases in payroll and related costs and insurance costs, partially offset by a decrease in commercial costs.

For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in professional fees and public/investor relations expenses was primarily the result of a decrease in consultants’ costs, partially offset by increases in accounting fees. The decrease in stock-based compensation expense was primarily the result of the resignation of our former Chief Financial Officer, or CFO, in December 2019, a decrease in stock-based compensation expense due to fewer performance-based restricted stock units vesting during 2020 as compared to 2019, and the issuance of common stock relating to the consulting agreement that ended in 2019, partially offset by additional stock option grants and restricted stock unit grants to employees and members of our Board of Directors, including our current CFO beginning in October 2020. The increase in other G&A operating expenses was primarily the result of increases in commercial costs, insurance costs, and payroll and related costs.

Other Income, Net

	Year Ended December 31,
	2021		2020		2019

	Dollar amounts in thousands
		% change		% change
Other income, net	$642	(72)%	$2,334	(48)%	$4,490

For the year ended December 31, 2021 compared to the year ended December 31, 2020, the decrease in other income, net was primarily due to an increase in net amortization expense of available-for-sale marketable securities and a decrease in interest income resulting from a lower yield on our portfolio of investments in the 2021 period.

For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in other income, net was primarily due to a decrease in net accretion income and a decrease in interest income resulting from a lower yield on our portfolio of investments in the 2020 period, partially offset by a realized gain of approximately $0.3 million from the sale of our available-for-sale marketable securities in the 2020 period.

We reviewed our available-for-sale debt securities as of December 31, 2021 and 2020 and determined that no credit loss expense was necessary as a result of unrealized losses on various securities not being considered material individually or in aggregate, and we expect that the cost basis of these available-for-sale securities is recoverable. We do not expect that unrealized losses on our available-for-sale debt securities will impact our liquidity in the short-term or long-term since our investments all mature at various dates through November 2024 based on capital requirements, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.

Benefit from Income Taxes

For the years ended December 31, 2021, 2020 and 2019, pre-tax (losses) income were $(88.4) million, $7.7 million and $(107.2) million, respectively, and we recognized a benefit from income taxes of $691,000 and $816,000 for the years ended December 31, 2020 and 2019, respectively. Because our revenue in 2020 exceeded $70.0 million, we are not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the year ended December 31, 2021.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at December 31, 2021, 2020 and 2019.

Cash Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, and clinical costs related to the Oral KORSUVA (difelikefalin) program.

As of December 31, 2021, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements
	Total	Less than 1 Year	1-2 Years
Operating lease obligations(1)	$3,948	$1,957	$1,991
Manufacturing purchase obligations(2)	3,794	3,794	—
Other obligations(3)	408	—	408
Total	$8,150	$5,751	$2,399
(1)	Operating lease obligations relate to our Stamford operating leases entered into in December 2015 and amended in June 2020 and continue through December 2023. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our operating lease obligations.
(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through 2022. We expect the majority of this capacity reservation will be reimbursed in accordance with the supply agreement with Vifor. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit under our leases for office space in Stamford, Connecticut. See Note 8 of Notes to Financial Statements, Restricted Cash, in this Annual Report on Form 10-K for details about our letter of credit associated with our Stamford operating leases.

As we anticipate revenue increasing in the short-term and long-term with the commercialization of KORSUVA injection, our costs of manufacturing will also increase.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future payments that were considered cash requirements in the table above as of December 31, 2021. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our Enteris License Agreement.

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $88.4 million and $106.4 million for the years ended December 31, 2021 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $480.8 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur long-term significant expenses and operating and net losses in the foreseeable future, as we and our partner Vifor Pharma prepare for the commercial launch of KORSUVA injection and to develop and seek marketing approval for Oral KORSUVA (difelikefalin). However, we will not incur any material commercial costs on KORSUVA injection due to the licensing agreement with Vifor. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase as we:

●	continue the development of Oral KORSUVA (difelikefalin) for AD-aP, NDD-CKD, CLD-PBC and NP;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

The successful commercialization of KORSUVA injection and the successful development of any of our other product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to successfully commercialize KORSUVA injection, complete the development of I.V. difelikefalin, oral difelikefalin or our other current and future programs. We are also unable to predict when, if ever, we will generate any further material net cash inflows from difelikefalin. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of I.V. difelikefalin, oral difelikefalin or any of our future product candidates would significantly change the costs and timing associated with the development of that product candidate. Further, the timing of any of the above may be impacted by the ongoing COVID-19 pandemic, introducing additional uncertainty.

Although we and Vifor began commercializing KORSUVA injection in the U.S. in December 2021 and we expect commercial launch of KORSUVA injection in April 2022, and our other product candidates are still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization of KORSUVA injection and the development and commercialization of our other product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP.

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and its variants. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $842.5 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $224.9 million under our license and supply agreements, primarily with Vifor, VFMCRP, Maruishi, CKDP and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with Vifor and VFMCRP (see Note 12 of Notes to Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10-K).

In order to fund our future operations, including our planned clinical trials, on March 1, 2022, we filed a universal shelf registration statement, or the Shelf Registration Statement, which provides for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission. The securities registered under the Shelf Registration Statement include $154.5 million of unsold securities that had been registered under our previous Registration Statement on Form S-3 (File No. 333-230333) that was declared effective on April 4, 2019. We believe that our Shelf Registration Statement, once effective, will provide us with the flexibility to raise additional capital to finance our operations as needed.

We may offer additional securities under our Shelf Registration Statement, when declared effective, from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, subject to the effectiveness of the Shelf Registration Statement, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

As of December 31, 2021, we had $236.8 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating expenses and capital requirements through 2023, without giving effect to any additional potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the Vifor Agreement, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from Vifor in exchange for the issuance of 3,282,391 shares of our common stock to Vifor as a result of the regulatory approval of KORSUVA injection in August 2021. As of December 31, 2021, we have received $50.0 million of regulatory milestones from Vifor.

Under the VFMCRP Agreement, we are eligible to receive additional regulatory and commercial milestone payments in the aggregate of up to $455.0 million, consisting of up to $15.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of difelikefalin injection in the licensed territories. In October 2021, we received a $15.0 million milestone payment from VFMCRP as a result of the regulatory approval of KORSUVA injection in August 2021. As of December 31, 2021, we have received $15.0 million of regulatory milestones from VFMCRP.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing difelikefalin in Japan, if any, and share in any sub-license fees. As of December 31, 2020, we have received milestone payments of $2.5 million before contractual foreign currency exchange adjustments under the Maruishi Agreement. In May 2021, we received a $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan in January 2021. As of December 31, 2021, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestone from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees. During the year ended December 31, 2020, we received $0.6 million (net of South Korean withholding tax) relating to a milestone payment received from CKDP. As of December 31, 2021, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received under the CKDP Agreement.

Additionally, Vifor Pharma Group submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years. CMS expressed in its written communication to us and Vifor Pharma, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. We and Vifor began commercializing KORSUVA injection in the U.S. in December 2021 and we expect commercial launch of KORSUVA injection in April 2022 and associated revenues in the second quarter of 2022.

Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and oral difelikefalin development activities and successful commercialization of KORSUVA injection. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include conducting supportive Phase 1 trials, Phase 2 trials, and Phase 3 trials of Oral KORSUVA (difelikefalin) in patients with pruritus associated with CKD, CLD, AD, and NP, we expect that our existing cash and cash equivalents and available-for-sale marketable securities as of December 31, 2021 will be sufficient for us to fund our currently anticipated operating expenses and capital requirements through 2023, without giving effect to any potential milestone payments or potential product revenue we may receive under our collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

The CARES Act of 2020 and Consolidated Appropriations Act of 2021

On March 27, 2020, President Trump signed into law the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to our history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision for the years ended December 31, 2021 and 2020, as the corporate income tax relief was directed towards cash taxpayers.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	Dollar amounts in thousands
Net cash used in operating activities	$(60,087)	$(5,487)	$(109,225)
Net cash used in investing activities	(4,751)	(20,275)	(30,516)
Net cash provided by financing activities	46,608	39,140	142,604
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,230)	$13,378	$2,863

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2021 consisted primarily of a net loss of $88.4 million, partially offset by a $23.1 million cash inflow from net non-cash charges and a $5.3 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of stock-based compensation expense of $20.8 million, which includes incremental expense related to the modification of our former CEO’s equity awards in 2021 of $5.1 million, the amortization expense component of lease expense of $1.3 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.9 million. The change in operating assets and liabilities primarily consisted of an decrease in prepaid expenses of $9.6 million, primarily related to an decrease in prepaid clinical costs, partially offset by a $2.6 million increase in inventory, net as a result of FDA approval of KORSUVA injection in August 2021, a cash outflow of $1.6 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, and a cash outflow of $1.0 million from a decrease in accounts payable and accrued expenses.

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

Net cash used in investing activities

Net cash used in investing activities was $4.8 million for the year ended December 31, 2021, which primarily included cash outflows of $208.8 million for the purchases of available-for-sale marketable securities, partially offset by cash inflows of $194.0 million from maturities and redemptions of available-for-sale marketable securities and proceeds of $10.0 million from the sales of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds of $45.0 million from the sale of our common stock relating to a milestone payment received in accordance with the Vifor Agreement and $1.6 million received from the exercise of stock options.

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

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of financial condition and results of operations require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our financial statements.

We define our critical accounting estimates as those subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply GAAP.

Revenue Recognition

In October 2020, we entered into a royalty-free license agreement with Vifor. Under the Vifor Agreement, we granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (difelikefalin) injection in the United States.

Under the terms of the Vifor Agreement in 2020, we received from Vifor an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the Vifor shares at the closing price of our common stock on the purchase date of $11.6 million was added to the upfront payment and included as license and milestone fees revenue for accounting purposes for the year ended December 31, 2020.

Under the terms of the Vifor Agreement in 2021, we were eligible to receive a non-refundable milestone payment of $50.0 million as consideration for an additional purchase of our common stock upon the regulatory approval by the FDA of KORSUVA injection.

After U.S. regulatory approval of KORSUVA injection by the FDA on August 23, 2021, we received the additional $50.0 million in October 2021 for the purchase of an aggregate of 3,282,391 shares of our common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of our common stock on the date of the achievement of the milestone of $5.0 million was included as license and milestone fees revenue for accounting purposes for the year ended December 31, 2021.

We determined that this critical accounting estimate is subject to uncertainty in 2021 due to the following:

●	appropriate measurement of the revenue to be recognized;
●	whether the contract to purchase the shares related to the milestone was a free-standing financial instrument requiring separate accounting;
●	whether a derivative existed;
●	the timing of revenue recognition; and
●	the calculation of the premium paid for the stock recorded as revenue.

Accounting Pronouncements Recently Adopted; Recent Accounting Pronouncements Not Yet Adopted

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements. Refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K, for a full description of accounting pronouncements recently adopted, and issued but not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest substantially all of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Financial Statements, Available-for-Sale Marketable Securities, in this Annual Report on Form 10-K for details about our available-for-sale marketable securities.

As of December 31, 2021, we had invested $223.3 million of our cash reserves in such marketable securities. Those marketable securities include $223.3 million of investment grade debt instruments with a yield of approximately 0.28% and maturities through November 2024. As of December 31, 2020, we had invested $219.8 million of our cash reserves in such marketable securities. Those marketable securities include $219.8 million of investment grade debt instruments with a yield of approximately 0.32% and maturities through December 2023.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of December 31, 2021 and 2020, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. For the years end December 31, 2021 and 2020, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Marketable Securities, in this Annual Report on Form 10-K.

As of December 31, 2021 and 2020, we did not have material balances of receivables on our Balance Sheets.

Item 8. Financial Statements and Supplementary Data.

Cara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cara Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

As discussed in Notes 12 and 13 to the financial statements, the Company entered into a royalty-free license agreement and corresponding securities purchase agreement with Vifor (International) Ltd. (“Vifor”) on October 15, 2020, whereby the Company granted Vifor exclusive commercialization rights to its product candidates in the United States. Pursuant to these agreements, the Company was eligible to receive a non-refundable milestone payment of $50 million as consideration for an additional purchase of the Company’s common stock upon the first regulatory approval by the FDA of the Licensed Product for the Pruritus CKD - Hemodialysis indication, which occurred on August 23, 2021. Upon FDA approval and satisfaction of the contingency, to determine the measurement of the revenue to be recognized during the period, the

Company assessed whether the contract to purchase the shares related to the milestone was a free standing financial instrument requiring separate accounting, whether a derivative existed, the timing of revenue recognition and the calculation of the premium paid for the stock recorded as revenue.

Auditing revenue recognition is complex and involves a degree of subjective auditor judgment to determine if revenue should be recognized and the related timing and amount of revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the revenue recognition process, including controls over management’s review of the terms and conditions of the license and securities purchase agreements, evaluation of the accounting related to the achievement of the milestone and the measurement of the premium paid for common stock recorded as revenue for the period.

To test the amount of revenue recognized, we, among other things, assessed the Company’s evaluation of the accounting related to the license and securities agreements, verified the milestone was achieved and tested the measurement of the premium paid for the stock which was recognized as revenue during the period.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Stamford, Connecticut

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cara Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cara Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

March 1, 2022

CARA THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,453	$31,683
Marketable securities	153,582	149,242
Income tax receivable	697	1,507
Other receivables	455	557
Inventory, net	2,584	—
Prepaid expenses	2,519	12,076
Total current assets	173,290	195,065
Operating lease right-of-use assets	2,973	4,279
Marketable securities, non-current	69,754	70,565
Property and equipment, net	631	840
Restricted cash	408	408
Total assets	$247,056	$271,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,861	$16,881
Operating lease liabilities, current	1,755	1,602
Total current liabilities	17,616	18,483

Operating lease liabilities, non-current	1,918	3,673
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2021 and December 31, 2020, zero shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2021 and December 31, 2020, 53,480,812 shares and 49,872,213 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	53	50
Additional paid-in capital	708,585	641,195
Accumulated deficit	(480,758)	(392,317)
Accumulated other comprehensive (loss) income	(358)	73
Total stockholders’ equity	227,522	249,001
Total liabilities and stockholders’ equity	$247,056	$271,157

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
License and milestone fees	$21,223	$134,439	$19,746
Collaborative revenue	706	—	—
Commercial supply revenue	701	—	—
Clinical compound revenue	398	643	140
Total revenue	23,028	135,082	19,886
Operating expenses:
Research and development	82,701	107,851	113,820
General and administrative	29,410	21,846	17,745
Total operating expenses	112,111	129,697	131,565
Operating (loss) income	(89,083)	5,385	(111,679)
Other income, net	642	2,334	4,490
(Loss) income before income tax benefit	(88,441)	7,719	(107,189)
Income tax benefit	—	691	816
Net (loss) income	$(88,441)	$8,410	$(106,373)
Net (loss) income per share:
Basic	$(1.74)	$0.18	$(2.49)
Diluted	$(1.74)	$0.18	$(2.49)
Weighted average shares:
Basic	50,718,765	47,413,250	42,669,333
Diluted	50,718,765	47,915,030	42,669,333
Other comprehensive (loss) income, net of tax of $0:
Change in unrealized (losses) gains on available-for-sale marketable securities	(431)	(97)	284
Total comprehensive (loss) income	$(88,872)	$8,313	$(106,089)

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2018	39,547,558	$39	$428,059	$(294,354)	$(114)	$133,630
Sale of common stock in a follow-on public offering ($23.00 per share), net of underwriting discounts and commissions and offering expenses of $8,977	6,325,000	7	136,491	—	—	136,498
Issuance of common stock upon entry into License Agreement with Enteris Biopharma, Inc. ($34.42 per share)	170,793	—	4,000	—	—	4,000
Stock-based compensation expense	—	—	10,587	—	—	10,587
Shares issued upon exercise of stock options	555,847	1	6,105	—	—	6,106
Shares issued upon vesting of restricted stock units	110,832	—	1,784	—	—	1,784
Shares issued for consulting services	10,195	—	197	—	—	197
Net loss	—	—	—	(106,373)	—	(106,373)
Other comprehensive income	—	—	—	—	284	284
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713
Sale of common stock under license agreement with Vifor ($17.0094 per share)	2,939,552	3	38,446	—	—	38,449
Stock-based compensation expense	—	—	12,486	—	—	12,486
Shares issued upon exercise of stock options	55,852	—	691	—	—	691
Shares issued upon vesting of restricted stock units	156,584	—	2,349	—	—	2,349
Net income	—	—	—	8,410	—	8,410
Other comprehensive loss	—	—	—	—	(97)	(97)
Balance at December 31, 2020	49,872,213	$50	$641,195	$(392,317)	$73	$249,001
Sale of common stock under license agreement with Vifor ($15.23 per share)	3,282,391	3	44,966	—	—	44,969
Stock-based compensation expense	—	—	17,850	—	—	17,850
Shares issued upon exercise of stock options	136,787	—	1,639	—	—	1,639
Shares issued upon vesting of restricted stock units	189,421	—	2,935	—	—	2,935
Net loss	—	—	—	(88,441)	—	(88,441)
Other comprehensive loss	—	—	—	—	(431)	(431)
Balance at December 31, 2021	53,480,812	$53	$708,585	$(480,758)	$(358)	$227,522

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net (loss) income	$(88,441)	$8,410	$(106,373)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	20,785	14,835	12,568
Depreciation and amortization	248	209	198
Amortization expense component of lease expense	1,306	806	601
Noncash expense related to oral formulation license agreement	—	—	4,000
Amortization (accretion) of available-for-sale marketable securities, net	861	154	(1,381)
Realized gain on sale of available-for-sale marketable securities	(39)	(272)	—
Realized gain on sale of property and equipment	(70)	—	—
Deferred revenue	—	(22,262)	(19,747)
Changes in operating assets and liabilities:
Income tax receivable	810	(691)	(152)
Other receivables	102	414	(45)
Inventory, net	(2,584)	—	—
Prepaid expenses	9,557	(3,213)	(4,058)
Accounts payable and accrued expenses	(1,020)	(2,784)	6,043
Operating lease liabilities	(1,602)	(1,093)	(879)
Net cash used in operating activities	(60,087)	(5,487)	(109,225)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	173,484	144,320	253,584
Proceeds from redemptions of available-for-sale marketable securities, at par	20,500	27,035	2,000
Proceeds from sale of available-for-sale marketable securities	10,029	41,600	—
Purchases of available-for-sale marketable securities	(208,795)	(232,881)	(286,082)
Proceeds from sale of property and equipment	70	—	—
Purchases of property and equipment	(39)	(349)	(18)
Net cash used in investing activities	(4,751)	(20,275)	(30,516)
Financing activities
Proceeds from the sale of common stock under license agreement with Vifor	44,969	38,449	—
Proceeds from the sale of common stock in a follow-on public offering, net of issuance costs	—	—	136,498
Proceeds from the exercise of stock options	1,639	691	6,106
Net cash provided by financing activities	46,608	39,140	142,604
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,230)	13,378	2,863
Cash, cash equivalents and restricted cash at beginning of period	32,091	18,713	15,850
Cash, cash equivalents and restricted cash at end of period	$13,861	$32,091	$18,713
Noncash investing and financing activities
Shares of common stock issued in connection with oral formulation license agreement	$—	$—	$4,000
Shares of common stock issued in exchange for consulting services	$—	$—	$197

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. Business

Cara Therapeutics, Inc., or the Company, is an early commercial-stage biopharmaceutical corporation formed on July 2, 2004. The Company is leading a new treatment paradigm to improve the lives of patients suffering from pruritus. The Company’s primary activities to date have been organizing and staffing the Company, developing its lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates, and raising capital.

On August 23, 2021, the Company received U.S. Food and Drug Administration, or FDA, approval for KORSUVATM (difelikefalin) injection, or KORSUVA injection, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis. The Company has a license agreement with Vifor (International) Ltd., or Vifor, that provides full commercialization rights of KORSUVA injection to Vifor in dialysis clinics in the United States under a profit-sharing arrangement, whereby total net sales of KORSUVA injection in the U.S., as recorded by Vifor, are reduced by a marketing and distribution fee owed by the Company based on the level of annual net sales, and the resulting amount is shared according to a 60% (Company)/40% (Vifor) profit split (see Note 12, Collaboration and Licensing Agreements). The Company and Vifor began commercializing KORSUVA injection in the U.S. in December 2021 with commercial launch expected in April 2022.

As of December 31, 2021, the Company has raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also received approximately $224,900 under its license and supply agreements for difelikefalin, primarily with Vifor, Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. In October 2021, the Company received net proceeds of $44,969 from the issuance and sale of 3,282,391 shares of the Company’s common stock to Vifor in connection with U.S. regulatory approval for KORSUVA injection in August 2021. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with Vifor. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with VFMCRP (see Notes 10, Shareholders’ Equity and 12, Collaboration and Licensing Agreements).

As of December 31, 2021, the Company had unrestricted cash and cash equivalents and marketable securities of $236,789 and an accumulated deficit of $480,758. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized a net loss of $88,441 and had net cash used in operating activities of $60,087 for the year ended December 31, 2021.

The Company is subject to risks common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with the FDA and other government regulations. If the Company does not successfully commercialize KORSUVA injection or any of its other product candidates, it will be unable to generate additional recurring product revenue or achieve profitability.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally-accepted accounting principles in the United States, or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, the amount and periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, related party accounts receivable, inventory valuation and related reserves, the determination of prepaid research and development, or R&D, clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and related party accounts receivable. The Company invests its cash reserves in money market funds or high-quality marketable securities in accordance with its investment policy. The stated objectives of its investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. The Company’s cash and cash equivalents and marketable securities are held by three major financial institutions. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The percentages of revenue recognized from license agreement partners of the Company in the years ended December 31, 2021, 2020 and 2019 are included in the following table:

	Revenue
	Year Ended December 31,
	2021	2020	2019
License Agreement Partner:
VFMCRP	67%	17%	99%
Vifor	25%	83%	—%

For the years ended December 31, 2021, 2020 and 2019, no additional license agreement partners or customers accounted for more than 10% of the Company’s revenue.

Concentration of Suppliers

The Company relies on three suppliers to manufacture KORSUVA injection active pharmaceutical ingredient, or API, finished drug product, and finished goods. If any of the Company’s suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements to satisfy the supply commitments, the process of locating and qualifying alternate sources would require up to two years, during which time production could be delayed. Such delays could have a material adverse effect on the Company’s business, financial position, and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, deposits with banks and highly liquid money market funds with holdings of cash and other investments with original maturities of three months or less.

Marketable Securities

On January 1, 2020, the Company adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaced the incurred loss impairment methodology in prior GAAP that delayed recognition of a credit loss until it is probable that such loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security in Accounting Standards Codification, or ASC, section 320-10-20. The Company considers its marketable securities to be available-for-sale, which are its only financial instruments that are within the scope of ASU 2016-13 as of December 31, 2021. The Company’s investments in marketable securities, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper, and municipal bonds are highly rated by Moody’s and S&P and have maturities primarily of less than one year but no longer than three years. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated.

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

If the Company intends to sell the security or it is more likely than not that the Company will be forced to sell the security before recovery of the amortized cost of the security, the entire unrealized loss is deemed to be a credit loss, which is recognized in net (loss) income. Otherwise, the portion of the unrealized loss that is due to a credit loss will be recorded as an allowance for credit loss, which will offset the balance of marketable securities and as credit loss expense within other income, net. The portion of the unrealized loss that is not due to a credit loss as well as all unrealized gains will be recorded in Accumulated Other Comprehensive Income (Loss). There was no cumulative effect adjustment as a result of the adoption of ASU 2016-13 on January 1, 2020 (see Note 3, Available-for-Sale Marketable Securities, and Note 11, Fair Value Measurements).

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2021 or December 31, 2020.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using first-in, first-out, or FIFO, method.

The Company capitalizes inventory costs associated with the Company’s products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. As KORSUVA injection is the Company’s first commercial product and probability could not be established prior to regulatory approval on August 23, 2021, all inventory costs prior to regulatory approval were expensed as incurred.

The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and writes down such inventories as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such unmarketable inventory to its estimated realizable value.

Property and Equipment, net

Property and equipment (consisting of computer and office equipment, furniture and fixtures and leasehold improvements) are stated at cost, net of accumulated depreciation and amortization of leasehold improvements. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease.

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

Revenue Recognition

Under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation.

The Company has entered into agreements to license its intellectual property, or IP, related to difelikefalin to develop, manufacture and/or commercialize drug products. These agreements typically contain multiple performance obligations, including licenses of IP and R&D services. Payments to the Company under these agreements may include nonrefundable license fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales. The Company receives its share of the net profits from the sale of KORSUVA injection in the U.S. through its license agreement with Vifor. The Company has adopted a policy to recognize revenue net of tax withholdings, as applicable.

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

At inception of a contract, the Company allocates the transaction price to the distinct performance obligations based upon their relative standalone selling prices. Standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. Since the Company typically does not have such evidence, it estimates standalone selling price so that the amount that is allocated to each performance obligation equals the amount that the Company expects to receive for transferring goods or services. The methods that the Company uses to make such estimates include (1) the adjusted market assessment approach, under which the Company forecasts and analyzes difelikefalin in the appropriate market, the phase of clinical development as well as considering recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, etc. and (2) the expected cost of satisfying the performance obligations plus a margin, or the expected cost plus a margin approach.

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

License and Milestone Fees

License and milestone fees include upfront and milestone payments associated with the Company’s license agreements with Vifor, VFMCRP, Maruishi and CKDP. All upfront and milestone payments associated with the license agreements with Vifor, VFMCRP and CKDP are recognized as license and milestone fees since they contain only one performance obligation. Upfront and milestone payments associated with the license agreement with Maruishi are allocated between License and milestone fees and Collaborative revenue based on the relative standalone selling prices determined at contract inception (see Note 13, Revenue Recognition).

Collaborative Revenue

Collaborative revenue includes milestone payments associated with the Company’s license agreement with Maruishi that were allocated to the R&D services performance obligation (see Note 13, Revenue Recognition).

Commercial Supply Revenue

Commercial supply revenue includes sales of KORSUVA injection commercial product to Vifor, which ultimately will act as the principal in the net profit-sharing arrangement between the two parties upon expected commercial launch in April 2022, which then sells to third parties in the U.S. Commercial supply revenue is recognized when Vifor obtains control of the Company’s commercial product, which occurs at a point in time, typically upon receipt of KORSUVA injection by Vifor, and generally occurs after the commercial product has passed all quality testing required for acceptance by Vifor. The Company calculates its commercial supply revenue based on its cost of goods sold, or COGS, plus an agreed upon margin.

Clinical Compound Revenue

Clinical compound revenue includes sales of clinical compound to Vifor (prior to FDA approval), VFMCRP, and Maruishi for the years ended December 31, 2021, 2020 and 2019. The Company recognizes revenue on clinical compound sales when control has transferred to Vifor, VFMCRP and Maruishi, which occurs at a point in time, typically upon receipt of the clinical compound, and generally occurs after the clinical compound has passed all quality testing required for acceptance. The sales of clinical compound are reimbursed at COGS plus an agreed upon margin.

Cost of Goods Sold (COGS)

COGS includes costs related to sales of the Company’s commercial product, KORSUVA injection, to Vifor. Costs related to the sales of KORSUVA injection are generally recognized upon receipt of shipment by Vifor. The Company’s COGS for KORSUVA injection includes the cost of producing commercial product that correspond with commercial

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

supply revenue, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability, and quality testing. For the year ended December 31, 2021, no COGS was recognized as all inventory costs prior to regulatory approval on August 23, 2021 were expensed as incurred.

Research and Development (R&D) Expenses

R&D costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, compensation and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using clinical research organizations, or CROs, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. The amount of clinical trial expense recognized in any period varies depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs, facility-related costs and stock-based compensation for R&D personnel. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2021 and 2020, the Company recorded $1,481 and $11,286 as prepaid R&D expense, respectively.

General and Administrative (G&A) Expenses

G&A costs are charged to expense as incurred. G&A expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology and human resources functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

As noted in Note 12, Collaboration and Licensing Agreements, the Company’s license agreement with Vifor provides full commercialization rights of KORSUVA injection to Vifor under a profit-sharing arrangement. Under this profit-sharing arrangement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the U.S., the Company will pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement.

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

There were no material uncertain tax positions taken as of December 31, 2021 and 2020. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

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

The Company’s common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in the Company’s stock price to below the exercise prices of awards and blackout periods during which exercises are not allowed, among others. Therefore, the Company believes that as of December 31, 2021, it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of stock options granted is determined using the average of the vesting period and term (6.25 years), an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment.

The Company calculates the expected volatility using company-specific trading activity of its common stock over the option’s expected term.

The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term.

The Company’s policy is to account for forfeitures of share-based payments as they occur.

Compensation cost for all share-based payments granted with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

(Loss) Income Per Share

The Company computes basic net (loss) income per share by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options and restricted stock units, which are included under the treasury stock method when dilutive. For each of the years ended December 31, 2021 and 2019, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would have been anti-dilutive due to the Company’s net losses for those periods. For the year ended December 31, 2020, the Company included the effects of dilutive shares that were outstanding in the denominator as their inclusion was dilutive due to the Company’s net income for the period.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

allocation and assessing performance. The Company views its operations and manages its business as one operating segment, which includes all activities related to the discovery, development, and commercialization of novel therapeutics to treat serious medical conditions, including pruritus and pain.

Leases

The Company has two leases, a lease agreement for office space in Stamford, Connecticut, or the Stamford Lease, and an amendment to the Stamford Lease to add additional office space, or the Lease Amendment, which is included in operating lease right-of-use assets, or ROU assets, operating lease liabilities – current and operating lease liabilities – non-current as of December 31, 2021 and 2020 (see Note 18, Commitments and Contingencies: Leases).

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

The Stamford Lease contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and the non-lease component on a relative standalone price basis. Lease expense under ASC 842 is recognized on a straight-line basis over the lease term in the Statements of Comprehensive (Loss) Income.

There was no cumulative effect adjustment as a result of the adoption of ASC 842 on January 1, 2019.

In June 2020, the Company entered into the Lease Amendment. The term of the Lease Amendment began when renovation of the additional space was completed and the Company took possession of the additional space in October 2020, or the Amendment Commencement Date, and ends on December 31, 2023. The Lease Amendment is also renewable for one five-year term, although this renewable period is not included as part of the lease term as defined in ASC 842 since it is not reasonably certain that the Company will exercise that option. The Lease Amendment contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and non-lease component on a relative standalone price basis. The rent for the Lease Amendment is at market rate as of the signing of the Lease Amendment. The Lease Amendment requires monthly lease payments, including rent

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

escalations, during the lease term. The Company began paying rent for the Lease Amendment on the Amendment Commencement Date.

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

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued ASU No. 2019-12, Income Taxes (Topic 740), or ASU 2019-12, which removes specific exceptions to the general principles in Topic 740. ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss. ASU 2019-12 also simplifies the accounting for income taxes for: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in ASU 2019-12 related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company adopted ASU 2019-12 on January 1, 2021

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

and it did not have a material effect on its results of operations, financial position, and cash flows due to the full valuation allowance recorded.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), or ASU 2021-08, which requires that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with GAAP). When the acquirer is unable to assess or rely on how the acquiree applied ASC 606, the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (i.e., the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. The amendments in ASU 2021-08 also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments also apply to contract assets and contract liabilities from certain other contracts to which the provisions of ASC 606 apply. The amendments in ASU 2021-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will adopt ASU 2021-08 on January 1, 2023, and it does not expect it to have a material effect on its results of operations, financial position, and cash flows since the Company has no history of business acquisitions.

3. Available-for-Sale Marketable Securities

As of December 31, 2021 and 2020, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2021 and 2020:

As of December 31, 2021

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$11,573	$—	$(3)	$11,570
U.S. government agency obligations	17,020	—	(45)	16,975
Corporate bonds	66,495	—	(171)	66,324
Commercial paper	106,914	5	(31)	106,888
Municipal bonds	21,692	—	(113)	21,579
Total available-for-sale marketable securities	$223,694	$5	$(363)	$223,336

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

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020:

As of December 31, 2021

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$11,570	$(3)	$—	$—	$11,570	$(3)
U.S. government agency obligations	9,456	(45)	—	—	9,456	(45)
Corporate bonds	62,704	(170)	2,020	(1)	64,724	(171)
Commercial paper	52,163	(31)	—	—	52,163	(31)
Municipal bonds	20,562	(105)	1,017	(8)	21,579	(113)
Total	$156,455	$(354)	$3,037	$(9)	$159,492	$(363)

As of December 31, 2020

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$12,682	$(1)	$—	$—	$12,682	$(1)
U.S. government agency obligations	2,500	(1)	—	—	2,500	(1)
Corporate bonds	23,553	(23)	—	—	23,553	(23)
Commercial paper	68,897	(17)	—	—	68,897	(17)
Municipal bonds	6,259	(8)	—	—	6,259	(8)
Total	$113,891	$(50)	$—	$—	$113,891	$(50)

As of December 31, 2021 and 2020, respectively, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary for the following categories of securities is as follows:

As of December 31, 2021 and 2020, the Company held a total of 58 out of 76 positions and 30 out of 59 positions, respectively, that were in an unrealized loss position, two of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. Treasury and U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of the U.S. Treasury and government agencies were due to changes in interest rates and non-credit related factors. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 3 positions for its U.S. Treasury securities, and 3 out of 5 positions for its U.S. government agency obligations, that were in unrealized loss positions as of December 31, 2021.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 23 out of 25 positions for its corporate bonds, 15 out of 29 positions for its commercial paper, and 14 out of 14 positions for its municipal bonds, that were in unrealized loss positions as of December 31, 2021.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of December 31, 2021, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of December 31, 2021		As of December 31, 2020
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$153,631	$153,582	$149,164	$149,242
One year to three years	70,063	69,754	70,570	70,565
Total	$223,694	$223,336	$219,734	$219,807

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

During the year ended December 31, 2021, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $10,029, which resulted in realized gains of $39. During the year ended December 31, 2020, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $41,600, which resulted in realized gains of $272. There were no sales of available-for-sale marketable securities during the year ended December 31, 2019.

As of December 31, 2021 and 2020, accrued interest receivables on our available-for-sale debt securities were $455 and $311, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

4. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive (loss) income, for the years ended December 31, 2021, 2020 and 2019.

Total Accumulated
Other Comprehensive
(Loss) Income
Balance, December 31, 2018	$(114)
Other comprehensive income before reclassifications	284
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	284
Balance, December 31, 2019	170
Other comprehensive income before reclassifications	175
Amount reclassified from accumulated other comprehensive income	(272)
Net current period other comprehensive loss	(97)
Balance, December 31, 2020	$73
Other comprehensive loss before reclassifications	(392)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(431)
Balance, December 31, 2021	$(358)

Amounts reclassified out of accumulated other comprehensive (loss) income into net (loss) income are determined by specific identification. The reclassifications out of accumulated other comprehensive (loss) income and into net (loss) income were as follows:

				Affected Line Item in the
Component of Accumulated Other	Year Ended December 31,			Statements of
Comprehensive (Loss) Income	2021	2020	2019	Comprehensive (Loss) Income
Unrealized gains (losses) on available-for-sale marketable securities:
Realized gains on sales of securities	$39	$272	$—	Other income, net
Income tax effect	—	—	—	Benefit from income taxes
Realized gains on sales of securities, net of tax	$39	$272	$—

5. Inventory, net

Inventories consist of the following:

	December 31, 2021	December 31, 2020
Raw materials	$927	$—
Work-in-process	1,657	—
Total	$2,584	$—

As of December 31, 2021, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. For the year ended December 31, 2021, no COGS was recognized as all inventory sold during 2021 pertained to inventory costs incurred prior to regulatory approval on August 23, 2021, which

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

were expensed as incurred. There were no write-downs of commercial supply inventory during the year ended December 31, 2021.

6. Prepaid Expenses

As of December 31, 2021, the amount of prepaid expenses was $2,519, consisting of $1,481 of prepaid R&D clinical costs, $369 of prepaid insurance and $669 of other costs. As of December 31, 2020, the amount of prepaid expenses was $12,076, consisting of $11,286 of prepaid R&D clinical costs, $223 of prepaid insurance and $567 of other costs.

7. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Computer and office equipment	$239	$211
Laboratory equipment	—	628
Furniture and fixtures	330	330
Leasehold improvements	1,223	1,212
	$1,792	$2,381
Less accumulated depreciation and amortization	1,161	1,541
Property and equipment, net	$631	$840

Depreciation and amortization expense included in R&D expense and G&A expense was $248, $209 and $198 for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2021, the Company sold laboratory equipment that was fully depreciated, which resulted in gains on sales of property and equipment of $70. There were no gains or losses on sales of property and equipment during the years ended December 31, 2020 and 2019.

8. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 18, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2021, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of December 31, 2021 and 2020, the Company had $408 of restricted cash related to the Stamford lease in long-term assets.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$13,453	$31,683
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$13,861	$32,091

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$5,625	$4,893
Accrued research projects	4,648	6,194
Accrued compensation and benefits	4,959	4,955
Accrued professional fees and other	629	839
Total	$15,861	$16,881

10. Stockholders’ Equity

The Company’s Board of Directors has authorized 100,000,000 shares of the Company’s common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2021, there were 53,480,812 shares of common stock and no shares of preferred stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

In October 2021, the Company issued 3,282,391 shares of its common stock to Vifor in connection with the milestone earned for the U.S. regulatory approval of KORSUVA injection in August 2021 (see Note 12, Collaboration and Licensing Agreements).

In August 2021, as a result of the achievement of certain performance targets, an aggregate of 44,002 performance-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In June 2021, as a result of the completion of the one-year vesting period, an aggregate of 36,000 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In February and March 2021, as a result of the achievement of certain performance targets, an aggregate of 76,750 performance-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In February 2021, as a result of the completion of the first year of the three-year vesting period, an aggregate of 32,669 time-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In December 2020, as a result of the achievement of a performance target, an aggregate of 36,750 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In October 2020, the Company issued 2,939,552 shares of its common stock to Vifor in connection with the license agreement entered into with Vifor (see Note 12, Collaboration and Licensing Agreements).

Pursuant to the stock purchase agreement with Vifor, or the Vifor Purchase Agreement, Vifor will not, and will not cause any direct or indirect affiliate to, during the period beginning on October 15, 2020 and ending at the close of business on October 15, 2022, or the Restricted Period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock of the Company or any securities convertible into or exercisable or exchangeable for common stock of the Company (including without limitation, common stock or such other securities which may be deemed to be beneficially owned by Vifor in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant) owned by Vifor as of the date hereof or acquired prior to the end of the Restricted Period (collectively with the common stock, referred to as the Lock-Up Securities), except any such sale, option or contract by and between Vifor and one of its affiliates (including Vifor Pharma Group Ltd. or VFMCRP), (ii) enter into any hedging, swap or other agreement or transaction that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Lock-Up Securities, in cash or otherwise, (iii) make any demand for or exercise any right with respect to the registration of any Lock-Up Securities, or (iv) publicly disclose the intention to do any of the foregoing.

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

In June 2020, as a result of the completion of the one-year vesting period, an aggregate of 24,000 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In April and June 2020, as a result of the achievement of certain performance targets, an aggregate of 95,834 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In December 2019, as a result of the achievement of a clinical performance target, restricted stock units of various executive officers vested and were converted into 36,666 shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In August 2019, the Company entered into a Non-Exclusive License Agreement, or the Enteris License Agreement, with Enteris Biopharma, Inc., or Enteris (see Note 18, Commitments and Contingencies for additional information regarding the Enteris License Agreement). As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock. In connection with the Enteris License Agreement, in August 2019, the Company entered

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

into a Common Stock Purchase Agreement, or the Enteris Purchase Agreement, with Enteris and its affiliate, EBP Holdco LLC, collectively referred to as Purchaser, pursuant to which the Company issued and sold to Purchaser 170,793 shares of its common stock in a private placement in satisfaction of the $4,000 portion of the upfront fee payable in shares of the Company’s common stock pursuant to the Enteris License Agreement, and for no additional consideration, based on a purchase price of $23.42 per share, which was equal to the 30-day volume weighted average price of the Company’s common stock on August 20, 2019. In addition, if the Company exercises its right, but not obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout, it may elect to make 50% of the payment in stock by issuing additional shares of the Company’s common stock valued at the 30-day volume weighted average price of the Company’s common stock as of such exercise. The Company did not exercise its Royalty Buyout right and such right expired in August 2021. Pursuant to its obligations under the Enteris Purchase Agreement, the Company effected the registration and sale of the shares issued and sold to Purchaser thereunder in accordance with the applicable requirements of the Securities Act of 1933, as amended, or the Securities Act, through the filing of an automatic shelf registration statement on Form S-3ASR (File No. 333-233666) with the SEC on September 9, 2019. In addition, the Enteris Purchase Agreement includes customary representations, warranties and covenants by the Company (see Note 18, Commitments and Contingencies).

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

In May 2019, as a result of the achievement of a clinical performance target, an aggregate of 74,166 restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In March 2019, the Company entered into a consulting agreement with an existing stockholder. In accordance with the agreement, the stockholder provided various consulting services to the Company in exchange for 10,195 unregistered shares of the Company’s common stock. The closing price of the Company’s common stock on March 20, 2019, or the Effective Date of the consulting agreement, was $19.37 per share. The services provided by the consultant were performed during the six-month period following the Effective Date. During the year ended December 31, 2019, stock-based compensation expense of $197 was recognized in the Statements of Comprehensive (Loss) Income, all of which related to G&A expense.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

11. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2021:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$13,453	$13,453	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	11,570	—	11,570	—
U.S. government agency obligations	16,975	—	16,975	—
Corporate bonds	66,324	—	66,324	—
Commercial paper	106,888	—	106,888	—
Municipal bonds	21,579	—	21,579	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$237,197	$13,861	$223,336	$—

Fair value measurement as of December 31, 2020:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$31,683	$31,683	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	20,750	—	20,750	—
U.S. government agency obligations	22,128	—	22,128	—
Corporate bonds	49,118	—	49,118	—
Commercial paper	116,127	—	116,127	—
Municipal bonds	11,684	—	11,684	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$251,898	$32,091	$219,807	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2021, 2020 and 2019. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2021 and 2020.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12. Collaboration and Licensing Agreements

Vifor (International) Ltd. (Vifor)

In October 2020, the Company entered into a license agreement with Vifor, or the Vifor Agreement, under which the Company granted Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize difelikefalin injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Agreement, the Company retains all rights with respect to the clinical development of, and activities to gain regulatory approvals of, difelikefalin injection in the United States. The Joint Commercialization Committee, or JCC, have the responsibility for overall coordination and oversight of Vifor (and any affiliates or sublicensees). The Company’s membership on the JCC is at its sole discretion and is not its obligation.

The Vifor Agreement provides full commercialization rights in dialysis clinics to Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, the Company will generally be entitled to 60% of the net profits (as defined in the Vifor Agreement) from sales of difelikefalin injection in the United States (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the VFMCRP Agreement) and Vifor is entitled to 40% of such net profits, subject to potential temporary adjustment in future years based on certain conditions. Under the Vifor Agreement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of difelikefalin injection in the United States, the Company will pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement under the Vifor Agreement.

The Company has identified one performance obligation under ASC 606: granting of the license to Vifor. No other performance obligations were identified in the Vifor Agreement (see Note 13, Revenue Recognition).

Under the terms of the Vifor Agreement, the Company received from Vifor an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock at a price of $17.0094 per share, which represents a premium over a pre-determined average closing price of the Company’s common stock. The purchase of the Company’s common stock was governed by a separate stock purchase agreement, or the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the Vifor shares at the closing price of the Company’s common stock on the purchase date of $11,551 was added to the upfront payment for accounting purposes.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received an additional $50,000 in October 2021 for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The purchase of the Company’s common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was included as license and milestone fees revenue for accounting purposes for the year ended December 31, 2021.

The license also requires Vifor to promote and take orders for difelikefalin injection, or Licensed Product, throughout the United States, including coordinating with VFMCRP promotional activities to FMC U.S. Dialysis Clinics which are subject to the Company’s rights under the VFMCRP Agreement. The license also allows Vifor to grant sub-licenses, which, in certain cases, requires the Company’s prior written consent. The Company retains the rights to import, distribute, promote, sell and otherwise commercialize the Licensed Product on an exclusive basis outside of the Field either in or outside of the United States.

The Company retains the rights to make and have made the Licensed Product, on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients, or the Field, anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in September 2021. The supply price is the Company’s COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement.

The Vifor Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of commercial supply to Vifor is not a performance obligation under the Vifor Agreement but rather the Vifor Supply Agreement is a separate agreement from the Vifor Agreement. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor for commercialization. Revenue from the sale of the Licensed Product to Vifor will be recognized in the Company’s Statements of Comprehensive (Loss) Income as sales of the Licensed Product occur. The Company had commercial supply revenue of $701 for the year ended December 31, 2021 with no associated COGS since all inventory costs prior to regulatory approval on August 23, 2021 were expensed as incurred (see Note 2, Summary of Significant Accounting Policies – Inventories and Cost of Goods Sold).

The Vifor Agreement will continue in effect until its expiration upon the cessation of commercial sale of difelikefalin injection in the United States by Vifor and its affiliates and sublicensees, or until the earlier termination of the Vifor Agreement.

The Vifor Agreement may be terminated earlier by either party for material breach that is not cured within 60 days, bankruptcy by either party and by both parties upon mutual written consent. The Company may terminate the Vifor Agreement if Vifor challenges the validity of any licensed patent rights, except if such patent challenge results from the Company’s action against Vifor for infringement of any licensed patent in the United States. In addition, upon the earlier of (1) the acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date, the Vifor Agreement may be terminated by Vifor in its entirety upon written notice to the Company. Such termination will be effective twelve months following the date of such notice

Vifor Fresenius Medical Care Renal Pharma Ltd. (VFMCRP)

In May 2018, the Company entered into a license agreement, or the VFMCRP Agreement, with VFMCRP under which the Company granted VFMCRP an exclusive, royalty-bearing license, or the VFMCRP License, to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize the Licensed Product in the Field worldwide (excluding the United States, Japan and South Korea), or the Territory. VFMCRP cannot perform development activities on their own unless specifically allocated to VFMCRP by

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the Joint Development Committee, or JDC, and Joint Steering Committee, or JSC. The Company’s membership on the JSC or JDC is at its sole discretion and is not its obligation.

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

At inception of the VFMCRP Agreement, the transaction price of $55,444 was allocated entirely to the one combined performance obligation, as described above, and was initially recorded as deferred revenue. License and milestone revenue was recognized proportionately as the R&D services were conducted (i.e., prior to submission of an NDA).

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company was entitled to receive a $15,000 regulatory milestone payment which was received in October 2021, and was recorded as license and milestone fees revenue for the year ended December 31, 2021, based on the identification of one combined performance obligation at contract inception.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company is eligible to receive from VFMCRP additional regulatory and commercial milestone payments in the aggregate of up to $455,000, consisting of up to $15,000 in regulatory milestones and up to $440,000 in tiered commercial milestones, all of which are sales related. The Company is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of difelikefalin injection in the licensed territories. The Company retains full commercialization rights for difelikefalin injection for the treatment of CKD-aP in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where VFMCRP and the Company will promote difelikefalin injection under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by the Company.

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

The Company retains the rights to make and have made the Licensed Product in the Territory for commercial sale by VFMCRP in the Field in or outside the Territory and for supply of Licensed Product to VFMCRP under the terms of a supply agreement, or the VFMCRP Supply Agreement, which was executed in May 2020. The supply price is the Company’s COGS, as calculated under U.S. GAAP, plus an agreed upon margin. The VFMCRP Supply Agreement will co-terminate with the VFMCRP Agreement.

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization. Revenue from the sale of the Licensed Product to VFMCRP will be recognized in the Company’s Statements of Comprehensive (Loss) Income as sales of the Licensed Product occur. During the years ended 2021 and 2020, the Company recognized clinical compound revenue of $361 and $115, respectively, from the sale of clinical compound to VFMCRP and as a result, the Company incurred R&D expense of $343 and $108 during the respective periods.

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

Maruishi Pharmaceutical Co., Ltd. (Maruishi)

In April 2013, the Company entered into a license agreement with Maruishi, or the Maruishi Agreement, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing difelikefalin for acute pain and/or uremic pruritus in Japan. Maruishi has the right to grant sub-licenses in Japan, which entitles the Company to receive sub-license fees, net of prior payments made by Maruishi to the Company. Under the Maruishi Agreement, the Company and Maruishi are required to use commercially reasonable efforts, at their own expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States and Japan, respectively. In addition, the Company provided Maruishi specific clinical development services for difelikefalin used in Maruishi’s field of use.

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

During the years ended December 31, 2021, 2020 and 2019, the Company recognized clinical compound revenue of $37, $528 and $140, respectively, from the sale of clinical compound to Maruishi.

The Company incurred R&D expense related to the Maruishi Agreement of $33, $476, and $126 (all related to the cost of clinical compound sold to Maruishi) during the years ended December 31, 2021, 2020 and 2019, respectively.

Chong Kun Dang Pharmaceutical Corporation (CKDP)

In April 2012, the Company entered into a license agreement, or the CKDP Agreement with CKDP in South Korea, under which the Company granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in South Korea. The Company and CKDP are each required to use commercially reasonable efforts, at their respective expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States and South Korea, respectively. The Company identified the granting of the license as its only performance obligation under the CKDP Agreement.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Under the terms of the CKDP Agreement, the Company is eligible to receive milestone payments upon the achievement of defined clinical and regulatory events as well as tiered royalties, with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees.

13. Revenue Recognition

The Company currently recognizes revenue in accordance with ASC 606, as amended, for the Vifor, VFMCRP, Maruishi and CKDP agreements (see Note 12, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from (1) commercial supply sales to Vifor under the Vifor Supply Agreement; (2) upfront payments; (3) regulatory milestone payments under the Vifor and VFMCRP agreements; and (4) clinical development milestone payments under the Maruishi and CKDP agreements. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi and CKDP agreements, the Company may earn additional future milestone payments upon the achievement of defined clinical events, and under the VFMCRP, Maruishi and CKDP agreements, upon the achievement of defined regulatory events, and under the Vifor, VFMCRP and Maruishi agreements, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under the VFMCRP, Maruishi and CKDP agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to VFMCRP and Maruishi in accordance with separate supply agreements.

For the year ended December 31, 2021, the Company had license and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP. The following table provides amounts included in the Company’s Statements of Comprehensive (Loss) Income as revenue for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
License and milestone fees
VFMCRP	$15,000	$22,262	$19,746
Vifor	5,031	111,551	—
Maruishi	1,192	—	—
CKDP	—	626	—
Total license and milestone fees	$21,223	$134,439	$19,746
Collaborative revenue
Maruishi	$706	$—	$—
Total Collaborative revenue	$706	$—	$—
Commercial supply revenue
Vifor (KORSUVA injection)	$701	$—	$—
Total commercial supply revenue	$701	$—	$—
Clinical compound revenue
VFMCRP (difelikefalin injection)	$361	$115	$—
Maruishi	37	528	140
Total clinical compound revenue	$398	$643	$140

Contract balances

As of December 31, 2021 and 2020, there were no material balances of receivables, and no other assets or deferred revenue related to the Vifor, VFMCRP, Maruishi and CKDP agreements.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license or collaboration partners during the years ended December 31, 2021, 2020, or 2019.

Performance obligations

Under the Vifor Agreement, the Company’s only performance obligation is granting a license to allow Vifor to commercialize difelikefalin in the United States, which occurred at inception of the contract in October 2020 (see Note 12, Collaboration and Licensing Agreements).

Under the Vifor Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to Vifor in accordance with the receipt of purchase orders.

Under the VFMCRP Agreement, the Company’s performance obligations of granting a license to allow VFMCRP to commercialize difelikefalin injection worldwide, except in the United States, Japan and South Korea, which occurred at inception of the contract in May 2018, and performing R&D services by the Company to obtain sufficient clinical data which will be shared with VFMCRP to allow them to receive regulatory approval to sell difelikefalin in the licensed territory, are not distinct, and are accounted for as a single performance obligation during the period that the R&D services are rendered (see Note 12, Collaboration and Licensing Agreements).

The Company’s distinct performance obligations under the Maruishi Agreement include transfer of the license to the Company’s IP, which allowed Maruishi to develop and commercialize difelikefalin, for acute pain and uremic pruritus indications in Japan, which occurred at inception of the contract in 2013, and performance of R&D services, which occurred from 2013 to 2015, as those services were rendered. The Company agreed to conduct limited work on an oral tablet formulation of difelikefalin and to conduct Phase 1 and proof-of-concept Phase 2 clinical trials of an intravenous formulation of difelikefalin to be used to treat patients with uremic pruritus. The Company agreed to transfer the data and information from such development to Maruishi for its efforts to obtain regulatory approval in Japan. These activities are referred to as R&D services (see Note 12, Collaboration and Licensing Agreements).

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. The Company’s only performance obligation under the VFMCRP Supply Agreement is to deliver difelikefalin injection to VFMCRP in accordance with the receipt of purchase orders.

Under the CKDP Agreement, the Company’s only performance obligation is to transfer the license to the Company’s IP related to difelikefalin.

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

Transaction price allocated to the remaining performance obligations

At inception of the Vifor Agreement, the entire transaction price of $111,551 was allocated to the one performance obligation, as described above. For the year ended December 31, 2020, the entire $111,551 was recognized as license and milestone fees revenue as the license was granted to Vifor in October 2020. As of December 31, 2021, there were no remaining performance obligations under the Vifor Agreement. The Company is eligible to receive milestone payments in the future.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

At inception of the VFMCRP Agreement, the entire transaction price of $55,444 was allocated to the one combined performance obligation, as described above. As of December 31, 2021, there were no remaining performance obligations and the entire $55,444 has been recognized as license and milestone fees revenue based on the percentage of R&D services that has been completed since the inception of the VFMCRP Agreement. The Company is eligible to receive milestone payments and sales royalties in the future.

As of December 31, 2021, there were no remaining performance obligations under either the Maruishi Agreement or the CKDP Agreement, although the Company is eligible to receive milestone payments and sales royalties in the future.

Significant judgments

In applying ASC 606, as amended, to its four contracts, the Company made the following judgments that significantly affect the timing and amount of revenue recognition:

1.	Determination of the number of distinct performance obligations in a contract

The VFMCRP Agreement contains one combined performance obligation, which includes the Company’s two performance obligations to grant a license to VFMCRP and conduct R&D services. Both of those performance obligations are inputs to the promise, within the context of the contract, to transfer a combined output for which VFMCRP has contracted (the ability of VFMCRP to commercialize the Licensed Product) (see Note 12, Collaboration and Licensing Agreements, for further discussion).

The Maruishi Agreement contains two distinct performance obligations: the granting of the license and the promise to deliver defined R&D services. Under the Maruishi Agreement, the license and the R&D services represent distinct goods or services from each other because Maruishi is able to benefit from the license on its own or together with other resources that are readily available to it (i.e., capable of being distinct). Maruishi’s ability to benefit from the license without the R&D services is indicated by its ability to conduct clinical trials of difelikefalin on its own and by the provision in the Maruishi Agreement whereby if the Company suspends or discontinues its development activity, the Company will provide information regarding its development efforts up to that point so that Maruishi may continue development and commercialization of the product in Japan. Therefore, the R&D services do not significantly affect Maruishi’s ability to use and benefit from the license.

In addition, the Company’s promise in the Maruishi contract to transfer the license is separately identifiable from the promise to provide defined R&D services (i.e., distinct within the context of the contract) because the Company is not using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer. The combined output specified by Maruishi is its right to conduct development activities related to difelikefalin in Japan, which could result in regulatory approval in Japan. That right is derived from the Company’s grant of the license. Maruishi is conducting clinical trials on its own and does not require the R&D services provided by the Company. Furthermore, the R&D services do not significantly modify or customize the license and vice versa. Finally, the license and R&D services are not highly interdependent or highly interrelated because the Company is able to fulfill its promise to transfer the initial license independently from its promise to subsequently provide the R&D services, which Maruishi can obtain on its own.

The only performance obligation in the Vifor and CKDP agreements is the granting of the license. The only performance obligation in the Vifor Supply Agreement is the delivery of KORSUVA injection to Vifor.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2.	Determination of the transaction price, including whether any variable consideration is included at inception of the contract

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer. The transaction price must be determined at inception of a contract and may include amounts of variable consideration. However, there is a constraint on inclusion of variable consideration, such as milestone payments or sales-based royalty payments, in the transaction price related to licenses of IP, if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future (see Note 2, Summary of Significant Accounting Policies: Revenue Recognition).

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

Under the Vifor Agreement, the one performance obligation was satisfied when the license was granted to Vifor in October 2020, and as a result, $111,551 (including the upfront payment of $100,000 and the premium on the common stock purchased by Vifor of $11,551) was recognized as license and milestone fees revenue during the year ended December 31, 2020. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, which includes regulatory approvals and sales milestones (see Note 12, Collaboration and Licensing Agreements).

Under the VFMCRP Agreement, the single combined performance obligation was satisfied as the R&D services were rendered and the transaction price (including the upfront payment of $50,000 and the premium on the common stock purchased by VFMCRP of $5,444) was recognized as revenue as the R&D services were performed based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, which includes regulatory approvals and sales milestones and sales royalties (see Note 12, Collaboration and Licensing Agreements).

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

Under the Maruishi Agreement, the transaction price includes only the non-refundable and non-creditable upfront license fee of $15,337, including the premium of $337 from the sale of Company stock to Maruishi, that was paid to the Company at inception of the contract. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, including an aggregate of up to $10,500, which the Company is eligible to receive upon achievement of clinical development and regulatory milestones, a one-time sales milestone of one billion Yen when a certain sales level is attained; a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sub-licensees, if any; and tiered royalties based on net sales of products containing difelikefalin in Japan, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Under the CKDP Agreement, the transaction price includes only the non-refundable and non-creditable upfront license fee of $646, including the premium of $83 from the sale of Company stock to CKDP, that was paid to the Company at inception of the contract. The remaining consideration was considered to be variable consideration and was constrained at inception of the contract, including an aggregate of up to $3,750, which the Company is eligible to earn upon achievement of clinical development and regulatory milestones. The Company is also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sub-licensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales of products containing difelikefalin in South Korea, if any.

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

At inception of the Maruishi Agreement, the Company determined the estimate of standalone selling price for the license performance obligation by using the adjusted market assessment approach. Under this method, the Company forecasted and analyzed difelikefalin in the Japanese market, the phase of clinical development as well as considered recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, etc. To estimate the standalone selling price of the R&D services, the Company forecasted its expected costs of satisfying that performance obligation and added a margin for that service.

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

The licenses grant Vifor, Maruishi and CKDP the right to use the Company’s IP relating to difelikefalin as it existed at the point in time that the licenses were granted. That IP has significant standalone functionality as it provides the customer with the ability to perform a function or task, such as to manufacture difelikefalin, conduct clinical trials, or commercialize difelikefalin, and is considered to be functional IP.

During the license periods, the Company is continuing to develop and advance difelikefalin by conducting clinical trials. Those development efforts are for its own benefit and do not substantively change the significant standalone functionality of the licensed IP granted to Vifor, Maruishi or CKDP. Therefore, the Company’s ongoing development efforts do not significantly affect the IP’s utility to which Vifor, Maruishi or CKDP have rights. Furthermore, if the Company abandons its development efforts, Vifor, Maruishi or CKDP may still continue to develop difelikefalin in their respective countries.

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

Similarly, under the VFMCRP Agreement, revenue related to the single distinct performance obligation, which includes both granting of the license and performance of the R&D services, was recognized as the R&D services were performed, based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. As of December 31, 2021, there is no remaining amount of the transaction price to be recognized as license and milestone fees revenue.

Under the Vifor Supply Agreement, revenue from the sales of KORSUVA injection are recognized in the Company’s Statements of Comprehensive (Loss) Income as sales of KORSUVA injection occurs and control is transferred to Vifor.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received an additional $50,000 milestone payment in October 2021 from Vifor for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was included as license and milestone fees revenue for the year ended December 31, 2021, as the variable consideration was deemed probable upon the FDA approval in August 2021.

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received a $15,000 milestone payment in October 2021 from VFMCRP, which was recorded as license and milestone fees revenue for the year ended December 31, 2021, as the variable consideration was deemed probable upon the FDA approval in August 2021.

In January 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue and $706 as collaboration revenue based on the relative standalone selling prices described above at contract inception for the year ended December 31, 2021. In May 2021, the Company received the $1,898 payment (after contractual foreign currency exchange adjustments) from Maruishi for the milestone event achieved.

During the year ended December 31, 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and the Company recorded $626 (net of South Korean taxes) as license and milestone fees revenue. No milestone events were probable of occurrence or achieved during the years ended December 31, 2021 and 2019.

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

14. Stock-Based Compensation

2019 Inducement Plan

In October 2019, the Company’s Board of Directors adopted the 2019 Inducement Plan, or the 2019 Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), or Rule 5635, for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards (collectively, the Inducement Awards) to new employees of the Company, as inducement material to such new employees entering into employment with the Company. On November 20, 2019, the Company filed a Registration Statement on Form S-8 with the SEC covering the offering of up to 300,000 shares of its common stock, par value $0.001, pursuant to the Company’s 2019 Plan. No stock options were granted under the 2019 Inducement Plan during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company granted 47,500 stock options under the 2019 Plan to new employees. Initial grants of Inducement Awards made to employees vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date.

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

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and will continue to increase on January 1 of each year through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2022, the aggregate number of shares of common stock that may be issued pursuant to Stock Awards under the 2014 Plan automatically increased from 8,984,679 to 10,589,103. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Restricted Stock Units

On December 17, 2021, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 63,573 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vest in two equal installments on December 15, 2022 and June 15, 2023. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. For the year ended December 31, 2021, the Company recognized $20 of stock compensation expense, with $8 recorded in R&D expense and $12 in G&A expense. As of December 31, 2021, none of the 63,573 restricted stock units were vested or settled in shares of the Company’s common stock.

On October 29, 2021, the Compensation Committee of the Company’s Board of Directors also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new Chief Executive Officer, or CEO, under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vests 25% on the first anniversary of the date of grant and the balance quarterly over the next 36 months. The second tranche of 5,942 restricted stock units fully vests on March 31, 2022. As a result, the Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. For the year ended December 31, 2021, stock compensation expense of $144 was recognized in G&A expense. As of December 31, 2021, none of the 147,942 restricted stock units were vested or settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units will vest on the earlier of (i) June 3, 2022 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the year ended December 31, 2021, stock compensation expense of $326 was recognized in G&A expense. As of December 31, 2021, none of the 43,200 restricted stock units were vested or settled in shares of the Company’s common stock.

On March 30, 2021, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 176,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In August 2021, performance targets relating to 44,002 restricted stock units had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the year ended December 31, 2021, the Company recognized $906 of stock compensation expense, with $329 recorded in R&D expense and $577 recorded in G&A expense. As of December 31, 2021, 44,002 of the 176,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Additionally on March 30, 2021, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 100,000 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the year ended December 31, 2021, the Company recognized $592 of stock compensation expense, with $166 recorded in R&D expense and $426 in G&A expense. G&A amounts recorded in the period included $75 of stock compensation expense relating to the modification

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

of restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of December 31, 2021, none of the 100,000 restricted stock units were vested or settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units fully vested on June 3, 2021. As a result, the Company has recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the years ended December 31, 2021 and 2020, $239 and $323, respectively, of stock compensation expense relating to these restricted stock units was recognized in G&A expense. All of the 36,000 restricted stock units vested and were settled in shares of the Company’s common stock as of December 31, 2021.

In February 2020, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 138,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the year ended December 31, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. As a result of the achievement of a performance target relating to its NDA filing in December 2020, the Company recognized $601 of stock compensation expense, with $196 recorded in R&D expense and $405 in G&A expense for the year ended December 31, 2020. As of December 31, 2021, 113,500 of the 138,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the year ended December 31, 2021, the Company recognized $607 of stock compensation expense, with $174 recorded in R&D expense and $433 recorded in G&A expense. G&A amounts for 2021 included $73 of stock compensation expense relating to the modification of restricted stock units on November 1, 2021 (see Stock Award Modifications below). For the year ended December 31, 2020, the Company recognized $455 of stock compensation expense, with $149 recorded in R&D expense and $306 in G&A expense. As of December 31, 2021, 32,669 of the 98,000 restricted stock units vested and were settled in shares of the Company’s common stock.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date and were fully vested in June 2020. For the years ended December 31, 2020 and 2019, the Company recognized $205 and $287, respectively, of stock compensation expense relating to these restricted stock units in G&A expense. As of December 31, 2021, all of the 24,000 restricted stock units vested and were settled in shares of the Company’s common stock.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In March 2019, the Compensation Committee of the Company’s Board of Directors approved and granted a total of 215,000 restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical milestones, subject to the recipient’s continuous service through the vesting events. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In April and June 2020, performance targets relating to 65,834 and 30,000 restricted stock units, respectively, had been achieved and thus such restricted stock units vested, and the awards were settled in shares of common stock. During the year ended December 31, 2020, the Company recognized $1,543 of stock compensation expense relating to the vesting of these restricted stock units, with $1,087 recorded in R&D expense and $456 in G&A expense. In December 2019 and May 2019, performance targets relating to 36,666 and 74,166 restricted stock units, respectively, had been achieved and thus such restricted stock units vested, and the awards were settled in shares of common stock. Also in December 2019, 8,334 restricted stock units were forfeited. During the year ended December 31, 2019, the Company recognized $1,784 of stock compensation expense relating to the vesting of these restricted stock units, with $1,180 recorded in G&A expense and $604 in R&D expense. During the year ended December 31, 2020, all of the 215,000 restricted stock units either vested and were settled in shares of the Company’s common stock or were forfeited.

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the year ended December 31, 2021 is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2020	235,250	$16.25
Awarded	530,715	17.95
Vested and released	(189,421)	17.20
Outstanding, December 31, 2021	576,544	$17.50
Restricted stock units exercisable (vested and deferred), December 31, 2021	—

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock Options

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants for the 2019 Plan and the 2014 Plan as of and for the year ended December 31, 2021 is as follows:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2020	5,469,393	$15.02
Granted	1,422,750	17.82
Exercised	(136,787)	11.98
Forfeited	(239,457)	18.01
Expired	(3,619)	24.93
Outstanding, December 31, 2021	6,512,280	$15.58	$3,537
Weighted average remaining contractual life as of December 31, 2021 (in years)	6.88
Options exercisable, December 31, 2021	4,120,917	$14.73	$3,525
Weighted average remaining contractual life as of December 31, 2021 (in years)	5.79
Options vested and expected to vest as of December 31, 2021	6,449,787	$15.39	$3,537
Weighted average remaining contractual life as of December 31, 2021 (in years)	6.06

The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $12,844, $12,819, and $10,074, respectively. The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $965, $152, and $5,741, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company granted 1,422,750, 1,377,850 and 1,324,000 stock options, respectively, to employees and non-employee members of the Board of Directors. There were no options granted to nonemployee consultants during the years ended December 31, 2021, 2020 and 2019. The fair values of the stock options granted to those groups were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation):

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.66% - 1.41%	0.35% - 1.57%	1.55% - 2.62%
Expected volatility	71.6% - 83.5%	71.8% - 74.8%	71.1% - 75.2%
Expected dividend yield	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25

The weighted average grant date fair value of options granted to employees and non-employee members of the Board of Directors for their Board service during the years ended December 31, 2021, 2020 and 2019 was $12.00, $10.33, and $11.67, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense relating to stock options as follows:

	Year Ended December 31,
	2021	2020	2019
Research and development	$7,126	$6,765	$5,206
General and administrative	9,569	4,943	5,094
Total stock option expense	$16,695	$11,708	$10,300

The following were excluded from the table above as they are not related to stock options: compensation expense for i) the vesting of executives’ restricted stock units for $1,201, $1,432 and $604 in R&D expense for the years ended December 31, 2021, 2020 and 2019, respectively, and $2,324, $1,167 and $1,180 in G&A expense for the years ended December 31, 2021, 2020 and 2019, respectively; ii) compensation expense relating to the Board of Directors’ restricted stock units for $565, $528 and $287 in G&A expense for the years ended December 31, 2021, 2020 and 2019, respectively; and iii) the issuance of common stock relating to the consulting agreement for $197 in G&A expense for the year ended December 31, 2019.

As of December 31, 2021, the total compensation expense relating to unvested options granted to employees and non-employee members of the Board of Directors that had not yet been recognized was $24,418, which is expected to be realized over a weighted average period of 2.58 years. The Company will issue shares upon exercise of options from common stock reserved.

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2021, 2020 and 2019.

Stock Award Modifications

In November 2021, the Company and the former President and CEO mutually agreed to a transition from CEO to a consulting role through June 30, 2022, if not terminated earlier per the terms of the consulting agreement. As a result, the Company modified the terms of its former CEO’s outstanding Stock Awards to (1) automatically vest any unvested stock options or time-based restricted stock units that would have vested in the twelve month period following the end of the consulting period if continuous service is achieved with the Company during such twelve-month period; (2) extend the period during which the vested stock options may be exercised through the earlier of (i) eighteen months following the separation date (November 8, 2021); or (ii) the original expiration date applicable to each of the stock options, unless terminated earlier in accordance with the 2014 Plan, if continuous service is achieved with the Company; and (3) extend the period in which performance-based vesting milestones for restricted stock units may be achieved through March 31, 2022, if continuous service is achieved with the Company.

The Company determined that vested Stock Awards which had modifications due to the extension of the exercise period were Type 1 modifications pursuant to ASC 718 because those Stock Awards would have vested before and after the modification. Acceleration of vesting for the Stock Awards that would have vested in the twelve-month period following the consulting term was determined to be a Type 3 modification requiring stock compensation expense pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the last day that the former CEO provided continuous service as a consultant. Performance-based restricted stock units were not considered probable of achieving performance targets on the modification date, or as of December 31, 2021, which resulted in no stock compensation expense being recorded on these performance-based restricted stock units.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the year ended December 31, 2021, total incremental stock compensation expense relating to modifications of stock options and time-based restricted stock units of the former CEO were $5,056, which is included in G&A expense. Of that total amount, $4,908 is included in G&A expense in the stock option compensation expense table above.

15. Income Taxes

The Company’s benefit from income taxes is as follows:

	December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	(691)	(816)
	—	(691)	(816)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit from income taxes	$—	$(691)	$(816)

The Company’s tax benefits relate to state R&D tax credits exchanged for cash. The State of Connecticut provides companies with the opportunity to exchange certain R&D credit carryforwards for cash in exchange for foregoing the carryforward of the R&D credit. The program provides for such exchange of the R&D credits at a rate of 65% of the annual R&D credit, as defined. Because the Company’s revenue in 2020 exceeded $70,000, it is not eligible to exchange its 2021 R&D tax credits for cash, therefore there was no benefit from income taxes for the year ended December 31, 2021.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2021	2020	2019
Income taxes using U.S. federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	7.84%	(58.68)%	(1.99)%
Tax Cuts and Jobs Act	0.00%	0.00%	0.00%
Impact of R&D tax credit on effective tax rate	2.87%	(52.06)%	4.34%
Stock option shortfalls and cancellations	(4.74)%	0.35%	(0.17)%
Permanent items and other	(1.29)%	(5.08)%	0.36%
Change in valuation allowance	(25.69)%	84.61%	(22.76)%
Provision to return	0.01%	0.92%	(0.02)%
Non-taxable revenue	0.00%	0.00%	0.00%
	0.00%	(8.94)%	0.76%

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Valuation allowance	$(143,388)	$(120,666)

Net operating loss carryforwards	113,636	93,507
Federal and state tax credits	24,428	19,982
Deferred revenue	—	—
Stock-based compensation expense	5,023	6,732
Other	1,268	2,414
Deferred tax assets	144,355	122,635

Other	(967)	(1,969)
Deferred tax liabilities:	(967)	(1,969)

Net deferred tax asset:	$—	$—

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2021 and 2020 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2021 and 2020 was an increase of $22,722 and $6,530, respectively.

The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

At December 31, 2021, the Company had federal and state net operating loss, or NOL, carryforwards of $443,134 and $347,313, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. The Company conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and thus the full amount of the Company’s NOL carryforwards and R&D tax credits could be utilized annually in the future to offset taxable income or tax, respectively. The Company also had federal and state R&D tax credit carryforwards of $19,864 and $5,516, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the NOL and research credit carryforwards, tax years 2006 through 2021 remain open to U.S. federal and state tax examinations.

In March 2020, former President Trump signed into law the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

16. Net (Loss) Income per Share

The Company computes net (loss) income per share in accordance with ASC 260-10, Earnings per Share (see Note 2, Summary of Significant Accounting Policies – (Loss) Income per Share).

The denominators used in the net (loss) income per share computations are as follows:

	Year Ended December 31,
	2021	2020	2019
Basic:
Weighted average common shares outstanding	50,718,765	47,413,250	42,669,333
Diluted:
Weighted average common shares outstanding - Basic	50,718,765	47,413,250	42,669,333
Common stock equivalents*	—	501,780	—
Denominator for diluted net (loss) income per share	50,718,765	47,915,030	42,669,333
*

For the year end December 31, 2020, common stock equivalents include dilutive stock options and restricted stock units. For the years ended December 31, 2021 and 2019, no amounts were considered as their effects would have been anti-dilutive due to net losses for those periods.

Basic and diluted net (loss) income per share is computed as follows:

	Year Ended December 31,
	2021	2020	2019
Net (loss) income - basic and diluted	$(88,441)	$8,410	$(106,373)

Weighted-average common shares outstanding - basic	50,718,765	47,413,250	42,669,333
Effect of dilutive securities:
Stock options	—	481,254	—
Restricted stock units	—	20,526	—
Weighted-average common shares outstanding - diluted	50,718,765	47,915,030	42,669,333

Net (loss) income per share:
Basic	$(1.74)	$0.18	$(2.49)
Diluted	$(1.74)	$0.18	$(2.49)

As of December 31, 2021, 6,512,280 stock options and 576,544 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

17. Employee Benefit Plan

The Company’s defined contribution retirement plan complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan at the beginning of the next calendar month after three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the quarter on or after the day all age and service requirements have been met. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the years ended December 31, 2021, 2020 and 2019, employer contributions to the plan were $460, $349 and $279, respectively.

18. Commitments and Contingencies

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

As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Enteris Purchase Agreement (see Note 10, Stockholders’ Equity). As a result, the Company recognized R&D expense of $8,000 related to the Enteris License Agreement during the year ended December 31, 2019.

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate the Royalty Buyout. The Company did not exercise its Royalty Buyout right and such right expired in August 2021. During the years ended December 31, 2021 and 2020, the Company paid $15,000 and $5,000, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement. As a result, the Company recognized $15,000 and $5,000 of R&D expense related to the Enteris License Agreement during the years ended December 31, 2021 and 2020, respectively.

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

Manufacturing Agreement with Patheon UK Limited

In July 2021, the Company entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of the active pharmaceutical ingredient difelikefalin, or API, for the difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to the Company, in the amounts as set forth in purchase orders to be provided by the Company. The Company will be required to purchase its requirements of API for each year of the term of the agreement, based on internal forecasts.

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

Also in July 2019, the Company entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of difelikefalin injection, the Company’s lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of difelikefalin injection at

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from API supplied by the Company. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

Leases

The Company’s Stamford Lease had an initial 7-year term ending in December 2023 and is renewable for one five-year term. The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Stamford Lease landlord had made tenant improvements of $1,094 to the leased premises which was included in Property and equipment, net.

In connection with the signing of the Stamford Lease, the Company entered into a standby letter of credit agreement which serves as a security deposit for the Premises. The standby letter of credit is automatically renewed annually through November 2023. This standby letter of credit is secured with restricted cash in a money market account (refer to Note 8, Restricted Cash).

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

Under ASC 842, lease expenses on the Stamford lease and Lease Amendment are recognized on a straight-line basis over the lease term. As a result, $1,624, $1,116 and $937 of operating lease cost, or lease expense, was recognized for the years ended December 31, 2021, 2020 and 2019, respectively, consisting of $1,137 relating to R&D lease expense and $487 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2021 period, $781 relating to R&D lease expense and $335 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2020 period, and $656 relating to R&D lease expense and $281 relating to G&A lease expense for the Stamford Lease in the 2019 period.

Other information related to the Stamford Lease and Lease Amendment was as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$1,921	$1,403
ROU assets obtained in exchange for new operating lease liabilities	$—	$1,934
Remaining lease term - operating leases (years)	2.0	3.0
Discount rate - operating leases	7.0%	7.0%

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Future minimum lease payments under the non-cancellable operating leases for the Stamford lease and the Lease Amendment, as well as a reconciliation of these undiscounted cash flows to the operating lease liabilities as of December 31, 2021, were as follows:

Year Ending December 31,
2022	$1,957
2023	1,991
Total future minimum lease payments, undiscounted	3,948
Less imputed interest	(275)
Total	$3,673

Operating lease liabilities reported as of December 31, 2021:
Operating lease liabilities - current	$1,755
Operating lease liabilities - non-current	1,918
Total	$3,673

19. Legal Matters

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

20. Related Party Transactions

As of December 31, 2021, Vifor owned 7,396,770, or 13.8%, of the Company’s common stock. Both Vifor and VFMCRP are considered related parties as of December 31, 2021 (see Note 12, Collaboration and Licensing Agreements).

Sales of KORSUVA injection to Vifor for $701 were included within Commercial supply revenue on the Company’s Statement of Comprehensive (Loss) Income for the year ended December 31, 2021. Sales of clinical compound to VFMCRP for $361 were included within Clinical compound revenue on the Company’s Statement of Comprehensive (Loss) Income for the year ended December 31, 2021.

21. Subsequent Events

On March 1, 2022, the Company filed a universal shelf registration statement, or the Shelf Registration Statement, which provides for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission. The securities registered under the Shelf Registration Statement include $154,525 of unsold

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

securities that had been registered under the Company’s previous Registration Statement on Form S-3 (File No. 333-230333) that was declared effective on April 4, 2019.

The Company may offer additional securities under its Shelf Registration Statement, when declared effective, from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. On March 1, 2022, the Company entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which it may, subject to the effectiveness of the Shelf Registration Statement, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on the assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their attestation report, which is included in Part II Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Executive Officers”, “Election of Directors” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) List of Exhibits

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

4.1	Form of Common Stock Certificate.	S-1/A	333-192230	4.1	January 17, 2014

4.2#	Common Stock Purchase Agreement, dated August 20, 2019, by and among the Registrant, Enteris Biopharma, Inc. and EBP Holdco LLC.	S-3ASR	333-233666	4.3	September 9, 2019

4.3	Description of Securities.	10-K	001-36279	4.3	February 27, 2020

4.4#	Securities Purchase Agreement, dated October 15, 2020, by and between the Registrant and Vifor (International) Ltd.	10-K	001-36279	4.4	February 25, 2021

10.1+	Form of Indemnity Agreement.	S-1/A	333-192230	10.1	January 17, 2014

10.2+	2014 Equity Incentive Plan.	S-1/A	333-192230	10.3	January 17, 2014

10.2.1	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.1	January 17, 2014

10.2.2	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.2	January 17, 2014

10.3*	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.	S-1	333-192230	10.7	November 8, 2013

10.4*	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.8	November 8, 2013

10.5	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.9	November 8, 2013

10.6#	API Commercial Supply Agreement between Cara Therapeutics, Inc. and Polypeptide Laboratories S.A.	10-Q	001-36279	10.1	November 8, 2021

10.7+	Employment Agreement with Christopher Posner	8-K	001-36279	10.1	November 3, 2021

10.8+	Employment Agreement with Derek Chalmers.	8-K	001-36279	10.1	February 7, 2014

10.9+	Separation Agreement with Derek Chalmers	8-K	001-36279	10.2	November 3, 2021

10.10+	Employment Agreement with Frédérique Menzaghi.	8-K	001-36279	10.2	February 7, 2014

10.11+	Employment Agreement with Joana Goncalves.	10-K	001-36279	10.11	March 12, 2019

10.12+	Employment Agreement with Thomas Reilly	8-K	001-36279	10.1	October 1, 2020

10.13†+	Form of Retention Agreement

10.14†+	Cara Therapeutics, Inc. Severance Plan and Form of Participation Agreement

10.15+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36279	10.1	May 11, 2020

10.16	Lease Agreement dated December 21, 2015 between the Registrant and Four Stamford Plaza Owner L.L.C.	8-K	001-36279	10.1	December 23, 2015

10.17	Amendment to Lease Agreement between the Registrant and Four Stamford Plaza Owner L.L.C. Stamford Lease, dated June 23, 2020.	10-Q	001-36279	10.2	August 10, 2020

10.18*	License Agreement by and between Cara Therapeutics, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd.	10-Q	001-36279	10.1	August 7, 2018

10.19#	Master Manufacturing Services Agreement between the Registrant and Patheon UK Limited and related Product Agreements	10-Q	001-36279	10.2	August 7, 2019

10.20#	Non-Exclusive License Agreement, dated August 20, 2019, between the Registrant and Enteris Biopharma, Inc.	10-Q	001-36279	10.1	November 5, 2019

10.21+	2019 Inducement Plan.	8-K	001-36279	10.1	November 20, 2019

10.22	Form of Stock Option Grant Notice under 2019 Inducement Plan	8-K	001-36279	10.2	November 20, 2019

10.23	Form of Restricted Stock Unit Notice under 2019 Inducement Plan	8-K	001-36279	10.3	November 20, 2019

10.24#	License Agreement, dated October 15, 2020, by and between Cara Therapeutics, Inc. and Vifor (International) Ltd.	10-K	001-36279	10.21	February 25, 2021

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1†**

Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.INS†	Inline XBRL Instance Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.SCH†	Inline XBRL Taxonomy Extension Schema Linkbase.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104†	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).
+	indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and are the type that the Registrant treats as private and confidential.
†	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2022.

CARA THERAPEUTICS, INC.

By:	/s/ CHRISTOPHER POSNER
Name:	Christopher Posner
Title:	President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Posner and Scott Terrillion, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER POSNER	President, Chief Executive Officer	March 1, 2022
Christopher Posner	(Principal Executive Officer)

/s/ THOMAS REILLY	Chief Financial Officer	March 1, 2022
Thomas Reilly	(Principal Financial and Accounting Officer)

/s/ MARTIN VOGELBAUM	Director	March 1, 2022
Martin Vogelbaum

/s/ HARRISON M. BAINS, JR.	Director	March 1, 2022
Harrison M. Bains, Jr.

/s/ JEFFREY IVES	Director	March 1, 2022
Jeffrey Ives, Ph.D.

/s/ SUSAN SHIFF	Director	March 1, 2022
Susan Shiff, Ph.D.