Form 10-Q
period 2022-03-31
Cara Therapeutics, Inc.
filed 2022-05-09
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 5, 2022 was: 53,591,225.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,362	$13,453
Marketable securities	119,749	153,582
Accounts receivable - related party	2,496	—
Inventory, net	1,907	2,584
Income tax receivable	697	697
Other receivables	438	455
Prepaid expenses	5,113	2,519
Total current assets	151,762	173,290
Operating lease right-of-use assets	2,629	2,973
Marketable securities, non-current	68,456	69,754
Property and equipment, net	611	631
Restricted cash	408	408
Total assets	$223,866	$247,056
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,501	$15,861
Operating lease liabilities, current	1,795	1,755
Total current liabilities	18,296	17,616

Operating lease liabilities, non-current	1,455	1,918
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021, zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021, 53,591,225 shares and 53,480,812 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	53	53
Additional paid-in capital	714,292	708,585
Accumulated deficit	(508,507)	(480,758)
Accumulated other comprehensive loss	(1,723)	(358)
Total stockholders’ equity	204,115	227,522
Total liabilities and stockholders’ equity	$223,866	$247,056

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:
Commercial supply revenue	$4,790	$—
License and milestone fees	—	1,192
Collaborative revenue	—	706
Clinical compound revenue	—	37
Total revenue	4,790	1,935
Operating expenses:
Cost of goods sold	2,081	—
Research and development	21,273	19,131
General and administrative	9,347	6,365
Total operating expenses	32,701	25,496
Operating loss	(27,911)	(23,561)
Other income, net	162	260
Net loss	$(27,749)	$(23,301)
Net loss per share:
Basic and Diluted	$(0.52)	$(0.47)
Weighted average shares:
Basic and Diluted	53,507,060	49,917,990
Other comprehensive loss, net of tax of $0:
Change in unrealized losses on available-for-sale marketable securities	(1,365)	(61)
Total comprehensive loss	$(29,114)	$(23,362)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2021	53,480,812	$53	$708,585	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	4,266	—	—	4,266
Shares issued upon exercise of stock options	470	—	3	—	—	3
Shares issued upon vesting of restricted stock units	109,943	—	1,438	—	—	1,438
Net loss	—	—	—	(27,749)	—	(27,749)
Other comprehensive loss	—	—	—	—	(1,365)	(1,365)
Balance at March 31, 2022	53,591,225	$53	$714,292	$(508,507)	$(1,723)	$204,115

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	49,872,213	$50	$641,195	$(392,317)	$73	$249,001
Stock-based compensation expense	—	—	2,744	—	—	2,744
Shares issued upon exercise of stock options	45,035	—	688	—	—	688
Shares issued upon vesting of restricted stock units	109,419	—	1,388	—	—	1,388
Net loss	—	—	—	(23,301)	—	(23,301)
Other comprehensive loss	—	—	—	—	(61)	(61)
Balance at March 31, 2021	50,026,667	$50	$646,015	$(415,618)	$12	$230,459

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities
Net loss	$(27,749)	$(23,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,704	4,132
Depreciation and amortization	63	63
Amortization expense component of lease expense	344	316
Amortization of available-for-sale marketable securities, net	292	194
Realized gain on sale of available-for-sale marketable securities	—	(39)
Realized gain on sale of property and equipment	—	(70)
Changes in operating assets and liabilities:
Accounts receivable - related party	(2,496)	—
Inventory, net	677	—
Other receivables	17	(1,687)
Prepaid expenses	(2,594)	(942)
Accounts payable and accrued expenses	640	(2,001)
Operating lease liabilities	(423)	(386)
Net cash used in operating activities	(25,525)	(23,721)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	44,000	27,655
Proceeds from redemptions of available-for-sale marketable securities, at par	—	2,100
Proceeds from sale of available-for-sale marketable securities	—	8,029
Purchases of available-for-sale marketable securities	(10,526)	(23,985)
Purchases of property and equipment	(43)	—
Proceeds from sale of property and equipment	—	70
Net cash provided by investing activities	33,431	13,869
Financing activities
Proceeds from the exercise of stock options	3	688
Net cash provided by financing activities	3	688
Net increase (decrease) in cash, cash equivalents and restricted cash	7,909	(9,164)
Cash, cash equivalents and restricted cash at beginning of period	13,861	32,091
Cash, cash equivalents and restricted cash at end of period	$21,770	$22,927

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1. Business

Cara Therapeutics, Inc., or the Company, is an early commercial-stage biopharmaceutical corporation formed on July 2, 2004. The Company is leading a new treatment paradigm to improve the lives of patients suffering from pruritus. The Company’s primary activities to date have been organizing and staffing the Company, developing its lead product and product candidates, including conducting preclinical and clinical trials of difelikefalin-based product candidates, and raising capital.

On August 23, 2021, the Company received U.S. Food and Drug Administration, or FDA, approval for KORSUVATM (difelikefalin) injection, or KORSUVA injection, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis. The Company has a license agreement with Vifor (International) Ltd., or Vifor, that provides full commercialization rights of KORSUVA injection to Vifor in dialysis clinics in the United States under a profit-sharing arrangement, whereby total net sales of KORSUVA injection in the U.S., as recorded by Vifor, are reduced by a marketing and distribution fee owed by the Company based on the level of annual net sales, and the resulting amount is shared according to a 60% (Company)/40% (Vifor) profit split (see Note 11, Collaboration and Licensing Agreements). The Company expects commercial launch of KORSUVA injection in the U.S. in April 2022 and associated revenues in the second quarter of 2022.

As of March 31, 2022, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. The Company had also earned approximately $229,710 under its license and supply agreements for difelikefalin, primarily with Vifor, Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Maruishi Pharmaceutical Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. In October 2021, the Company received net proceeds of $44,969 from the issuance and sale of 3,282,391 shares of the Company’s common stock to Vifor in connection with U.S. regulatory approval for KORSUVA injection in August 2021. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with Vifor. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor in connection with the Company’s license agreement with VFMCRP (see Note 11, Collaboration and Licensing Agreements).

As of March 31, 2022, the Company had unrestricted cash and cash equivalents and marketable securities of $209,567 and an accumulated deficit of $508,507. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $27,749 and $23,301 for the three months ended March 31, 2022 and 2021, respectively, and had net cash used in operating activities of $25,525 and $23,721 for the three months ended March 31, 2022 and 2021, respectively.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

2. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data as of December 31, 2021 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, the amount and periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, accounts receivable, inventory valuation and related reserves, the determination of prepaid research and development, or R&D, clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

The ongoing COVID-19 pandemic and geopolitical tensions, such as Russia’s recent incursion into Ukraine, have interrupted business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed financial statements as soon as they become known.

Actual results could differ materially from the Company’s estimates and assumptions.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed below.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Accounts Receivable – Related Party

Accounts receivable – related party consists of amounts due from sales of KORSUVA injection under the Company’s licensing agreement with Vifor. The Company does not obtain collateral for its accounts receivable.

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company believes that credit risk associated with its licensing partner Vifor is not significant. The Company reviews the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. The Company had no allowance for credit losses as of March 31, 2022.

3. Available-for-Sale Marketable Securities

As of March 31, 2022 and December 31, 2021, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2022 and December 31, 2021:

As of March 31, 2022

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$15,577	$—	$(27)	$15,550
U.S. government agency obligations	12,000	—	(370)	11,630
Corporate bonds	66,765	—	(740)	66,025
Commercial paper	72,952	—	(163)	72,789
Municipal bonds	22,634	—	(423)	22,211
Total available-for-sale marketable securities	$189,928	$—	$(1,723)	$188,205

As of December 31, 2021

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$11,573	$—	$(3)	$11,570
U.S. government agency obligations	17,020	—	(45)	16,975
Corporate bonds	66,495	—	(171)	66,324
Commercial paper	106,914	5	(31)	106,888
Municipal bonds	21,692	—	(113)	21,579
Total available-for-sale marketable securities	$223,694	$5	$(363)	$223,336

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021:

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of March 31, 2022

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$15,550	$(27)	$—	$—	$15,550	$(27)
U.S. government agency obligations	9,687	(313)	1,943	(57)	11,630	(370)
Corporate bonds	61,610	(644)	4,415	(96)	66,025	(740)
Commercial paper	72,789	(163)	—	—	72,789	(163)
Municipal bonds	21,213	(396)	998	(27)	22,211	(423)
Total	$180,849	$(1,543)	$7,356	$(180)	$188,205	$(1,723)

As of December 31, 2021

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$11,570	$(3)	$—	$—	$11,570	$(3)
U.S. government agency obligations	9,456	(45)	—	—	9,456	(45)
Corporate bonds	62,704	(170)	2,020	(1)	64,724	(171)
Commercial paper	52,163	(31)	—	—	52,163	(31)
Municipal bonds	20,562	(105)	1,017	(8)	21,579	(113)
Total	$156,455	$(354)	$3,037	$(9)	$159,492	$(363)

As of March 31, 2022 and December 31, 2021, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of March 31, 2022 and December 31, 2021, the Company held a total of 73 out of 73 positions and 58 out of 76 positions, respectively, that were in an unrealized loss position, four of which had been in an unrealized loss position for 12 months or greater as of March 31, 2022. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. Treasury and U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. Treasury and government agencies were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 6 out of 6 positions for its U.S. Treasury securities, and 4 out of 4 positions for its U.S. government agency obligations, that were in unrealized loss positions as of March 31, 2022.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 25 out of 25 positions for its corporate bonds, 23 out of 23 positions for its commercial paper, and 15 out of 15 positions for its municipal bonds, that were in unrealized loss positions as of March 31, 2022.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2022, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of March 31, 2022		As of December 31, 2021
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$120,070	$119,749	$153,631	$153,582
One year to three years	69,858	68,456	70,063	69,754
Total	$189,928	$188,205	$223,694	$223,336

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

There were no sales of available-for-sale marketable securities during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $8,029, which resulted in realized gains of $39 for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, accrued interest receivables on our available-for-sale debt securities were $438 and $455, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive (loss) income, for the three months ended March 31, 2022 and 2021, respectively.

Total Accumulated
Other Comprehensive
(Loss) Income
Balance, December 31, 2021	$(358)
Other comprehensive loss before reclassifications	(1,365)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,365)
Balance, March 31, 2022	$(1,723)

Balance, December 31, 2020	$73
Other comprehensive loss before reclassifications	(22)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(61)
Balance, March 31, 2021	$12

Amounts reclassified out of accumulated other comprehensive (loss) income into net loss are determined by specific identification. The reclassifications out of accumulated other comprehensive (loss) income and into net loss were as follows:

	Three Months Ended		Affected Line Item in the
Component of Accumulated Other	March 31,		Condensed Statements of
Comprehensive (Loss) Income	2022	2021	Comprehensive Loss
Unrealized gains (losses) on available-for-sale marketable securities:
Realized gains on sales of securities	$—	$39	Other income, net
Income tax effect	—	—	Benefit from income taxes
Realized gains on sales of securities, net of tax	$—	$39

5. Fair Value Measurements

As of March 31, 2022 and December 31, 2021, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, accounts receivable – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, accounts receivable – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources, and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of March 31, 2022 or December 31, 2021.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

Fair value measurement as of March 31, 2022:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$21,362	$21,362	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	15,550	—	15,550	—
U.S. government agency obligations	11,630	—	11,630	—
Corporate bonds	66,025	—	66,025	—
Commercial paper	72,789	—	72,789	—
Municipal bonds	22,211	—	22,211	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$209,975	$21,770	$188,205	$—

Fair value measurement as of December 31, 2021:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$13,453	$13,453	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	11,570	—	11,570	—
U.S. government agency obligations	16,975	—	16,975	—
Corporate bonds	66,324	—	66,324	—
Commercial paper	106,888	—	106,888	—
Municipal bonds	21,579	—	21,579	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$237,197	$13,861	$223,336	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three months ended March 31, 2022 and 2021, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three months ended March 31, 2022 and 2021, respectively.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 16, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of March 31, 2022, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of March 31, 2022 and December 31, 2021, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$21,362	$13,453
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$21,770	$13,861

7. Inventory, net

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$1,095	$927
Work-in-process	812	1,657
Total	$1,907	$2,584

As of March 31, 2022 and December 31, 2021, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. There were no write-downs of commercial supply inventory during the three months ended March 31, 2022.

8. Prepaid expenses

As of March 31, 2022, prepaid expenses were $5,113, consisting of $2,167 of prepaid R&D clinical costs, $2,134 of prepaid insurance and $812 of other prepaid costs. As of December 31, 2021, prepaid expenses were $2,519, consisting of $1,481 of prepaid R&D clinical costs, $369 of prepaid insurance, and $669 of other prepaid costs.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$5,594	$5,625
Accrued research projects	6,444	4,648
Accrued compensation and benefits	2,412	4,959
Accrued professional fees and other	2,051	629
Total	$16,501	$15,861

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

10. Stockholders’ Equity

In March 2022, as a result of the achievement of certain performance targets, an aggregate of 37,999 performance-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In March 2022, as a result of the completion of the first year of the three-year vesting period for restricted stock units granted in March 2021 and the full vesting of the Chief Executive Officer’s, or CEO’s, second tranche of restricted stock units granted in October 2021, an aggregate of 39,278 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In March 2022, the Company filed a universal shelf registration statement, or the Shelf Registration Statement, which provides for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission. The securities registered under the Shelf Registration Statement include $154,525 of unsold securities that had been registered under the Company’s previous Registration Statement on Form S-3 (File No. 333-230333) that was declared effective on April 4, 2019.

The Company may offer additional securities under its Shelf Registration Statement, when declared effective, from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. Also in March 2022, the Company entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which it may, subject to the effectiveness of the Shelf Registration Statement, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

In February 2022, as a result of the completion of the second year of the three-year vesting period for restricted stock units granted in February 2020, an aggregate of 32,666 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In February and March 2021, as a result of the achievement of certain performance targets, an aggregate of 76,750 performance-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In February 2021, as a result of the completion of the first year of the three-year vesting period for restricted stock units granted in February 2020, an aggregate of 32,669 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

11. Collaboration and Licensing Agreements

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

The Vifor Agreement provides full commercialization rights in dialysis clinics to Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, the Company is generally entitled to 60% of the net profits (as defined in the Vifor Agreement) from sales of difelikefalin injection in the United States (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the VFMCRP Agreement) and Vifor is entitled to 40% of such net profits, subject to potential temporary adjustment in future years based on certain conditions. Under the Vifor Agreement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of difelikefalin injection in the United States, the Company pays a marketing and distribution fee to Vifor based on the level of annual net sales. This fee is deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement under the Vifor Agreement.

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

The Company retains the rights to make and have made difelikefalin injection, or the Licensed Product, on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients, or the Field, anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in September 2021. The supply price is the Company’s cost of goods sold, or COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement.

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

The Company is eligible to receive from VFMCRP additional regulatory and commercial milestone payments in the aggregate of up to $455,000, consisting of up to $15,000 in regulatory milestones and up to $440,000 in tiered commercial milestones, all of which are sales related. The Company is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of difelikefalin injection in the licensed territories. The Company retained full commercialization rights for difelikefalin injection for the treatment of chronic kidney disease associated pruritus, or CKD-aP, in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where VFMCRP and the Company will promote difelikefalin injection under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by the Company. Subsequently, the remaining commercialization rights in the U.S. were granted to Vifor as part of the Vifor Agreement in 2020, as discussed above.

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

The VFMCRP Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the VFMCRP Supply Agreement is the Company’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of compound to VFMCRP is not a performance obligation under the VFMCRP Agreement but rather the VFMCRP Supply Agreement is a separate agreement from the VFMCRP Agreement. The only performance obligation under the VFMCRP Supply Agreement is the delivery of the Licensed Product to VFMCRP for commercialization.

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

12. Revenue Recognition

The Company currently recognizes revenue for the Vifor, VFMCRP, Maruishi and CKDP agreements (see Note 11, Collaboration and Licensing Agreements). Under each of these agreements, the Company has recognized revenue from (1) commercial supply sales to Vifor under the Vifor Supply Agreement; (2) upfront payments; (3) regulatory milestone payments under the Vifor and VFMCRP agreements; and (4) clinical development milestone payments under the Maruishi and CKDP agreements. The Company has also recognized revenue from a sub-license payment earned under the Maruishi Agreement. Under the Maruishi and CKDP agreements, the Company may earn additional future milestone payments upon the achievement of defined clinical events, and under the VFMCRP, Maruishi and CKDP agreements, upon the achievement of defined regulatory events, and under the Vifor, VFMCRP and Maruishi agreements, from sales milestones. The Company may also recognize revenue in the future from royalties on net sales under the VFMCRP, Maruishi and CKDP agreements. In addition, the Company has recognized revenue upon the delivery of clinical compound to VFMCRP and Maruishi in accordance with separate supply agreements.

Contract balances

As of March 31, 2022, the Company recorded accounts receivable – related party of $2,496 which related to sales of KORSUVA injection to Vifor during the three months ended March 2022. There were no material balances of receivables as of December 31, 2021, and no other contract assets or contract liabilities related to the Vifor, VFMCRP, Maruishi and CKDP agreements as of March 31, 2022 and December 31, 2021.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of March 31, 2022 and December 31, 2021.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Under the Vifor Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to Vifor in accordance with the receipt of purchase orders. Revenue from the sale of the Licensed Product to Vifor is recognized as delivery of the Licensed Product occurs. The Company had commercial supply revenue of $4,790 for the three months ended March 31, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $2,495 was recognized in March 2022 with associated COGS of $2,081 since these inventory costs were capitalized as inventory subsequent to regulatory approval.

Under the VFMCRP Agreement, the Company’s performance obligations of granting a license to allow VFMCRP to commercialize difelikefalin injection worldwide, except in the United States, Japan and South Korea, which occurred at inception of the contract in May 2018, and performing R&D services by the Company to obtain sufficient clinical data which will be shared with VFMCRP to allow them to receive regulatory approval to sell difelikefalin in the licensed territory, were not distinct, and were accounted for as a single performance obligation during the period that the R&D services were rendered (see Note 11, Collaboration and Licensing Agreements).

The Company’s only performance obligation under the VFMCRP Supply Agreement is to deliver difelikefalin injection to VFMCRP in accordance with the receipt of purchase orders. Revenue from the sale of the Licensed Product to VFMCRP is recognized as delivery of the Licensed Product occurs. There were no sales of clinical or commercial compound to VFMCRP during the three months ended March 31, 2022 and 2021.

The Company’s distinct performance obligations under the Maruishi Agreement include transfer of the license to the Company’s IP, which allowed Maruishi to develop and commercialize difelikefalin, for acute pain and uremic pruritus indications in Japan, which occurred at inception of the contract in 2013, and performance of R&D services, which occurred from 2013 to 2015, as those services were rendered. The Company agreed to conduct limited work on an oral tablet formulation of difelikefalin and to conduct Phase 1 and proof-of-concept Phase 2 clinical trials of an intravenous formulation of difelikefalin to be used to treat patients with uremic pruritus. The Company agreed to transfer the data and information from such development to Maruishi for its efforts to obtain regulatory approval in Japan. These activities are referred to as R&D services (see Note 11, Collaboration and Licensing Agreements).

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. There were no sales of clinical compound to Maruishi during the three months ended March 31, 2022. The Company had clinical compound revenue of $37 during the three months ended March 31, 2021, for the sale of clinical compound to Maruishi.

Under the CKDP Agreement, the Company’s only performance obligation is to transfer the license to the Company’s IP related to difelikefalin, which occurred at inception of the contract in 2012 (see Note 11, Collaboration and Licensing Agreements).

Upon execution of the Vifor, VFMCRP, Maruishi and CKDP agreements, the Company received a single fixed payment from each counterparty in exchange for granting the respective licenses and performing its other obligations. In addition, each of the counterparties made an equity investment in the Company’s common stock.

Variable Consideration

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

There were no license and milestone fees revenue or collaborative revenue recognized under the Maruishi Agreement during the three months ended March 31, 2022. During the three months ended March 31, 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue and $706 as collaboration revenue based on the relative standalone selling prices described above at contract inception.

There were no revenues recognized under the CKDP Agreement during the three months ended March 31, 2022 and 2021.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

13. Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three months ended March 31, 2022 and 2021, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended
	March 31,
	2022	2021
Basic:
Weighted average common shares outstanding	53,507,060	49,917,990
Diluted:
Weighted average common shares outstanding - Basic	53,507,060	49,917,990
Common stock equivalents*	—	—
Denominator for diluted net loss per share	53,507,060	49,917,990
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended
	March 31,
	2022	2021
Net loss - basic and diluted	$(27,749)	$(23,301)
Weighted-average common shares outstanding:
Basic and diluted	53,507,060	49,917,990
Net loss per share, Basic and Diluted:	$(0.52)	$(0.47)

As of March 31, 2022, 7,430,629 stock options and 736,272 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

2014 Equity Incentive Plan

The Company’s 2014 Equity Incentive Plan, or the 2014 Plan, is administered by the Company’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options may be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vest at the rate specified by the Plan administrator. Initial grants of Stock Awards made to employees and non-employee consultants generally vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date. Stock options initially granted to members of the Company’s Board of Directors generally vest over a period of three years in equal quarterly installments from the date of the grant, subject to the option holder’s continued service as a director through such date. Subsequent grants to Directors that are made automatically at Annual Meetings of Stockholders vest fully on the earlier of the first anniversary of the date of grant and the next Annual Meeting of Stockholders. The Plan administrator determines the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years.

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

Restricted Stock Units

On February 25, 2022, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 243,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to commercial milestones, subject to the recipient’s continuous service through each

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For the three months ended March 31, 2022, no stock compensation expense relating to these restricted stock units was recognized. As of March 31, 2022, none of the restricted stock units were vested or settled in shares of the Company’s common stock.

Additionally on February 25, 2022, the Compensation Committee also approved and granted a total of 145,170 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three months ended March 31, 2022, the Company recognized $50 of stock compensation expense associated with these awards, with $18 recorded in R&D expense and $32 in general and administrative, or G&A, expense. As of March 31, 2022, none of the restricted stock units were vested or settled in shares of the Company’s common stock.

On December 17, 2021, the Compensation Committee approved and granted a total of 63,573 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vest in two equal installments on December 15, 2022 and June 15, 2023. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. For the three months ended March 31, 2022, the Company recognized $131 of stock compensation expense associated with these awards, with $52 recorded in R&D expense and $79 in G&A expense. As of March 31, 2022, none of the restricted stock units were vested or settled in shares of the Company’s common stock.

On October 29, 2021, the Compensation Committee also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new CEO under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vests 25% on the first anniversary of the date of grant and the balance quarterly over the next 36 months. The second tranche of 5,942 restricted stock units fully vested on March 31, 2022. As a result, the Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. For the three months ended March 31, 2022, stock compensation expense associated with these awards of $206 was recognized in G&A expense. As of March 31, 2022, 5,942 of the 147,942 restricted stock units were vested and settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units will vest on the earlier of (i) June 3, 2022 and (ii) immediately prior to the Company’s 2022 Annual Meeting of Stockholders, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three months ended March 31, 2022, stock compensation expense associated with these awards of $139 was recognized in G&A expense. As of March 31, 2022, none of the restricted stock units were vested or settled in shares of the Company’s common stock.

On March 30, 2021, the Compensation Committee approved and granted a total of 176,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

employee has met the service conditions. In February 2022, performance targets relating to 37,999 restricted stock units had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the three months ended March 31, 2022, the Company recognized $729 of stock compensation expense associated with these awards in G&A expense. G&A amounts recorded for the three months ended March 31, 2022 included $303 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of March 31, 2022, 82,001 of the 176,000 restricted stock units vested and were settled in shares of the Company’s common stock, while the remaining 93,999 restricted stock units were forfeited as a result of not achieving certain defined performance targets of the awards.

Additionally on March 30, 2021, the Compensation Committee also approved and granted a total of 100,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In March 2022, 33,336 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three months ended March 31, 2022, the Company recognized $284 of stock compensation expense associated with these awards, with $54 recorded in R&D expense and $230 in G&A expense. For the three months ended March 31, 2021, the Company recognized an immaterial amount of stock compensation expense for the one day of outstanding time-based restricted stock units. G&A amounts recorded for the three months ended March 31, 2022 included $203 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of March 31, 2022, 33,336 of the 100,000 restricted stock units were vested or settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units fully vested on June 3, 2021. As a result, the Company has recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three months ended March 31, 2021, stock compensation expense of $139 was recognized in G&A expense. All of the restricted stock units were vested and settled in shares of the Company’s common stock as of June 2021.

In February 2020, the Compensation Committee approved and granted a total of 138,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, were achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the three months ended March 31, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. As of March 31, 2022, 113,500 of the 138,000 restricted stock units vested and were settled in shares of the Company’s common stock, while the remaining 24,500 restricted stock units were forfeited as a result of not achieving certain defined performance targets of the awards.

Additionally in February 2020, the Compensation Committee also approved and granted a total of 98,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

following the grant date. In February 2022, 32,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three months ended March 31, 2022, the Company recognized $219 of stock compensation expense associated with these awards, with $43 recorded in R&D expense and $176 in G&A expense. G&A amounts recorded for the three months ended March 31, 2022 included $155 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). For the three months ended March 31, 2021, the Company recognized $132 of stock compensation expense associated with these awards, with $43 recorded in R&D expense and $89 in G&A expense. As of March 31, 2022, 65,335 of the 98,000 restricted stock units vested and were settled in shares of the Company’s common stock.

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the three months ended March 31, 2022 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2021	576,544	$17.50
Awarded	388,170	10.46
Vested and released	(109,943)	19.13
Forfeited	(118,499)	19.72
Outstanding, March 31, 2022	736,272	$13.19
Restricted stock units exercisable (vested and deferred), March 31, 2022	—

Stock Options

Under the 2014 Plan, the Company granted 977,438 and 673,200 stock options during the three months ended March 31, 2022 and 2021, respectively. No stock options were granted under the 2019 Inducement Plan during the three months ended March 31, 2022 and 2021. The fair values of stock options granted during the three months ended March 31, 2022 and 2021 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.70% - 2.35%	0.66% - 1.21%
Expected volatility	81.4% - 81.9%	71.6% - 71.8%
Expected dividend yield	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended March 31, 2022 and 2021 was $7.55 and $12.49, respectively. No options were granted to non-employee members of the Company’s Board of Directors for their Board service or to non-employee consultants during the three months ended March 31, 2022 and 2021.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended
	March 31,
	2022	2021
Research and development	$1,917	$1,590
General and administrative	2,030	1,014
Total stock option expense	$3,947	$2,604

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of certain employees’ restricted stock units for $167 in R&D expense and $1,452 in G&A expense for the three months ended March 31, 2022; (ii) the vesting of certain employees’ restricted stock units for $568 in R&D expense and $822 in G&A expense for the three months ended March 31, 2021; and (iii) compensation expense relating to the Board of Directors’ restricted stock units for $139 in G&A expense for each of the three months ended March 31, 2022 and 2021.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the three months ended March 31, 2022 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2021	6,512,280	$15.58
Granted	977,438	10.63
Exercised	(470)	6.50
Forfeited	(37,241)	15.22
Expired	(21,378)	25.16
Outstanding, March 31, 2022	7,430,629	$14.91
Options exercisable, March 31, 2022	4,357,399

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three months ended March 31, 2022 and 2021.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company determined that vested Stock Awards which had modifications due to the extension of the exercise period were Type 1 modifications pursuant to Financial Accounting Standards Board Accounting Standards Codification 718, or ASC 718, because those Stock Awards would have vested before and after the modification. Acceleration of vesting for the Stock Awards that would have vested in the twelve-month period following the consulting term was determined to be a Type 3 modification requiring stock compensation expense pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the last day that the former CEO provided continuous service as a consultant. In addition, Type 4 performance-based restricted stock units were not considered probable of achieving performance targets on the modification date, but 17,333 performance-based restricted stock units were achieved in February 2022, which resulted in additional stock compensation expense being recorded during the three months ended March 31, 2022.

During the three months ended March 31, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $1,564, which is included in G&A expense for the three months ended March 31, 2022. Of this total amount, $903 is included in G&A expense in the stock option compensation expense table above.

15. Income Taxes

The Company has recognized a full tax valuation allowance against its deferred tax assets as of March 31, 2022 and December 31, 2021. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, the Company’s effective tax rate is zero for both periods.

Historically, the Company’s benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because the Company’s revenue in 2020 exceeded $70,000, it was not eligible to exchange its 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three months ended March 31, 2021. As of March 31, 2022, the Company does not qualify to receive a refund of the 2022 credit, therefore no receivable or benefit from income taxes have been recorded for the 2022 credit.

16. Commitments and Contingencies

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company has the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. The Company did not exercise its Royalty Buyout right and such right expired in August 2021. During the three months ended March 31, 2022 and 2021, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement.

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

Leases

Lease expense is recognized on a straight-line basis over the lease term of the Company’s lease agreements for its original headquarters, and additional office space, in Stamford, Connecticut. As a result, $406 of operating lease cost, or lease expense, was recognized for each of the three months ended March 31, 2022 and 2021, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense in each of the periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to the leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$485	$476
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
Remaining lease term - operating leases (years)	1.8	2.8
Discount rate - operating leases	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liabilities as of March 31, 2022, were as follows:

Year Ending December 31,
2022 (Excluding the three months ended March 31, 2022)	$1,473
2023	1,991
Total future minimum lease payments, undiscounted	3,464
Less imputed interest	(214)
Total	$3,250

Operating lease liabilities reported as of March 31, 2022:
Operating lease liabilities - current	$1,795
Operating lease liabilities - non-current	1,455
Total	$3,250

17. Related Party Transactions

As of March 31, 2022, Vifor owned 7,396,770, or 13.8%, of the Company’s common stock. Both Vifor and VFMCRP are considered related parties as of March 31, 2022 and December 31, 2021 (see Note 11, Collaboration and Licensing Agreements).

Sales of KORSUVA injection to Vifor of $4,790 were included within Commercial supply revenue on the Company’s Condensed Statement of Comprehensive Loss for the three months ended March 31, 2022.

Amounts due from Vifor of $2,496 relating to sales of KORSUVA injection to Vifor during the three months ended March 31, 2022 were included within Accounts receivable – related party on the Company’s Condensed Balance Sheet as of March 31, 2022.

18. Subsequent Events

On April 27, 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

member states of the European Union, as well as Iceland, Liechtenstein and Norway. The Company expects commercial launch of Kapruvia in these markets in the second half of 2022.

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, the Company achieved a $15,000 regulatory milestone payment from VFMCRP under the VFMCRP Agreement, which will be recorded as license and milestone fees revenue in the second quarter of 2022.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to successfully commercialize KORSUVATM (difelikefalin) injection, or KORSUVA injection, and Kapruvia® (difelikefalin), our difelikefalin injection product which was granted marketing authorization by the European Commission, or Kapruvia, including the timing of associated revenues and additional regulatory submissions and approvals, and execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection;
●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, Vifor (International) Ltd., or Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	risks that KORSUVA injection revenue, expenses and costs may not be as expected;
●	the performance of third-party manufacturers and clinical research organizations, or CROs;
●	risks relating to KORSUVA injection’s market acceptance, competition, reimbursement and regulatory actions;
●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, chronic liver disease associated pruritus, or CLD-aP, pruritus associated with atopic dermatitis, or AD-aP, and pruritus associated with notalgia paresthetica, or NP, markets;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for Oral KORSUVA (difelikefalin) in NDD-CKD-aP, CLD-aP, AD-aP, and NP;
●	our plans to develop and commercialize Oral KORSUVA (difelikefalin) and any future product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the rate and degree of market acceptance of any other future approved products;

●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize Oral KORSUVA (difelikefalin);
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	the success of competing drugs that are or may become available; and
●	the potential effects of the ongoing COVID-19 pandemic and geopolitical tensions on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection.

You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are an early commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our novel KORSUVA injection is the first and only U.S. Food and Drug Administration, or FDA, approved treatment for moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. We are developing an Oral KORSUVA (difelikefalin) formulation and initiated Phase 3 programs in the first quarter of 2022 for the treatment of pruritus in patients with AD and NDD-CKD. Phase 2 trials of Oral KORSUVA (difelikefalin) are ongoing in PBC and NP patients with moderate-to-severe pruritus.

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis in the United States. In December 2021, the U.S. Centers for Medicare & Medicaid Services, or CMS, granted Transition Drug Add-on Payment Adjustment, or TDAPA, to KORSUVA injection in the anti-pruritic functional category. TDAPA began applying to KORSUVA injection on April 1, 2022, for two years. Commercial launch of KORSUVA injection began in April 2022 and we expect that associated revenues will be recorded in the second quarter of 2022.

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

We have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection. We are developing Oral KORSUVA (difelikefalin) in programs to create potential opportunities across all three disease categories (systemic, dermatological, and neurological) with chronic pruritus. This platform of Oral KORSUVA (difelikefalin) programs is designed to significantly expand the addressable market and patient populations that might benefit from our compound. We have four clinical programs in disease areas with about 16 million potential patients: NDD-CKD associated pruritus, AD, CLD, and NP.

Based on our completed Phase 2 trials and FDA End of Phase 2 meetings, in the first quarter of 2022, we initiated two Phase 3 registrational programs of Oral KORSUVA (difelikefalin) for the treatment of pruritus, one in NDD-CKD and the other in AD.

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

We were incorporated and commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements. KORSUVA injection was approved in the U.S. in August 2021, with commercial launch occurring in April 2022.

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

Overview of our Product Candidates

Our current product and product candidate pipeline is summarized in the table below:

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (difelikefalin) injection	Pruritus CKD - Hemodialysis	• FDA approved in August 2021 • TDAPA application granted in December 2021 by CMS, effective April 2022 • EMA MAA granted in April 2022 • U.S. commercial launch in April 2022	VFMCRP/Vifor (United States); Maruishi (Japan); CKDP (South Korea); VFMCRP (Worldwide, other than United States, Japan and South Korea)
	Oral KORSUVA (difelikefalin)	Pruritus Atopic Dermatitis (AD-aP)	• Phase 2 trial completed; top-line data reported • Phase 3 trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (difelikefalin)	Pruritus NDD-CKD	• Phase 2 trial completed; top-line data reported • Phase 3 trial ongoing	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral KORSUVA (difelikefalin)	Pruritus CLD - Primary Biliary Cholangitis (PBC)	• Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral KORSUVA (difelikefalin)	Notalgia Paresthetica (NP)	• KOMFORT Phase 2 efficacy trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)

Difelikefalin – Our Lead Product

Our product candidate, difelikefalin, is a new chemical entity, which is designed to selectively stimulate kappa, rather than mu, and delta opioid receptors. Difelikefalin has been designed with specific chemical characteristics to restrict its entry into the central nervous system, or CNS, and further limit its mechanism of action to kappa opioid receptors, or KORs, in the peripheral nervous system and on immune cells. Activation of kappa receptors in the CNS is known to result in some undesirable effects, including dysphoria. Since difelikefalin modulates kappa receptor signals peripherally without any significant activation of opioid receptors in the CNS, it is generally not expected to produce the CNS-related side effects of mu opioid agonists (such as addiction and respiratory depression) or centrally-active kappa opioid agonists (such as dysphoria and hallucinations). Difelikefalin has been administered to more than 3,000 human subjects in Phase 1, Phase 2 and Phase 3 clinical trials as an I.V. infusion, bolus intravenous injection or oral capsule or tablet, and thus far has been observed to be generally well tolerated in multiple clinical trials.

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

KORSUVA Injection for Moderate-to-Severe Pruritus Associated with CKD in Adults Undergoing Hemodialysis

Chronic kidney disease, or CKD, is a clinical condition wherein progressive kidney damage leads to an impairment of kidney function over time. Primary risk factors culminating into CKD include diabetes, hypertension, cardiovascular disease, or hereditary renal disease. Early-stage disease is generally associated with few mild clinical manifestations; however, CKD can progress to kidney failure or end-stage renal disease, or ESRD, which is fatal without dialysis or transplantation. According to the National Kidney Foundation, ESRD is estimated to affect approximately 750,000 individuals per year in the U.S., of which approximately 500,000 patients undergo regular dialysis.

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

Our U.S. commercial partner, Vifor Pharma Group, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA began applying to KORSUVA injection on April 1, 2022 for two years. CMS expressed in its written communication to us and Vifor Pharma, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection.

Commercialization of KORSUVA injection in the U.S began in April 2022 and we expect that associated revenues will be recorded in the second quarter of 2022.

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

Our partner, VFMCRP, submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in March 2021, which was subsequently accepted for review by the EMA. On April 27, 2022, the European Commission granted marketing authorization to Kapruvia for the treatment of moderate-to-severe pruritus associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein and Norway. We expect commercial launch of Kapruvia in these markets in the second half of 2022.

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

We initiated the Phase 3 NDD CKD-aP program in the first quarter of 2022. The Phase 3 program consists of two identical studies (U.S. and global study), KICK 1 and KICK 2. Each study is expected to enroll approximately 400 patients, who will be randomized 1:1 to either oral difelikefalin 1 mg once daily or matching placebo. The study population will include adult patients suffering from moderate-to-severe pruritus with advanced CKD in Stages 4 or 5, not on dialysis. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst-itch numerical rating scale, or WI-NRS, after which patients will be re-randomized to either oral difelikefalin or placebo for 52-weeks. We expect to report top-line results in the second half of 2024.

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

In April 2021, we announced top-line data from our Phase 2 KARE clinical trial. The KARE Phase 2 trial was a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of Oral KORSUVA (difelikefalin) for moderate-to-severe pruritus in 401 adult subjects with AD-aP. KARE enrolled 64% of patients characterized as mild-to-moderate (Body Surface Area, or BSA, <10%) and 36% falling into the moderate-to-severe category (BSA>10%). Subjects were randomized to three tablet strengths of Oral KORSUVA (difelikefalin): 0.25 mg, 0.5 mg and 1 mg taken twice daily (BID) versus placebo for 12 weeks followed by 4 weeks of an active extension phase. A prespecified interim conditional power assessment was conducted after approximately 50% of the originally targeted patient number completed the designated 12-week treatment period. Based on the Independent Data Monitoring Committee’s recommendation, the sample size for each of the 0.5 mg dose and placebo groups were increased, taking the total trial size up by 28%.

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

We initiated a Phase 3 program for the treatment of pruritus in AD patients in the first quarter of 2022. The pivotal Phase 3 program for difelikefalin in AD will comprise of two studies: KIND 1 and KIND 2 and will investigate the use of oral difelikefalin as adjunctive treatment to topical corticosteroids. The KIND 1 study will be composed of two parts: Part A and Part B.

KIND 1 and KIND 2 will be double-blind, controlled, 12-week studies with patients allowed to roll-over into open label 52-week extensions. Part A is expected to include 280 patients who will be randomized equally to four arms. At the end of the 12-week treatment period in Part A, we expect to have an internal data read out in the second half of 2023, which will provide key information, specifically the dose and the sample size to initiate Part B and KIND 2. Part B and KIND 2 will be identical in design. They will be double-blind, controlled, 12-week studies with patients randomized 1:1 to either difelikefalin or matching placebo as adjunct treatment to topical corticosteroids. The difelikefalin dose is expected to be based on the results from Part A of KIND 1. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the WI-NRS.

The studies will include adult patients with AD whose pruritus has not been adequately controlled by topical therapy alone, with chronic pruritus for ≥6 weeks with moderate-to-severe pruritus (WI-NRS of ≥ 5). Patients must have an Investigator Global Assessment ≥ 2 and a BSA ≤20% and we will stratify patients to a BSA <10% or ≥ 10% with the aim to enroll 85% of patients with a BSA <10%.

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

Under the terms of the Vifor Agreement, we received from Vifor an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represented a premium over a pre-determined average closing price of our common stock. The purchase of our common stock was governed by a separate stock purchase agreement, or the Vifor Stock Purchase Agreement.

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

We retain the right to make and have made KORSUVA injection, on a non-exclusive basis, in the United States for commercial sale of KORSUVA injection for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients anywhere in the world and for supply of Licensed Product to Vifor under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in September 2021. The supply price is our cost of goods sold, or COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement.

The Vifor Agreement provides full commercialization rights in dialysis clinics to Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, we are generally entitled to 60% of the net profits (as defined in the Vifor Agreement) from sales of KORSUVA injection in the United States (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the VFMCRP Agreement) and Vifor is entitled to 40% of such net profits, subject to potential temporary adjustment in future years based on certain conditions. Under the Vifor Agreement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee is deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement under the Vifor Agreement.

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, we entered into a license agreement, or the VFMCRP Agreement, with VFMCRP, a joint venture between Vifor Pharma Group and Fresenius Medical Care, under which we granted VFMCRP a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retained full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the U.S. except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where we and VFMCRP will promote KORSUVA injection under a profit-sharing arrangement. Subsequently, the remaining commercialization rights in the U.S. were granted to Vifor as part of the Vifor Agreement in 2020, as discussed above.

Upon entry into the VFMCRP Agreement, VFMCRP made a non-refundable, non-creditable $50.0 million upfront payment to us and Vifor purchased 1,174,827 shares of our common stock for $20.0 million, at a premium for the price of $17.024 per share, which represented a premium over a pre-determined average closing price of our common stock.

We are eligible to receive from VFMCRP additional regulatory and commercial milestone payments in the aggregate of up to $455.0 million, consisting of up to $15.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, we and VFMCRP will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the VFMCRP Agreement) based on net FMCNA clinic sales recorded by us (see Note 18 of Notes to Condensed Financial Statements, Subsequent Events, in this Quarterly Report on Form 10-Q).

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of March 31, 2022, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any. We are also eligible to receive tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). As of March 31, 2022, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

Manufacturing and License Agreements

Polypeptide Laboratories S.A. (PPL)

In July 2021, we entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of active pharmaceutical ingredient, or API, for the difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to us, in the amounts as set forth in purchase orders to be provided by us. We will be required to purchase our requirements of API for each year of the term of the agreement, based on internal forecasts.

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

Patheon UK Limited (Patheon)

In July 2019, we entered into a Master Services Agreement, or MSA, with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the MSA, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related Product Agreement. Each Product Agreement that we may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

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

Components of Operating Results

Revenue

Substantially all of our revenue recognized to date has consisted of upfront and milestone payments under license agreements with Vifor, VFMCRP, Maruishi and CKDP, some of or all of which was deferred upon receipt, sub-license payments under our license agreement with Maruishi for difelikefalin, as well as license agreements for CR665, our first-generation drug program for which development efforts have ceased, clinical compound sales from certain license agreements, and commercial supply revenue from Vifor. To date, we have earned a total of $94.4 million in clinical development or regulatory milestone payments, including the $15.0 million regulatory milestone earned upon the European Commission approval of Kapruvia in April 2022, and clinical compound and commercial sales from certain license agreements. We have not yet received any royalties under any of our collaborations.

Commercial launch of KORSUVA injection began in April 2022 and we expect that associated revenues will be recorded in the second quarter of 2022.

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the U.S., the number of new patients switching to KORSUVA injection, patient retention and demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA began applying to KORSUVA injection on April 1, 2022, for two years. CMS expressed in its written communication to us and Vifor Pharma, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. However, there is no assurance that KORSUVA injection will be able to maintain its price established in the TDAPA period in the post-TDAPA timeframe, which could significantly impact our revenues in future periods. We will continue to monitor and analyze this data during the initial launch period in 2022.

As of March 31, 2022, Vifor owned 7,396,770, or 13.8%, of our common stock. Both Vifor and VFMCRP are considered related parties as of March 31, 2022 and December 31, 2021 (see Note 17 of Notes to Condensed Financial Statements, Related Party Transactions, in this Quarterly Report on Form 10-Q).

Cost of Goods Sold (COGS)

COGS includes costs related to sales of our commercial product, KORSUVA injection, to Vifor. Costs related to the sales of KORSUVA injection are generally recognized upon receipt of shipment by Vifor. Our COGS for KORSUVA injection include the cost of producing commercial product that correspond with commercial supply revenue, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability, and quality testing. Through February 2022, we had not recorded any COGS related to our commercial supply revenue as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. In March 2022, we recorded commercial supply revenue of $2.5 million, with associated COGS of $2.1 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. As a result, we recognized $2.5 million in Accounts receivable – related party on our Condensed Balance Sheet as of March 31, 2022. We expect our COGS to increase as Vifor generates additional sales of KORSUVA injection in the future.

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

General and Administrative (G&A)

General and administrative, or G&A, expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology, or IT, and human resources functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses for 2022 will be consistent with 2021 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, accountants and investor relations firms. In addition, if Oral KORSUVA (difelikefalin) or any future product candidate obtains regulatory approval for marketing, we expect to incur expenses associated with building a sales and marketing team.

Our license agreement with Vifor provides full commercialization rights of KORSUVA injection to Vifor under a profit-sharing arrangement. Under this profit-sharing arrangement, in consideration of Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the U.S., we pay a marketing and distribution fee to Vifor based on the level of annual net sales. This fee is deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement (see Note 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Arrangements, in this Quarterly Report on Form 10-Q).

Other Income, Net

Other income, net consists of interest and dividend income earned on our cash, cash equivalents, and marketable securities, realized gains and losses on the sale of marketable securities and property and equipment, as well as accretion of discounts/amortization of premiums on purchases of marketable securities. In the event we record a credit loss expense on our available-for-sale debt securities, those expenses would be offset against other income.

Income Taxes

Historically, our benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended
	March 31,
	2022	2021	% change

	Dollar amounts in thousands
Commercial supply revenue	$4,790	$—	N/A
License and milestone fees	—	1,192	-100%
Collaborative revenue	—	706	-100%
Clinical compound revenue	—	37	-100%
Total revenue	$4,790	$1,935	148%

Commercial Supply Revenue

Commercial supply revenue of $4.8 million for the three months ended March 31, 2022 was related to sales of KORSUVA injection to Vifor. There was no commercial supply revenue for the three months ended March 31, 2021 as commercial launch began in April 2022.

License and milestone fees revenue

There was no license and milestone fees revenue for the three months ended March 31, 2022. License and milestone fees revenue of $1.2 million for the three months ended March 31, 2021 was related to the milestone payment we earned from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license fee performance obligation under the Maruishi Agreement (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Collaborative Revenue

There was no collaborative revenue for the three months ended March 31, 2022. Collaborative revenue of $0.7 million for the three months ended March 31, 2021 was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

There was no clinical compound revenue for the three months ended March 31, 2022. Clinical compound revenue of $37,000 for the three months ended March 31, 2021 was related to the sale of clinical compound to Maruishi.

Research and Development Expense

	Three Months Ended
	March 31,
	2022	2021	% change

	Dollar amounts in thousands
Direct clinical trial costs	$11,566	$10,000	16%
Consultant services in support of clinical trials	1,349	1,170	15%
Stock-based compensation	2,084	2,158	-3%
Depreciation and amortization	31	31	0%
Other R&D operating expenses	6,243	5,772	8%
Total R&D expense	$21,273	$19,131	11%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $3.1 million, mainly from increases of other general costs associated with our oral programs. There were also increases of $0.4 million in clinical and manufacturing costs. These increases were partially offset by decreases of $1.7 million, mainly from the Phase 2 efficacy trial for pruritus associated with AD-aP, and costs associated with preparing for our NDA submission in 2021. The decrease in stock-based compensation expense was primarily related to lower stock-based compensation expense associated with the vesting of performance-based restricted stock units during the three months ended March 31, 2022, as compared to the comparable period in 2021, partially offset by an increase in stock-based compensation expense primarily relating to additional stock option and time-based restricted stock unit grants to new and existing employees. The increase in other R&D operating expenses primarily resulted from increases in payroll related costs.

The following table summarizes our R&D expenses by programs for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	% change

	Dollar amounts in thousands
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$3,103	$2,995	4%
Oral KORSUVA (difelikefalin) - Pruritus	10,011	8,070	24%
Other	—	16	-100%
Internal research and development expenses/milestone payments	8,159	8,050	1%
Total research and development expenses	$21,273	$19,131	11%

General and Administrative Expenses

	Three Months Ended
	March 31,
	2022	2021	% change

	Dollar amounts in thousands
Professional fees and public/investor relations	$1,935	$877	121%
Stock-based compensation	3,620	1,974	83%
Depreciation and amortization	32	31	3%
Other G&A operating expenses	3,760	3,483	8%
Total G&A expense	$9,347	$6,365	47%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the increase in professional fees and public/investor relations expenses was primarily the result of an increase in consultants’ costs and legal fees. The increase in stock-based compensation expense was primarily related to the modification of our former CEO’s equity awards in November 2021 resulting in additional compensation expense of approximately $1.6 million during the three months ended March 31, 2022 for the continuation of the consulting period through June 30, 2022, and additional stock option and time-based restricted stock unit grants to existing employees. The increase in other G&A operating expenses was primarily the result of increases in payroll related costs.

Other Income, Net

	Three Months Ended
	March 31,
	2022	2021	% change

	Dollar amounts in thousands
Other income, net	$162	$260	-38%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the decrease in other income, net was primarily due to an increase in net amortization expense of available-for-sale marketable securities and realized gains on sales of available-for-sale securities and property and equipment during the three months ended March 31, 2021, partially offset by an increase in interest income resulting from a higher yield on our portfolio of investments in the 2022 period.

Income Taxes

Because our revenue in 2020 exceeded $70.0 million, we were not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three months ended March 31, 2021. As of March 31, 2022, we did not qualify to receive a refund of the 2022 credit, therefore no receivable or benefit from income taxes was recorded for the 2022 credit.

We recognized a full valuation allowance against deferred tax assets at March 31, 2022 and December 31, 2021. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for both the three months ended March 31, 2022 and 2021.

Capital Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, and clinical costs related to the Oral KORSUVA (difelikefalin) program.

As of March 31, 2022, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of March 31, 2022, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements
	Total	Less than 1 Year	1-2 Years
Operating lease obligations(1)	$3,464	$1,966	$1,498
Manufacturing purchase obligations(2)	2,104	2,104	—
Other obligations(3)	408	—	408
Total	$5,976	$4,070	$1,906
(1)	Operating lease obligations relate to our Stamford operating leases entered into in December 2015 and amended in June 2020 and continue through December 2023. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our operating lease obligations.
(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through 2022. We expect the majority of this capacity reservation will be reimbursed in accordance with the supply agreement with Vifor. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit under our leases for office space in Stamford, Connecticut. See Note 6 of Notes to Condensed Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases.

As we anticipate revenue increasing in the short-term and long-term with the commercialization of KORSUVA injection, our costs of manufacturing will also increase.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future payments that were considered cash requirements in the table above as of March 31, 2022. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our Enteris License Agreement.

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $27.7 million and $23.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $508.5 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we and our partner Vifor Pharma begin the commercial launch of KORSUVA injection and to develop and seek marketing approval for Oral KORSUVA (difelikefalin). However, we will not incur any material commercial costs on KORSUVA injection due to the licensing agreement with Vifor. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, VFMCRP, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Although commercial launch of KORSUVA injection began in April 2022, and our other product candidates are still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization of KORSUVA injection and the development and commercialization of our other product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP.

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and its variants and geopolitical tensions, such as Russia’s recent incursion into Ukraine. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $862.3 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $244.7 million under our license and supply agreements, primarily with Vifor, VFMCRP, Maruishi, CKDP, which include the $15.0 million regulatory milestone earned upon European Commission approval of Kapruvia in April 2022, and an earlier product candidate for which development efforts ceased in 2007; and (4) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with Vifor and VFMCRP (see Note 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

As of March 31, 2022, we had $209.6 million in unrestricted cash and cash equivalents and available-for-sale marketable securities. We believe our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including the $15.0 million regulatory milestone payment earned in April 2022 upon European Commission approval of Kapruvia, will be sufficient to fund our currently anticipated operating expenses and capital requirements into the first half of 2024, without giving effect to any additional potential milestone payments or potential product revenue we may receive under our licensing and collaboration agreements with Vifor, VFMCRP, Maruishi and CKDP.

Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs.

Under the Vifor Agreement, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from Vifor in exchange for the issuance of 3,282,391 shares of our common stock to Vifor as a result of the regulatory approval of KORSUVA injection in August 2021. As of March 31, 2022, we have received $50.0 million of regulatory milestones from Vifor.

Under the VFMCRP Agreement, we are eligible to receive additional regulatory and commercial milestone payments in the aggregate of up to $455.0 million, consisting of up to $15.0 million in regulatory milestones and up to $440.0 million in tiered commercial milestones, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the VFMCRP Agreement, of difelikefalin injection in the licensed territories. In October 2021, we received a $15.0 million milestone payment from VFMCRP as a result of the regulatory approval of KORSUVA injection in August 2021. As of March 31, 2022, we have received $15.0 million of regulatory milestones from VFMCRP (see Note 18 of Notes to Condensed Financial Statements, Subsequent Events, in this Quarterly Report on Form 10-Q).

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing difelikefalin in Japan, if any, and share in any sub-license fees. In May 2021, we received a $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan in January 2021. As of March 31, 2022, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestone from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees. As of March 31, 2022, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received under the CKDP Agreement.

In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA began applying to KORSUVA injection on April 1, 2022, for two years. CMS expressed in its written communication to us and Vifor Pharma, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. Commercial launch of KORSUVA injection began in April 2022 and we expect that associated revenues will be recorded in the second quarter of 2022.

Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and oral difelikefalin development activities and successful commercialization of KORSUVA injection. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

Based on timing expectations and projected costs for our current clinical development plans, which include conducting supportive Phase 1 trials, Phase 2 trials, and Phase 3 trials of Oral KORSUVA (difelikefalin) in patients with pruritus associated with CKD, CLD, AD, and NP, we expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including the $15.0 million regulatory milestone payment earned in April 2022 upon European Commission approval of Kapruvia, will be sufficient for us to fund our currently anticipated operating expenses and capital requirements into the first half of 2024, without giving effect to any potential milestone payments or potential product revenue we may receive under our collaboration agreements with Vifor, VFMCRP, Maruishi and

CKDP. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	Dollar amounts in thousands
Net cash used in operating activities	$(25,525)	$(23,721)
Net cash provided by investing activities	33,431	13,869
Net cash provided by financing activities	3	688
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,909	$(9,164)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of a net loss of $27.7 million and a $4.2 million cash outflow from net changes in operating assets and liabilities, partially offset by a $6.4 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of an increase in prepaid expenses of $2.6 million, primarily related to an increase in prepaid clinical costs, an increase of $2.5 million in accounts receivable – related party relating to amounts due from Vifor for sales of KORSUVA injection during the three months ended March 31, 2022, and a cash outflow of $0.4 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by a decrease in inventory of $0.7 million and a cash inflow of $0.6 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of stock-based compensation expense of $5.7 million, which includes incremental expense related to the modification of our former CEO’s equity awards in 2021 of $1.6 million, the amortization expense component of lease expense of $0.3 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.3 million.

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

Net cash provided by investing activities

Net cash provided by investing activities was $33.4 million for the three months ended March 31, 2022, which primarily included cash inflows of $44.0 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $10.5 million for the purchases of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 consisted of proceeds of $3,000 and $688,000, respectively, received from the exercise of stock options.

Recent Accounting Pronouncements

Please refer to Note 2 of Notes to Condensed Financial Statements, Basis of Presentation, in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The preparation of our condensed financial statements and related disclosures in conformity with GAAP and our discussion and analysis of financial condition and results of operations require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed financial statements prospectively from the date of the change in estimate. Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2021 describes the significant accounting policies and methods used in the preparation of our condensed financial statements.

We define our critical accounting estimates as those subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply GAAP.

During the three months ended March 31, 2022, there were no significant changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of March 31, 2022, we had invested $188.2 million of our cash reserves in such marketable securities. Those marketable securities included $188.2 million of investment grade debt instruments with a yield of approximately 0.36% and maturities through November 2024. As of December 31, 2021, we had invested $223.3 million of our cash reserves in such marketable securities. Those marketable securities included $223.3 million of investment grade debt instruments with a yield of approximately 0.28% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of March 31, 2022 and December 31, 2021, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. For the three months ended March 31, 2022 and 2021, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of March 31, 2022, we had $2.5 million in Accounts receivable – related party relating to sales of KORSUVA injection to Vifor. We did not identify any credit risks associated with our licensing partner Vifor during the three months ended March 31, 2022. As of December 31, 2021, we did not have a material balance of receivables.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

10.1+†	Amended and Restated Non-Employee Director Compensation Policy

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

CARA THERAPEUTICS, INC.

Date: May 9, 2022	By	/s/ CHRISTOPHER POSNER
Christopher Posner
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 9, 2022	By	/s/ THOMAS REILLY
Thomas Reilly
Chief Financial Officer
(Principal Financial and Accounting Officer)