Form 10-Q
period 2022-09-30
Cara Therapeutics, Inc.
filed 2022-11-07
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 3, 2022 was: 53,733,607.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42,806	$13,453
Marketable securities	112,806	153,582
Accounts receivable, net - related party	9,623	—
Inventory, net	1,835	2,584
Income tax receivable	697	697
Other receivables	451	455
Prepaid expenses	18,562	2,519
Total current assets	186,780	173,290
Operating lease right-of-use assets	1,918	2,973
Marketable securities, non-current	23,916	69,754
Property and equipment, net	487	631
Restricted cash	408	408
Total assets	$213,509	$247,056
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$26,316	$15,861
Operating lease liabilities, current	1,876	1,755
Total current liabilities	28,192	17,616

Operating lease liabilities, non-current	497	1,918
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021, zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021, 53,733,607 shares and 53,480,812 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	53	53
Additional paid-in capital	722,808	708,585
Accumulated deficit	(535,893)	(480,758)
Accumulated other comprehensive loss	(2,148)	(358)
Total stockholders’ equity	184,820	227,522
Total liabilities and stockholders’ equity	$213,509	$247,056

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Collaborative revenue	$7,443	$—	$15,446	$706
License and milestone fees	—	20,031	15,000	21,223
Commercial supply revenue	3,370	—	8,160	—
Clinical compound revenue	—	241	—	278
Total revenue	10,813	20,272	38,606	22,207
Operating expenses:
Cost of goods sold	3,055	—	5,136	—
Research and development	24,691	15,514	65,869	59,870
General and administrative	6,912	5,882	23,829	17,898
Total operating expenses	34,658	21,396	94,834	77,768
Operating loss	(23,845)	(1,124)	(56,228)	(55,561)
Other income, net	665	111	1,093	502
Net loss	$(23,180)	$(1,013)	$(55,135)	$(55,059)
Net loss per share:
Basic and Diluted	$(0.43)	$(0.02)	$(1.03)	$(1.10)
Weighted average shares:
Basic and Diluted	53,726,123	50,114,710	53,616,753	50,031,615
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	(101)	6	(1,790)	(72)
Total comprehensive loss	$(23,281)	$(1,007)	$(56,925)	$(55,131)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

								Accumulated
			Common Stock		Additional	Stock		Other	Total
	Common Stock		Subscribed in Private Offering		Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance at December 31, 2021	53,480,812	$53	—	$—	$708,585	$—	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	—	—	4,266	—	—	—	4,266
Shares issued upon exercise of stock options	470	—	—	—	3	—	—	—	3
Shares issued upon vesting of restricted stock units	109,943	—	—	—	1,438	—	—	—	1,438
Net loss	—	—	—	—	—	—	(27,749)	—	(27,749)
Other comprehensive loss	—	—	—	—	—	—	—	(1,365)	(1,365)
Balance at March 31, 2022	53,591,225	$53	—	$—	$714,292	$—	$(508,507)	$(1,723)	$204,115
Stock-based compensation expense	—	—	—	—	4,232	—	—	—	4,232
Shares issued upon exercise of stock options	30,000	—	—	—	182	—	—	—	182
Shares issued upon vesting of restricted stock units	89,075	—	—	—	423	—	—	—	423
Net loss	—	—	—	—	—	—	(4,206)	—	(4,206)
Other comprehensive loss	—	—	—	—	—	—	—	(324)	(324)
Balance at June 30, 2022	53,710,300	$53	—	$—	$719,129	$—	$(512,713)	$(2,047)	$204,422
Stock-based compensation expense	—	—	—	—	3,520	—	—	—	3,520
Shares issued upon exercise of stock options	15,807	—	—	—	104	—	—	—	104
Shares issued upon vesting of restricted stock units	7,500	—	—	—	55	—	—	—	55
Net loss	—	—	—	—	—	—	(23,180)	—	(23,180)
Other comprehensive loss	—	—	—	—	—	—	—	(101)	(101)
Balance at September 30, 2022	53,733,607	$53	—	$—	$722,808	$—	$(535,893)	$(2,148)	$184,820

CARA THERAPEUTICS, INC.

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

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities
Net loss	$(55,135)	$(55,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,933	12,001
Depreciation and amortization	187	186
Amortization expense component of lease expense	1,055	969
Amortization of available-for-sale marketable securities, net	498	590
Realized gain on sale of available-for-sale marketable securities	—	(39)
Realized gain on sale of property and equipment	—	(70)
Changes in operating assets and liabilities:
Accounts receivable, net - related party	(9,623)	—
Inventory, net	749	—
Income tax receivable	—	810
Other receivables	4	(19,793)
Prepaid expenses	(16,043)	5,818
Accounts payable and accrued expenses	10,455	(3,069)
Operating lease liabilities	(1,300)	(1,186)
Net cash used in operating activities	(55,220)	(58,842)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	162,185	134,220
Proceeds from redemptions of available-for-sale marketable securities, at par	—	13,500
Proceeds from sale of available-for-sale marketable securities	—	10,029
Purchases of available-for-sale marketable securities	(77,858)	(108,989)
Purchases of property and equipment	(43)	—
Proceeds from sale of property and equipment	—	70
Net cash provided by investing activities	84,284	48,830
Financing activities
Proceeds from the exercise of stock options	289	1,320
Net cash provided by financing activities	289	1,320
Net increase (decrease) in cash, cash equivalents and restricted cash	29,353	(8,692)
Cash, cash equivalents and restricted cash at beginning of period	13,861	32,091
Cash, cash equivalents and restricted cash at end of period	$43,214	$23,399
Noncash investing and financing activities
Stock subscription receivable from Vifor International	$—	$44,969

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

In August 2021, the Company received U.S. Food and Drug Administration, or FDA, approval for KORSUVA® (difelikefalin) injection, or KORSUVA injection, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis. The Company has a license agreement with Vifor (International) Ltd., or Vifor International, that provides full commercialization rights of KORSUVA injection to Vifor in dialysis clinics in the U.S. under a profit-sharing arrangement, whereby total net sales of KORSUVA injection in the U.S., as recorded by Vifor International, are reduced by Vifor International’s cost of goods sold, or COGS, as well as a marketing and distribution fee owed by the Company based on the level of annual net sales, and the resulting amount is shared according to a 60% (Company)/40% (Vifor International) profit split (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or Vifor), subject to potential temporary adjustment in future years based on certain conditions (see Note 11, Collaboration and Licensing Agreements). Commercial launch of KORSUVA injection began in the U.S. in April 2022 and the Company began recording the associated profit-sharing revenues in the second quarter of 2022. In May 2022, as permitted by the agreements with Vifor International, Vifor International assigned its rights and obligations under the license agreement and a related supply agreement to Vifor. The Company’s rights and obligations under these agreements were unaffected by this assignment and the assignment does not affect the Company’s economic rights under the agreements. Throughout the Notes to Condensed Financial Statements, unless the context requires otherwise, references to Vifor’s commercialization of KORSUVA injection pursuant to this license agreement, and the Company’s provision of KORSUVA injection under this supply agreement, should be understood to refer to Vifor International prior to the assignment and to Vifor following the assignment, as applicable. Vifor International was acquired by CSL Limited in August 2022. The acquisition of Vifor International by CSL did not affect any of the Company’s rights or obligations pursuant to its agreements with Vifor.

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. In addition, as part of the Access Consortium, the product was approved in August 2022 in Switzerland as Kapruvia, as well as Singapore and Canada as KORSUVA. In 2018, the Company entered into a license agreement with Vifor that provides full commercialization rights of Kapruvia, and where applicable KORSUVA, to Vifor worldwide (excluding the U.S., Japan and South Korea). In markets outside of the U.S., the Company is eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the agreement with Vifor, of difelikefalin injection in the licensed territories. In the U.S. market, the agreement with Vifor provides that Vifor will promote difelikefalin injection in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, under a profit-sharing arrangement, whereby the Company is generally entitled to 50% of the annual net profits (as defined in the agreement with Vifor) based on net FMCNA clinic sales (as defined in the agreement with Vifor) and Vifor is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions (see Note 11,

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Collaboration and Licensing Agreements). Commercial launch of Kapruvia in the EU commenced in September 2022 in Austria and shortly thereafter in Germany. Launches in additional EU countries are planned in the coming months.

The Company also has a license agreement with Maruishi Pharmaceutical Co. Ltd., or Maruishi, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing difelikefalin for acute pain and/or uremic pruritus in Japan. In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients (see Note 11, Collaboration and Licensing Agreements).

As of September 30, 2022, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. Including profit share revenue, the Company had also earned approximately $263,500 under its license and supply agreements for difelikefalin, primarily with Vifor International, Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. In October 2021, the Company received net proceeds of $44,969 from the issuance and sale of 3,282,391 shares of the Company’s common stock to Vifor International in connection with U.S. regulatory approval for KORSUVA injection in August 2021. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor International in connection with the Company’s license agreement with Vifor International. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor International in connection with the Company’s license agreement with Vifor (see Note 11, Collaboration and Licensing Agreements).

As of September 30, 2022, the Company had unrestricted cash and cash equivalents and marketable securities of $179,528 and an accumulated deficit of $535,893. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $23,180 and $1,013 for the three months ended September 30, 2022 and 2021, respectively, and $55,135 and $55,059 for the nine months ended September 30, 2022 and 2021, respectively, and had net cash used in operating activities of $55,220 and $58,842 for the nine months ended September 30, 2022 and 2021, respectively.

The Company is subject to risks common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other government regulations. If the Company does not successfully commercialize KORSUVA injection, Kapruvia or any of its other product candidates, it will be unable to generate additional recurring product revenue or achieve profitability.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, revenue recognition associated with profit-sharing arrangements, the amount and periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, accounts receivable, net – related party, inventory valuation and related reserves, the determination of prepaid research and development, or R&D, clinical costs and accrued research projects, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

The COVID-19 pandemic and geopolitical tensions, such as Russia’s incursion into Ukraine, resulted in a global slowdown of economic activity, decades-high inflation, rising interest rates, and a potential recession in the U.S. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed financial statements as soon as they become known.

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

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company believes that credit risk associated with its licensing partner, Vifor, is not significant. The Company reviews the need for an

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. The Company had an insignificant allowance for credit losses as of September 30, 2022.

Revenue Recognition – Profit-Sharing Arrangement

The Company receives its share of the net profits from Vifor’s sale of KORSUVA injection to third parties in the U.S. under its existing license agreements. The Company has adopted a policy to recognize revenue net of tax withholdings, as applicable.

The Company determined that Vifor is a customer under Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20, or ASC 606, in relation to its profit share arrangement with Vifor. The Company sells commercial product to Vifor, who ultimately sells the commercial product to third parties. The Company’s profit share arrangement revenues generated from sales of KORSUVA injection in the U.S. are considered akin to sales-based royalties. In accordance with the sales-based royalty exception, the Company recognizes its share of the pre-tax commercial net profit generated from the sales of KORSUVA injection in the U.S. in the period the product sales are earned, as reported by Vifor. The related COGS for Vifor associated with the net profit share arrangement as well as the marketing and distribution fee for the applicable period reduces the Company’s profit share revenue for the period. The net sales amounts are determined based on amounts provided by Vifor and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and contractual rebates, wholesaler fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is dependent on Vifor for timely and accurate information regarding the net revenues from sales of KORSUVA injection in the U.S. in accordance with ASC 606 to accurately report its results of operations. If the Company does not receive timely and accurate information or incorrectly estimates activity levels associated with the profit share arrangement at a given point in time, the Company could be required to record adjustments in future periods.

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

3. Available-for-Sale Marketable Securities

As of September 30, 2022 and December 31, 2021, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2022 and December 31, 2021:

As of September 30, 2022

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$4,004	$—	$(7)	$3,997
U.S. government agency obligations	9,500	—	(646)	8,854
Corporate bonds	39,955	—	(838)	39,117
Commercial paper	62,884	—	(64)	62,820
Municipal bonds	22,527	—	(593)	21,934
Total available-for-sale marketable securities	$138,870	$—	$(2,148)	$136,722

As of December 31, 2021

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$11,573	$—	$(3)	$11,570
U.S. government agency obligations	17,020	—	(45)	16,975
Corporate bonds	66,495	—	(171)	66,324
Commercial paper	106,914	5	(31)	106,888
Municipal bonds	21,692	—	(113)	21,579
Total available-for-sale marketable securities	$223,694	$5	$(363)	$223,336

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021:

As of September 30, 2022

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$3,997	$(7)	$—	$—	$3,997	$(7)
U.S. government agency obligations	4,646	(354)	4,208	(292)	8,854	(646)
Corporate bonds	23,606	(606)	15,511	(232)	39,117	(838)
Commercial paper	62,820	(64)	—	—	62,820	(64)
Municipal bonds	7,912	(204)	14,022	(389)	21,934	(593)
Total	$102,981	$(1,235)	$33,741	$(913)	$136,722	$(2,148)

As of December 31, 2021

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$11,570	$(3)	$—	$—	$11,570	$(3)
U.S. government agency obligations	9,456	(45)	—	—	9,456	(45)
Corporate bonds	62,704	(170)	2,020	(1)	64,724	(171)
Commercial paper	52,163	(31)	—	—	52,163	(31)
Municipal bonds	20,562	(105)	1,017	(8)	21,579	(113)
Total	$156,455	$(354)	$3,037	$(9)	$159,492	$(363)

As of September 30, 2022 and December 31, 2021, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of September 30, 2022 and December 31, 2021, the Company held a total of 57 out of 57 positions and 58 out of 76 positions, respectively, that were in an unrealized loss position, 18 of which had been in an unrealized loss position for 12 months or greater as of September 30, 2022. Unrealized losses individually and in aggregate were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. Treasury and U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. Treasury and government agencies were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held two out of two positions for its U.S. Treasury securities, and

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

three out of three positions for its U.S. government agency obligations, that were in unrealized loss positions as of September 30, 2022.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 15 out of 15 positions for its corporate bonds, 22 out of 22 positions for its commercial paper, and 15 out of 15 positions for its municipal bonds, that were in unrealized loss positions as of September 30, 2022.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2022, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows.

	As of September 30, 2022		As of December 31, 2021
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$113,967	$112,806	$153,631	$153,582
One year to three years	24,903	23,916	70,063	69,754
Total	$138,870	$136,722	$223,694	$223,336

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

There were no sales of available-for-sale marketable securities during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company sold certain shares of its available-for-sale debt securities with a total fair value of $1,000 and $10,029, respectively, which resulted in no realized gains or losses for the three months ended September 30, 2021, and $39 of realized gains for the nine months ended September 30, 2021, respectively.

As of September 30, 2022 and December 31, 2021, accrued interest receivables on the Company’s available-for-sale debt securities were $451 and $455, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive (loss) income, for the nine months ended September 30, 2022 and 2021, respectively.

Total Accumulated
Other Comprehensive
(Loss) Income
Balance, December 31, 2021	$(358)
Other comprehensive loss before reclassifications	(1,790)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,790)
Balance, September 30, 2022	$(2,148)

Balance, December 31, 2020	$73
Other comprehensive loss before reclassifications	(33)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(72)
Balance, September 30, 2021	$1

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

5. Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources, and comparing them to the share prices presented by the third-party

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2022 or December 31, 2021.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

Fair value measurement as of September 30, 2022:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$42,806	$42,806	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	3,997	—	3,997	—
U.S. government agency obligations	8,854	—	8,854	—
Corporate bonds	39,117	—	39,117	—
Commercial paper	62,820	—	62,820	—
Municipal bonds	21,934	—	21,934	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$179,936	$43,214	$136,722	$—

Fair value measurement as of December 31, 2021:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$13,453	$13,453	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	11,570	—	11,570	—
U.S. government agency obligations	16,975	—	16,975	—
Corporate bonds	66,324	—	66,324	—
Commercial paper	106,888	—	106,888	—
Municipal bonds	21,579	—	21,579	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$237,197	$13,861	$223,336	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three and nine months ended September 30, 2022 and 2021, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three and nine months ended September 30, 2022 and 2021, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 16, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of September 30, 2022, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of September 30, 2022 and December 31, 2021, the Company had $408 of restricted cash related to the Stamford Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$42,806	$13,453
Restricted cash, long-term assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$43,214	$13,861

7. Inventory, net

Inventory, net consists of the following:

	September 30, 2022	December 31, 2021
Raw materials	$1,833	$927
Work-in-process	2	1,657
Total	$1,835	$2,584

As of September 30, 2022 and December 31, 2021, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. There were no write-downs of commercial supply inventory during the three and nine months ended September 30, 2022.

8. Prepaid expenses

As of September 30, 2022, prepaid expenses were $18,562, consisting of $17,090 of prepaid R&D clinical costs, $858 of prepaid insurance and $614 of other prepaid costs. As of December 31, 2021, prepaid expenses were $2,519, consisting of $1,481 of prepaid R&D clinical costs, $369 of prepaid insurance, and $669 of other prepaid costs.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accounts payable	$15,218	$5,625
Accrued research projects	5,149	4,648
Accrued compensation and benefits	4,228	4,959
Accrued professional fees and other	1,721	629
Total	$26,316	$15,861

10. Stockholders’ Equity

In September 2022, as a result of the appointment of the Company’s new Chief Financial Officer, or CFO, 7,500 time-based restricted stock units held by the Company’s interim principal financial and accounting officer vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In June 2022, as a result of the accelerated vesting of restricted stock units associated with the former Chief Executive Officer’s, or CEO’s, modification of equity awards, an aggregate of 33,999 restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

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

The Company may offer additional securities under its Shelf Registration Statement from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders. Also in March 2022, the Company entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the nine months ended September 30, 2022.

In February 2022, as a result of the completion of the second year of the three-year vesting period for restricted stock units granted in February 2020, an aggregate of 32,666 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In August 2021, the Company earned a $50,000 regulatory milestone from Vifor for the purchase of the Company’s common stock at a price of $15.23 per share. As of September 30, 2021, the Company recorded a stock subscription receivable of $44,969 in connection with the U.S. regulatory approval of KORSUVA injection, representing $15.23 per share, as well as license and milestone fees revenue of $5,031 representing the excess of the stock purchase price over the cost of the purchased shares, based on the closing price of the Company’s common stock on the date of the achievement of the milestone. In October 2021, after the expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, or the HSR Act, the Company received the $50,000 payment and issued 3,282,391 shares of its common stock in connection with U.S. regulatory approval of KORSUVA injection on August 23, 2021 (see Note 11, Collaboration and Licensing Agreements).

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

In May 2022, as permitted by Vifor Agreement No. 1 and the Vifor International Supply Agreement, Vifor International assigned its rights and obligations under these agreements to Vifor. The Company’s rights and obligations under these agreements were unaffected by this assignment, and the assignment does not affect the Company’s economic rights under the agreements. Throughout the Notes to Condensed Financial Statements, unless the context requires otherwise, references to Vifor’s commercialization of KORSUVA injection pursuant to the license agreement, and the Company’s provision of KORSUVA injection under this supply agreement, should be understood to refer to Vifor International prior to the assignment and to Vifor following the assignment, as applicable. Vifor International was

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

acquired by CSL Limited in August 2022. The acquisition of Vifor International by CSL did not affect any of the Company’s rights and obligations pursuant to these agreements.

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

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, the Company received a $15,000 regulatory milestone payment from Vifor under Vifor Agreement No. 2 during the nine months ended September 30, 2022. In addition, after U.S. regulatory approval of KORSUVA injection in August 2021, the Company earned a $15,000 regulatory milestone payment from Vifor under Vifor Agreement No. 2 during the three and nine months ended September 30, 2021.

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

The Vifor Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of compound to Vifor is not a performance obligation under Vifor Agreement No. 2 but rather the Vifor Supply Agreement is a separate agreement from Vifor Agreement No. 2. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor for commercialization. Vifor International was acquired by CSL Limited in August 2022. The

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

acquisition of Vifor International by CSL did not affect any of the Company’s rights or obligations pursuant to these agreements.

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

In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients.

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

12. Revenue Recognition

The Company has primarily recognized revenue under its license and collaboration agreements from (1) profit-sharing revenue following its commercial launch of KORSUVA injection in April 2022; (2) upfront license fees and milestone payments, including development and regulatory milestones; (3) commercial supply revenue from Vifor; and (4) clinical compound sales from certain license agreements. As of September 30, 2022, the Company has not yet received any royalty payments or earned any sales-based milestones under its collaboration agreements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of September 30, 2022, the Company had license and collaboration agreements with Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Condensed Statements of Comprehensive Loss as revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Collaborative revenue
Vifor (KORSUVA injection profit sharing)	$7,443	$—	$15,446	$—
Maruishi	—	—	—	706
Total collaborative revenue	$7,443	$—	$15,446	$706
License and milestone fees
Vifor	$—	$20,031	$15,000	$20,031
Maruishi	—	—	—	1,192
Total license and milestone fees	$—	$20,031	$15,000	$21,223
Commercial supply revenue
Vifor (KORSUVA injection)	$3,370	$—	$8,160	$—
Total commercial supply revenue	$3,370	$—	$8,160	$—
Clinical compound revenue
Vifor (difelikefalin injection)	$—	$241	$—	$241
Maruishi	—	—	—	37
Total clinical compound revenue	$—	$241	$—	$278

Collaborative revenue

Beginning in April 2022, the Company began recording its profit-sharing revenue from the sales of KORSUVA injection by Vifor to third parties in the U.S. Under the license agreements with Vifor, KORSUVA injection net sales are calculated and recorded by Vifor in accordance with U.S. GAAP and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits from the sales of KORSUVA injection in the U.S. on a net basis and presents the revenue earned each period as Collaborative revenue. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with Vifor in the U.S. The Company relies on Vifor to provide accurate and complete information related to the profit-sharing calculation of sales of KORSUVA injection in order to record its collaborative revenue (see Note 2, Basis of Presentation – Revenue Recognition – Profit-Sharing Arrangement). During the three and nine months ended September 30, 2022, the Company recorded $7,443 and $15,446, respectively, as collaborative revenue for its profit-share from the sales of KORSUVA injection in the U.S. There was no profit share revenue recorded during the three and nine months ended September 30, 2021.

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

There was no collaborative revenue recognized under the Maruishi Agreement during the three and nine months ended September 30, 2022, or during the three months ended September 30, 2021. During the nine months ended September 30 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $706 as collaborative revenue based on the relative standalone selling prices described above at contract inception.

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

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, the Company received a $15,000 regulatory milestone payment from Vifor under Vifor Agreement No. 2, which was recorded as license and milestone fees revenue for the nine months ended September 30, 2022. In addition, after U.S. regulatory approval of KORSUVA injection in August 2021, the Company achieved a $15,000 regulatory milestone payment which was received in October 2021 and was recorded as license and milestone fees revenue for the three and nine months ended September 30, 2021. These regulatory milestone payments were considered variable consideration due to the uncertainty of occurrence of these events as specified at inception of the agreement. Therefore, these potential regulatory milestone payments were not included in the transaction price at the inception of the agreement. There were no license and milestone fees recognized under Vifor Agreement No. 2 for the three months ended September 30, 2022.

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

There were no license and milestone fees revenue recognized under the Maruishi Agreement during the three and nine months ended September 30, 2022, or the three months ended September 30, 2021. During the nine months ended

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

September 30, 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue based on the relative standalone selling prices described above at contract inception.

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to Vifor in accordance with the receipt of purchase orders. Revenue from the sale of the Licensed Product to Vifor is recognized as delivery of the Licensed Product occurs. The Company had commercial supply revenue of $3,370 for the three months ended September 30, 2022 with associated COGS of $3,055. The Company has commercial supply revenue of $8,160 for the nine months ended September 30, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $5,865 was recognized with associated COGS of $5,136 since these inventory costs were capitalized as inventory subsequent to regulatory approval.

Clinical compound revenue

The Company’s only performance obligation under the Vifor Supply Agreement is to deliver clinical compound to Vifor in accordance with the receipt of purchase orders. There were no sales of clinical compound under the Vifor Supply Agreement during the three and nine months ended September 30, 2022. During each of the three and nine months ended September 30, 2021, the Company recognized clinical compound revenue of $241 from the sale of clinical compound to Vifor and as a result, the Company incurred R&D expense of $228 during these periods.

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. There were no sales of clinical compound to Maruishi during the three and nine months ended September 30, 2022, or during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company recognized clinical compound revenue of $37 from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $33 during this period.

Contract balances

As of September 30, 2022, the Company recorded accounts receivable, net – related party of $9,623 which related to its profit-sharing revenue from sales of KORSUVA injection in the U.S. by Vifor and its commercial supply of KORSUVA injection to Vifor during the three months ended September 30, 2022. There were no material balances of receivables as of December 31, 2021, and no other contract assets or contract liabilities related to the Vifor, Vifor International, Maruishi and CKDP agreements as of September 30, 2022 and December 31, 2021.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of September 30, 2022 and December 31, 2021.

13. Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

dilutive. For the three and nine months ended September 30, 2022 and 2021, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic:
Weighted average common shares outstanding	53,726,123	50,114,710	53,616,753	50,031,615
Diluted:
Weighted average common shares outstanding - Basic	53,726,123	50,114,710	53,616,753	50,031,615
Common stock equivalents*	—	—	—	—
Denominator for diluted net loss per share	53,726,123	50,114,710	53,616,753	50,031,615
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss - basic and diluted	$(23,180)	$(1,013)	$(55,135)	$(55,059)
Weighted-average common shares outstanding:
Basic and diluted	53,726,123	50,114,710	53,616,753	50,031,615
Net loss per share, basic and diluted:	$(0.43)	$(0.02)	$(1.03)	$(1.10)

As of September 30, 2022, 7,654,523 stock options and 640,950 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

Restricted Stock Units

On June 15, 2022, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 7,500 time-based restricted stock units under the 2014 Plan, with a grant date fair value of $7.94 per share, to the Company’s interim principal financial and accounting officer, in connection with his assuming the responsibilities of the Company’s former Chief Financial Officer, or CFO, on an interim basis.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company accelerated the recognition of compensation expense and the restricted stock units vested fully on September 12, 2022, when the appointment of the Company’s new CFO occurred. For the three and nine months ended September 30, 2022, the Company recognized $55 and $60, respectively, of stock compensation expense associated with these awards, all of which was recorded within general and administrative, or G&A, expense. As of September 30, 2022, all of the 7,500 restricted stock units were vested and settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 59,380 restricted stock units were granted to non-employee directors on June 2, 2022, the date of the Company’s 2022 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $8.42 per share. The restricted stock units will vest on the earlier of (i) June 2, 2023 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and nine months ended September 30, 2022, stock compensation expense of $126 and $164, respectively, was recognized in G&A expense. As of September 30, 2022, none of the 59,380 restricted stock units were vested or settled in shares of the Company’s common stock. Also in June 2022, the Company granted 11,876 fully vested restricted stock units, which were immediately settled in shares of common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021. For the nine months ended September 30, 2022, stock compensation expense of $100 was recognized in G&A expense associated with this award.

On February 25, 2022, the Compensation Committee also approved and granted a total of 243,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to commercial milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For the three and nine months ended September 30, 2022, no stock compensation expense relating to these restricted stock units was recognized. In June 2022, 29,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. As of September 30, 2022, none of the remaining 214,000 outstanding restricted stock units were vested or settled in shares of the Company’s common stock.

Additionally on February 25, 2022, the Compensation Committee also approved and granted a total of 145,170 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the three and nine months ended September 30, 2022, the Company recognized $116 and $274, respectively, of stock compensation expense associated with these awards, with $48 recorded in R&D expense and $68 recorded in G&A expense for the three months ended September 30, 2022, and $113 recorded in R&D expense and $161 recorded in G&A expense for the nine months ended September 30, 2022. In June 2022, 20,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. As of September 30, 2022, none of the remaining 125,170 outstanding restricted stock units were vested or settled in shares of the Company’s common stock.

On December 17, 2021, the Compensation Committee approved and granted a total of 63,573 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vest in two equal installments on December 15, 2022 and June 15, 2023. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. For the three and nine months ended September 30, 2022, the Company recognized $110 and $323,

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

respectively, of stock compensation expense associated with these awards, with $53 recorded in R&D expense and $57 recorded in G&A expense for the three months ended September 30, 2022, and $157 recorded in R&D expense and $166 recorded in G&A expense for the nine months ended September 30, 2022. In June 2022, 11,170 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. As of September 30, 2022, none of the remaining 52,403 outstanding restricted stock units were vested or settled in shares of the Company’s common stock.

On October 29, 2021, the Compensation Committee also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new CEO under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vests 25% on the first anniversary of the date of grant and the balance quarterly over the next 36 months. The second tranche of 5,942 restricted stock units fully vested on March 31, 2022. As a result, the Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. For the three and nine months ended September 30, 2022, stock compensation expense associated with these awards of $151 and $506, respectively, was recognized in G&A expense. As of September 30, 2022, 5,942 of the 147,942 restricted stock units were vested and settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units vested on June 3, 2022. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the nine months ended September 30, 2022, stock compensation expense associated with these awards of $239 was recognized in G&A expense. For the three and nine months ended September 30, 2021, stock compensation expense of $142 and $184, respectively, was recognized in G&A expense. All of the 43,200 restricted stock units vested and were settled in shares of the Company’s common stock as of September 30, 2022.

On March 30, 2021, the Compensation Committee approved and granted a total of 176,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February 2022 and August 2021, performance targets relating to 37,999 and 44,002 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the nine months ended September 30, 2022, the Company recognized $729 of stock compensation expense associated with these awards in G&A expense. G&A amounts recorded for the nine months ended September 30, 2022 included $303 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). For each of the three and nine months ended September 30, 2021, the Company recognized $906 of stock compensation expense, with $329 recorded in R&D expense and $577 recorded in G&A expense. As of September 30, 2022, 82,001 of the 176,000 restricted stock units had vested and were settled in shares of the Company’s common stock, while the remaining 93,999 restricted stock units were forfeited during the three months ended March 31, 2022 as a result of not achieving certain defined performance targets of the awards. As a result, there were no outstanding restricted stock units as of September 30, 2022 under this grant.

Additionally on March 30, 2021, the Compensation Committee also approved and granted a total of 100,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

following the grant date. On June 30, 2022, 17,333 of these restricted stock units vested and were settled in shares of the Company’s common stock in accordance with the acceleration of vesting provisions relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In March 2022, 33,336 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three and nine months ended September 30, 2022, the Company recognized $83 and $563, respectively, of stock compensation expense associated with these awards, with $55 recorded in R&D expense and $28 in G&A expense for the three months ended September 30, 2022, and $164 recorded in R&D expense and $399 in G&A expense for the nine months ended September 30, 2022. G&A amounts recorded for the nine months ended September 30, 2022 included $317 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021. For the three and nine months ended September 30, 2021, the Company recognized $173 and $344, respectively of stock compensation expense, with $55 recorded in R&D expense and $118 in G&A expense for the three months ended September 30, 2021, and $110 recorded in R&D expense and $234 recorded in G&A expense for the nine months ended September 30, 2021. As of September 30, 2022, 50,669 of the 100,000 outstanding restricted stock units were vested and settled in shares of the Company’s common stock, while 17,333 restricted stock units were forfeited in June 2022 as a result of the completion of the consulting agreement in relation to the modification of certain of these restricted stock units on November 1, 2021.

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

In February 2020, the Compensation Committee approved and granted a total of 138,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, were achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the nine months ended September 30, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. As of September 30, 2022, 113,500 of the 138,000 restricted stock units had vested and were settled in shares of the Company’s common stock, while the remaining 24,500 restricted stock units had been forfeited as a result of not achieving certain defined performance targets of the awards. As a result, there were no outstanding restricted stock units as of September 30, 2022 under this grant.

Additionally in February 2020, the Compensation Committee also approved and granted a total of 98,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. On June 30, 2022, 16,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in accordance with the acceleration of vesting provisions relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In February 2022, 32,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

the Company’s common stock in satisfaction of the first year of vesting. For the three and nine months ended September 30, 2022, the Company recognized $66 and $460, respectively, of stock compensation expense associated with these awards, with $44 recorded in R&D expense and $22 in G&A expense for the three months ended September 30, 2022, and $131 recorded in R&D expense and $329 in G&A expense for the nine months ended September 30, 2022. G&A amounts recorded for the nine months ended September 30, 2022 included $264 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). For the three and nine months ended September 30, 2021, the Company recognized $135 and $400, respectively, of stock compensation expense, with $44 recorded in R&D expense and $91 in G&A expense for the three months ended September 30, 2021, and $130 recorded in R&D expense and $270 in G&A expense for the nine months ended September 30, 2021. As of September 30, 2022, 82,001 of the 98,000 restricted stock units were vested and settled in shares of the Company’s common stock.

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the nine months ended September 30, 2022 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2021	576,544	$17.50
Awarded	466,926	10.11
Vested and released	(206,518)	16.74
Forfeited	(196,002)	17.06
Outstanding, September 30, 2022	640,950	$12.50
Restricted stock units exercisable (vested and deferred), September 30, 2022	—

Stock Options

Under the 2014 Plan, the Company granted 437,500 and 30,000 stock options during the three months ended September 30, 2022 and 2021, respectively, and 1,739,919 and 819,250 stock options during the nine months ended September 30, 2022 and 2021, respectively. No stock options were granted under the 2019 Inducement Plan during the three and nine months ended September 30, 2022 and 2021. The fair values of stock options granted during the three and nine months ended September 30, 2022 and 2021 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.65% - 4.09%	0.92% - 1.01%	1.70% - 4.09%	0.66% - 1.23%
Expected volatility	77.7% - 78.2%	83.0% - 83.4%	77.7% - 81.9%	71.6% - 83.5%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended September 30, 2022 and 2021 was $7.37 and $9.24, respectively, and during the nine months ended September 30, 2022 and 2021 was $7.27 and

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

$12.14, respectively. No options were granted to non-employee consultants during the three and nine months ended September 30, 2022 and 2021.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,719	$1,833	$5,380	$5,228
General and administrative	1,149	1,205	5,137	3,444
Total stock option expense	$2,868	$3,038	$10,517	$8,672

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of certain employees’ restricted stock units for $200 in R&D expense and $381 in G&A expense for the three months ended September 30, 2022, and $565 in R&D expense and $2,350 in G&A expense for the nine months ended September 30, 2022; (ii) the vesting of certain employees’ restricted stock units for $429 in R&D expense and $785 in G&A expense for the three months ended September 30, 2021, and $1,094 in R&D expense and $1,812 in G&A expense for the nine months ended September 30, 2021; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $126 and $503 in G&A expense for the three and nine months ended September 30, 2022, respectively; and (iv) compensation expense relating to the Board of Directors’ restricted stock units for $142 and $423 in G&A expense for the three and nine months ended September 30, 2021, respectively.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2022 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2021	6,512,280	$15.58
Granted	1,739,919	10.28
Exercised	(46,277)	6.26
Forfeited	(356,819)	14.50
Expired	(194,580)	16.21
Outstanding, September 30, 2022	7,654,523	$14.47
Options exercisable, September 30, 2022	4,764,271

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the nine months ended September 30, 2022 and 2021.

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

The Company determined that vested Stock Awards which had modifications due to the extension of the exercise period were Type 1 modifications pursuant to Financial Accounting Standards Board Accounting Standards Codification 718, or ASC 718, because those Stock Awards would have vested before and after the modification. Acceleration of vesting for the Stock Awards that would have vested in the twelve-month period following the consulting term was determined to be a Type 3 modification requiring stock compensation expense pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the last day that the former CEO provided continuous service as a consultant. In addition, Type 4 performance-based restricted stock units were not considered probable of achieving performance targets on the modification date, but 17,333 performance-based restricted stock units were achieved in February 2022, which resulted in additional stock compensation expense being recorded through June 30, 2022.

As of the result of the consulting period ending on June 30, 2022, there was no incremental stock compensation expense relating to the modifications of stock options, time-based and performance-based restricted stock units recorded during the three months ended September 30, 2022. During the nine months ended September 30, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $2,563, which is included in G&A expense for the nine months ended September 30, 2022. Of this total amount, $1,679 is included in G&A expense in the stock option compensation expense table above for the nine months ended September 30, 2022.

15. Income Taxes

The Company has recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2022 and December 31, 2021. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, the Company’s effective tax rate is zero for the three and nine months ended September 30, 2022 and 2021.

Historically, the Company’s benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Because the Company’s revenue in 2020 exceeded $70,000, it was not eligible to exchange its 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and nine months ended September 30, 2021. As of September 30, 2022, the Company does not qualify to receive a refund of the 2022 credit, therefore no receivable or benefit from income taxes have been recorded for the 2022 credit during the three and nine months ended September 30, 2022.

16. Commitments and Contingencies

License Agreement with Enteris Biopharma, Inc.

In August 2019, the Company entered into a non-exclusive license agreement, or the Enteris License Agreement, with Enteris Biopharma, Inc., or Enteris, pursuant to which Enteris granted to the Company a non-exclusive, royalty-

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, the Company paid an upfront fee equal to $8,000, consisting of $4,000 in cash and $4,000 in shares of the Company’s common stock pursuant to the Purchase Agreement with Enteris.

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company had the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. The Company did not exercise its Royalty Buyout right and such right expired in August 2021. During the three months ended September 30, 2022, Enteris earned a $5,000 milestone payment based on the first patient dosing in a Phase 3 trial, which was subsequently paid in October 2022. This milestone payment to Enteris was recorded in R&D expense for the three and nine months ended September 30, 2022. In June 2021, the Company paid a $10,000 milestone payment to Enteris based on a successful End of Phase 2 Meeting with the FDA in April 2021, which was recorded in R&D expense for the nine months ended September 30, 2021.

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

Leases

Lease expense is recognized on a straight-line basis over the lease term of the Company’s lease agreements for its original headquarters, and additional office space, in Stamford, Connecticut. As a result, $406 of operating lease cost, or lease expense, was recognized for each of the three months ended September 30, 2022 and 2021, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense in both periods. For each of the nine months ended September 30, 2022 and 2021, $1,218 of operating lease cost, or lease expense, was recognized, consisting of $853 relating to R&D lease expense and $365 relating to G&A lease expense in both periods.

Other information related to the leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$491	$482	$1,463	$1,436
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—
Remaining lease term - operating leases (years)	1.3	2.3	1.3	2.3
Discount rate - operating leases	7.0%	7.0%	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liabilities as of September 30, 2022, were as follows:

Year Ending December 31,
2022 (Excluding the nine months ended September 30, 2022)	$494
2023	1,992
Total future minimum lease payments, undiscounted	2,486
Less imputed interest	(113)
Total	$2,373

Operating lease liabilities reported as of September 30, 2022:
Operating lease liabilities - current	$1,876
Operating lease liabilities - non-current	497
Total	$2,373

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

17. Related Party Transactions

As of September 30, 2022, Vifor International owned 7,396,770, or 13.8%, of the Company’s common stock. Both Vifor and Vifor International are considered related parties as of September 30, 2022 and December 31, 2021 (see Note 11, Collaboration and Licensing Agreements).

As of September 30, 2022, amounts due from Vifor of $9,623 relating to the Company’s profit-share revenue from sales of KORSUVA injection in the U.S. by Vifor and its commercial supply of KORSUVA injection to Vifor were included within Accounts receivable, net – related party on the Company’s Condensed Balance Sheet.

The Company’s profit-share revenue of $7,443 and $15,446 from sales of KORSUVA injection in the U.S. by Vifor were included within Collaborative revenue on the Company’s Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2022, respectively.

Sales of KORSUVA injection to Vifor of $3,370 and $8,160 were included within Commercial supply revenue on the Company’s Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2022, respectively.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to successfully commercialize KORSUVA® (difelikefalin) injection, or KORSUVA injection, and Kapruvia® (difelikefalin), our difelikefalin injection product which was granted marketing authorization by the European Commission, the UK, and Switzerland, or Kapruvia, as well as Singapore and Canada as KORSUVA, including the timing of associated revenues and additional regulatory submissions and approvals, and execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection in markets around the world;
●	the potential approval of the U.S. Centers for Medicare & Medicaid Services, or CMS’s, end-stage renal disease, or ESRD, Prospective Payment System, or PPS, proposed rule to update Medicare payment policies and rates for renal dialysis services;
●	the performance of our current and future collaborators and licensees, including Vifor Fresenius Medical Care Renal Pharma Ltd., or Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	risks that KORSUVA injection and Kapruvia revenue, expenses and costs may not be as expected;
●	the performance of third-party manufacturers and clinical research organizations, or CROs;
●	risks relating to KORSUVA injection’s and Kapruvia’s market acceptance, competition, reimbursement and regulatory actions;
●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, pruritus associated with atopic dermatitis, or AD-aP, pruritus associated with notalgia paresthetica, or NP, and chronic liver disease associated pruritus, or CLD-aP, including primary biliary cholangitis, or PBC, markets;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for oral difelikefalin in non-dialysis dependent, or NDD, CKD-aP, AD-aP, NP and PBC;
●	our plans to develop and commercialize oral difelikefalin and any future indication or product candidates;

●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the rate and degree of market acceptance of any other future approved indications or products;
●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved indications or products;
●	regulatory developments in the U.S. and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on Vifor for timely and accurate information;
●	the success of competing drugs that are or may become available; and
●	the potential effects of the COVID-19 pandemic, geopolitical tensions and macroeconomic conditions on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection and Kapruvia.

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

Overview

We are a commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our novel KORSUVA injection is the first and only U.S. Food and Drug Administration, or FDA, approved treatment for moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. We are developing an oral formulation of difelikefalin and have initiated Phase 3 programs for the treatment of pruritus in patients with advanced NDD chronic kidney disease and AD. We have completed a Phase 2 proof-of-concept trial of oral difelikefalin for the treatment of moderate-to-severe pruritus in patients with NP.

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

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as in Singapore and Canada under the brand name KORSUVA. Commercial launches in Austria and Germany have commenced and we expect the commercial launch of Kapruvia to commence in other countries in the coming months.

We have partnered with Vifor, a joint venture between CSL Vifor Pharma Group and Fresenius Medical Care, and Vifor International to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). CSL Vifor Pharma Group is a leading nephrology commercial organization with a significant presence in nephrology offices and dialysis centers. In the U.S., we are launching KORSUVA injection into a highly concentrated market. The dialysis market is dominated by two key dialysis organizations, Fresenius and DaVita, which combined control about 75% of the market. In addition, about 80% of the CKD hemodialysis patients are insured by Medicare. Outside the U.S., the dialysis market is not dominated by large corporate dialysis companies and is a much more fragmented market than the U.S. Each country will have its own unique reimbursement system for hemodialysis patients.

We have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection and Kapruvia. We are developing oral difelikefalin in multiple therapeutic areas to create potential opportunities across three disease categories (systemic, dermatologic, and neurologic) with chronic pruritus. This platform of oral difelikefalin programs is designed to significantly expand the addressable market and patient populations that might benefit from our compound. We currently have four clinical programs in therapeutic areas totaling about 16 million potential patients with chronic pruritus: advanced NDD-CKD, AD, NP and PBC.

Based on our completed Phase 2 trials and successful End of Phase 2 meetings with the FDA, we initiated two Phase 3 clinical programs of oral difelikefalin for the treatment of chronic pruritus, one in NDD-CKD and the other in AD, in the first quarter of 2022.

In June 2022, we announced positive topline results from the proof-of-concept Phase 2 KOMFORT trial of oral difelikefalin for the treatment of pruritus in patients with NP (a neurologic condition in which chronic pruritus is the key manifestation). In September 2022, we announced positive results from the extension phase of the Phase 2 KOMFORT trial. This condition currently has no FDA-approved treatments nor robust data to support the use of any single therapy.

We were incorporated and commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our lead product and product candidates, including conducting preclinical and clinical studies of difelikefalin-based product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities and payments from license agreements.

Recent Developments

KORSUVA Injection Launch Progress

In April 2022, we started the commercialization of KORSUVA injection in the U.S. through the collaboration with Vifor. The commercial launch is in the early stages but tracking to our expectations. KORSUVA injection’s uptake was initially driven by independent and mid-size organizations. In the third quarter of 2022, large dialysis organizations, or LDOs, started to order driving an acceleration in volume sales. Given the highly concentrated market, we expect LDOs to be the main contributor to product demand long-term. In the third quarter of 2022, Vifor also contracted the sales force of Fresenius Renal Pharmaceuticals, a division of Fresenius Medical Care North America, to complement Vifor’s sales force in selling into Fresenius clinics in the U.S.

Appointments

We appointed Ryan Maynard to the position of Chief Financial Officer, or CFO, in September 2022. As a member of our Executive Leadership Team, Mr. Maynard leads our financial operations.

We appointed Lisa von Moltke, M.D., to our Board of Directors in November 2022.

COVID-19 Update

The extent of the impact of the COVID-19 pandemic, including the resulting adverse macroeconomic conditions, on our business, operations and clinical development and regulatory timelines and plans remains uncertain, and will depend on certain developments, including the duration and outbreak and spread of variants and its impact on our clinical trial enrollment, trial sites, partners, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The COVID-19 pandemic, however, affected the initiation of certain trial sites and patient enrollment for our ongoing Phase 2 clinical trial of oral difelikefalin for the treatment of pruritus in patients with hepatic impairment due to PBC. While we currently do not expect any significant delays in our clinical development or commercial timelines, the ultimate impact of the evolving COVID-19 pandemic remains difficult to predict.

To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. We are continuing to actively monitor the constantly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, partners and other third-parties with whom we do business. The extent to which the COVID-19 pandemic may affect our business, operations and clinical development and regulatory timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

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
• UK MAA granted in April 2022 (Kapruvia)
• Switzerland (Kapruvia), Canada (KORSUVA) and Singapore (KORSUVA) MAAs granted in August 2022
• Japan New Drug Application filed in September 2022
• U.S. commercial launch commenced in April 2022

Vifor (Worldwide, other than Japan and South Korea)*; Maruishi (Japan); CKDP (South Korea)
	Oral difelikefalin	Pruritus Atopic Dermatitis (AD-aP)	• Phase 2 trial completed; data reported • Phase 3 trial ongoing	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral difelikefalin	Pruritus advanced NDD-CKD	• Phase 2 trial completed; data reported • Phase 3 trial ongoing	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral difelikefalin	Notalgia Paresthetica (NP)	• Phase 2 trial completed; data reported	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral difelikefalin	Pruritus Primary Biliary Cholangitis (PBC)	• Phase 2 trial discontinued based on slow enrollment due primarily to COVID-19	Cara (Worldwide, other than South Korea); CKDP (South Korea)

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

Difelikefalin – Our Lead Product

Our product candidate, difelikefalin, is a new chemical entity, which is designed to selectively stimulate kappa, rather than mu, and delta opioid receptors. Difelikefalin has been designed with specific chemical characteristics to restrict its entry into the central nervous system, or CNS, and further limit its mechanism of action to kappa opioid receptors, or KORs, in the peripheral nervous system and on immune cells. Activation of kappa receptors in the CNS is known to result in some undesirable effects, including dysphoria. Since difelikefalin modulates kappa receptor signals peripherally without any significant activation of opioid receptors in the CNS, it is generally not expected to produce the CNS-related side effects of mu opioid agonists (such as addiction and respiratory depression) or centrally-active kappa opioid agonists (such as dysphoria and hallucinations). Difelikefalin has been administered to more than 3,000 human subjects in Phase 1, Phase 2 and Phase 3 clinical trials as an I.V. infusion, bolus intravenous injection or oral capsule or tablet, and thus far has been observed to be generally well tolerated.

Based on the non-clinical and clinical studies we have completed to date, we believe that oral difelikefalin, if approved for any or multiple indications, would be attractive to both patients and healthcare providers as a potential treatment for chronic pruritus across the spectrum of systemic, neurologic, and dermatologic disease categories.

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

In June 2017, the FDA granted Breakthrough Therapy Designation to KORSUVA injection for the treatment of CKD-aP in hemodialysis patients. The KORSUVA injection New Drug Application received Priority Review by the FDA, which is granted to therapies that, if approved, would offer significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications.

KORSUVA injection is the first and only FDA-approved product in the U.S., Canada, and Singapore to treat CKD-aP in adults undergoing hemodialysis. Kapruvia is the only approved drug in Europe to treat CKD-aP. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants and others with limited efficacy and tolerability. There is one product, nalfurafine (Remitch®) marketed by Toray Industries, approved to treat CKD-aP in Japan, but it is not approved in either the U.S. or Europe.

In October 2020, we entered into a license agreement with Vifor International pursuant to which we granted Vifor International an exclusive license solely in the U.S. to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients.

Our U.S. commercial partner, Vifor Pharma Group (now CSL Vifor Pharma Group), submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA became effective for KORSUVA injection on April 1, 2022 for a minimum of two years. CMS expressed in its written communication to us and Vifor, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection.

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

In April 2020, we announced positive top-line results from the double blinded KALM-2 pivotal Phase 3 trial of KORSUVA injection in hemodialysis patients with moderate-to-severe CKD-aP. The study met the primary efficacy endpoint with 54% of the patients receiving 0.5 mcg/kg of KORSUVA injection vs. 42% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itch intensity numeric rating scale, or NRS, score at week 12 (p= 0.02). The study also met the key secondary endpoint with 41% of patients receiving KORSUVA injection achieving a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 12 vs. 28% for patients receiving placebo (p= 0.01). In this trial, KORSUVA injection was generally well-tolerated with a safety profile consistent with that seen in KALM-1 and the KORSUVA clinical program in patients with CKD-aP.

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

In May 2019, we announced positive results from the double blinded phase of our KALM-1 pivotal Phase 3 trial of KORSUVA injection in hemodialysis patients with moderate-to-severe CKD-aP. The study met the primary efficacy endpoint with 51% of the patients receiving 0.5 mcg/kg of KORSUVA injection vs. 28% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itch intensity NRS score at week 12 (p= 0.000019). The study also met all secondary endpoints, including assessment of itch-related quality of life changes measured using self-assessment Skindex-10 (patients receiving KORSUVA experienced 43% improvement vs. patients receiving placebo, p= 0.0004) and 5-D Itch scales (patients receiving KORSUVA experienced 35% improvement vs. patients receiving placebo, p= 0.0009). In addition, 39% of patients receiving KORSUVA injection achieved a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 12 vs. 18% of patients receiving placebo (p= 0.000032), another key secondary endpoint. In this trial, KORSUVA injection was generally well-tolerated with a safety profile consistent with that seen in earlier trials.

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

Our partner, Vifor, submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in March 2021, which was subsequently accepted for review by the EMA. On April 27, 2022, the European Commission granted marketing authorization to Kapruvia for the treatment of moderate-to-severe pruritus associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. On April 28, 2022, Kapruvia was also approved in the UK. The commercial launch of Kapruvia in the EU commenced in September 2022 in Austria and shortly thereafter in Germany. Launches in additional EU countries are planned in the coming months.

In addition, our partner in Japan, Maruishi, announced positive Phase 3 top-line data in January 2022. Maruishi and its sublicensee Kissei confirmed the primary endpoint was achieved in a Japanese Phase 3 clinical study (double-blind, placebo-controlled period) of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In the Phase 3 study, 178 patients were administered difelikefalin or placebo for 6 weeks followed by an open-label extension period of difelikefalin administration for 52 weeks. The primary endpoint, change in itch NRS score, and the secondary endpoint, change in itch scores of Shiratori severity criteria, were significantly improved from baseline compared to the placebo group. Difelikefalin was well-tolerated.

In September 2022, Maruishi submitted a New Drug Application in Japan for the approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. A final decision on the application is expected in the second half of 2023.

Vifor has submitted a marketing application for difelikefalin injection via the Access Consortium (which includes applications to Canada, Switzerland, Australia, and Singapore) in the second quarter of 2021. In August 2022, the product was approved in Switzerland under the brand name Kapruvia, as well as Canada and Singapore under the brand name KORSUVA. A regulatory decision in Australia is expected by the end of 2022.

Oral difelikefalin Programs

Oral difelikefalin for the Treatment of Non-Dialysis-Dependent Chronic Kidney Disease (NDD-CKD) Associated Pruritus

CKD-aP (also known as uremic pruritus) is a frequent and wearisome symptom in patients with NDD-CKD (Stage I – V). We initiated a Phase 3 program with oral difelikefalin for the treatment of pruritus in NDD-CKD, specifically in patients diagnosed with Stage IV and V advanced CKD. There are approximately 1.2 million patients diagnosed with Stage IV and V CKD in the U.S. and approximately 300,000 of these patients suffer from moderate-to-severe pruritus.

There are no FDA-approved treatment options specifically for this indication in the U.S. or Europe. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants, and other therapies with varying degrees of success. There is one product, nalfurafine (Remitch®) marketed by Toray Industries, approved to treat CKD-aP in Japan, but it is not approved in either the U.S. or Europe.

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

Patients treated with the 1 mg dosage strength of oral difelikefalin achieved the primary endpoint of statistically significant reduction in weekly mean of the daily worst itch NRS scores vs. placebo after the 12-week treatment period (-4.4 difelikefalin vs. -3.3 placebo, p=0.018). The treatment was statistically significant after two weeks of treatment and sustained through the 12-week treatment period. Regarding secondary endpoints, the proportion of patients on 1 mg tablet strength achieving a 3 point or greater improvement from baseline in the weekly mean of the daily worst itch NRS score at week 12 was 72% vs. 58% for placebo but did not achieve statistical significance. Furthermore, patients on 1 mg dosage strength showed positive improvements vs. placebo in itch quality of life endpoints as measured using self-assessment Skindex-10 and 5-D Itch scales but these did not achieve statistical significance.

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

We initiated the Phase 3 NDD CKD-aP program in the first quarter of 2022. The Phase 3 program consists of two identical trials (U.S. and global), KICK 1 and KICK 2. Each trial is expected to enroll approximately 400 patients, who will be randomized 1:1 to either oral difelikefalin 1 mg once daily or matching placebo. The study population will include adult patients suffering from moderate-to-severe pruritus with advanced CKD in Stages 4 or 5, not on dialysis. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst-itch numerical rating scale, or WI-NRS, after which patients will be re-randomized to either oral difelikefalin or placebo for 52-weeks. We expect to report top-line results in the second half of 2024.

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

We initiated a Phase 3 program for the treatment of moderate-to-severe pruritus in AD patients in the first quarter of 2022. The pivotal Phase 3 program for difelikefalin in AD will comprise two studies: KIND 1 and KIND 2 and will investigate the use of oral difelikefalin as adjunctive treatment to topical corticosteroids. The KIND 1 study will be composed of two parts: Part A and Part B.

KIND 1 and KIND 2 will be double-blind, controlled, 12-week studies with patients allowed to roll-over into open label 52-week extensions. Part A is expected to include 280 patients who will be randomized equally to four arms. At the end of the 12-week treatment period in Part A of KIND 1, we expect to have an internal data read out in the second half of 2023, which will provide key information, specifically the dose and the sample size to initiate Part B of KIND 1 and KIND 2. Part B and KIND 2 will be identical in design. They will be double-blind, controlled, 12-week studies with patients randomized 1:1 to either difelikefalin or matching placebo as adjunct treatment to topical corticosteroids. The difelikefalin dose is expected to be based on the results from Part A of KIND 1. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the WI-NRS.

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

Top-line results for both studies are expected in the first half of 2025.

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

In September 2022, we announced data from our proof-of-concept Phase 2 KOMFORT clinical trial. KOMFORT was a Phase 2 randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in 125 adult patients with NP and moderate-to-severe pruritus. Patients were randomized to receive oral difelikefalin 2 mg twice daily vs. placebo for eight weeks followed by a 4-week open-label active extension period and follow-up visit approximately 14 days after the last dose of the study drug.

KOMFORT’s primary efficacy endpoint was the change from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 8 of the treatment period. Patients treated with oral difelikefalin achieved the primary endpoint (-4.0 difelikefalin vs. -2.4 placebo, p=0.001) with statistically significant improvement observed as early as Week 1 and sustained through Week 8.

Other endpoints included a ≥4-point improvement in worst itch NRS, complete response in worst itch NRS, and safety assessments. A statistically significantly greater proportion of patients treated with oral difelikefalin achieved a ≥4-point improvement in worst itch NRS score at Week 8 vs. placebo (41% difelikefalin vs. 18% placebo, p=0.007). In addition, oral difelikefalin met the complete response endpoint, defined as a worst itch NRS score of 0 or 1 for 70% of the daily non-missing worst itch NRS scores for the week. At Week 8, a significantly greater proportion of patients receiving oral difelikefalin vs. placebo achieved a complete response (22% difelikefalin vs. 5% placebo, p<0.01).

Oral difelikefalin was generally well tolerated, with all AEs in difelikefalin-treated patients reported as mild or moderate in severity. Nausea, headache, dizziness, constipation, and increased urine output were more commonly reported in patients on difelikefalin.

We are scheduled to meet with the FDA in November 2022 to discuss next steps toward a potential pivotal program for oral difelikefalin in NP.

Oral difelikefalin for the Treatment of Chronic Liver Disease-Associated Pruritus (CLD-aP), including PBC

Pruritus develops in association with chronic liver diseases including hepatitis, liver cirrhosis, and PBC. It is estimated that approximately 6 million patients were diagnosed with CLD in 2019 in the U.S. and approximately 3 million patients received a prescription for an anti-pruritic agent. There are no FDA-approved therapies for pruritus associated with CLD, including PBC. Current antipruritic therapies, primarily antihistamines and corticosteroids as well as other therapies used off-label, are largely ineffective in treating the disease and/or can produce significant side effects.

We have been evaluating oral difelikefalin in PBC to establish a proof-of-concept in CLD-aP. It has been estimated that 70% of PBC patients experience pruritus.

In June 2019, we announced the initiation of a proof-of-concept Phase 2 trial of oral difelikefalin for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial is designed to evaluate the safety and efficacy of 1 mg of oral difelikefalin taken twice daily vs. placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint is the change from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itch NRS score at week 16.

Based on slow enrollment due primarily to COVID-19, we made a strategic decision to discontinue and unblind the proof-of-concept Phase 2 clinical trial of oral difelikefalin for the treatment of pruritus in patients with PBC. The unblinded data showed no unexpected AEs. However, the low number of patients (N=14) limits the ability to draw a meaningful conclusion regarding the efficacy (worst itch NRS change from baseline at 16 weeks: -3.8 difelikefalin vs. -3.0 placebo) of difelikefalin in this patient population. At this time, we plan to focus our resources on our nephrology and dermatology programs.

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

In May 2022, as permitted under Vifor Agreement No. 1 and the Vifor International Supply Agreement, Vifor International assigned its rights and obligations under these agreements to Vifor. Our rights and obligations under these agreements were unaffected by this assignment, and the assignment does not affect our economic rights under these agreements, nor do we expect the assignment to have a material effect on us. Throughout this Quarterly Report, unless the context requires otherwise, references to Vifor’s commercialization of KORSUVA injection pursuant to this license agreement, and our provision of KORSUVA injection under the related supply agreement, should be understood to refer to Vifor International prior to the assignment and to Vifor following the assignment, as applicable. Vifor International was acquired by CSL Limited in August 2022. The acquisition of Vifor International by CSL did not affect any of the Company’s rights or obligations pursuant to these agreements.

Vifor Fresenius Medical Care Renal Pharma Ltd., or Vifor

In May 2018, we entered into a license agreement, or Vifor Agreement No. 2, with Vifor, a joint venture between Vifor Pharma Group (now CSL Vifor Pharma Group) and Fresenius Medical Care, under which we granted Vifor a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the U.S., Japan and South Korea). We retained full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the U.S. except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where Vifor will promote KORSUVA injection under a profit-sharing arrangement. Subsequently, the remaining commercialization rights in the U.S. were assigned to Vifor by Vifor International as permitted by Vifor Agreement No. 1, as discussed above.

Upon entry into Vifor Agreement No. 2, Vifor made a non-refundable, non-creditable $50.0 million upfront payment to us and Vifor International purchased 1,174,827 shares of our common stock for $20.0 million, at a premium for the price of $17.024 per share, which represented a premium over a pre-determined average closing price of our common stock.

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, we received a $15.0 million regulatory milestone payment from Vifor under Vifor Agreement No. 2, which was recorded as license and milestone fees revenue for the nine months ended September 30, 2022.

After U.S. regulatory approval of KORSUVA injection in August 2021, we were entitled to receive a $15.0 million regulatory milestone payment which was received in October 2021, and was recorded as license and milestone fees revenue for the three and nine months ended September 30, 2021, as the variable consideration was deemed probable upon the regulatory approval in August 2021 (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

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

Vifor International was acquired by CSL Limited in August 2022. The acquisition of Vifor International by CSL did not affect any of the Company’s rights or obligations pursuant to these agreements.

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

In January 2022, Maruishi and its sublicensee Kissei confirmed the primary endpoint was achieved in a Japanese Phase 3 clinical study (double-blind, placebo-controlled period) of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In the Phase 3 study, 178 patients were administered difelikefalin injection or placebo for 6 weeks followed by an open-label extension period of difelikefalin administration for 52 weeks. The primary endpoint, change in itch NRS score, and the secondary endpoint, change in itch scores of Shiratori severity criteria, were significantly improved from baseline compared to the placebo group. Difelikefalin was well-tolerated.

In September 2022, Maruishi submitted an New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. A final decision on the application is expected in the second half of 2023.

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of September 30, 2022, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained, a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any, and tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). As of September 30, 2022, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the three months ended September 30, 2022, Enteris earned a milestone payment of $5.0 million based on the first patient dosing in a Phase 3 trial, which was subsequently paid in October 2022. The milestone payment was recorded in research and development, or R&D, expense for the three and nine months ended September 30, 2022. In June 2021, we paid a $10.0 million milestone payment to Enteris based on a successful End of Phase 2 Meeting with the FDA in April 2021, which was recorded in R&D expense for the nine months ended September 30, 2021.

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

Revenue

To date, we generate revenue primarily from (1) profit-sharing revenue following our commercial launch of KORSUVA injection in April 2022, (2) the receipt of upfront license fees and milestone payments, (3) commercial supply revenue from Vifor, and (4) clinical compound sales from certain license agreements. We expect to receive royalty revenue in the fourth quarter of 2022 in conjunction with the launch of Kapruvia in Europe, and we could receive sales-based milestones in the future in accordance with certain licensing agreements.

To date, we have earned a total of $113.3 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, and profit-sharing revenue from Vifor.

We commenced our commercial launch of KORSUVA injection for the treatment of pruritus in adult patients undergoing hemodialysis in the U.S. in April 2022 following FDA approval of KORSUVA injection in August 2021. The commercial launch of Kapruvia in the EU commenced in September 2022 in Austria and shortly thereafter in Germany. Launches in additional EU countries are planned in the coming months.

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the U.S., the number of new patients switching to KORSUVA injection, patient retention and demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. CMS expressed in its written communication to us and Vifor, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. However, there is no assurance that KORSUVA injection will be able to maintain its price established during the TDAPA period in the post-TDAPA timeframe, which could significantly impact our revenues in future periods. In June 2022, CMS issued a calendar year 2023 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services, which included a request for information, or RFI, to seek input on potential methodologies to add additional money through an add-on adjustment methodology for certain TDAPA drugs that enter the PPS in an existing functional category. The options included in the RFI, if proposed and ultimately approved through Notice and Comment Rulemaking, could result in the provision of additional payments for KORSUVA injection post-TDAPA. The rule proposal is subject to a public comment period and formal consideration by CMS. As a result, there can be no guarantee that the proposal will be approved as proposed or at all.

As of September 30, 2022, Vifor International owned 7,396,770, or 13.8%, of our common stock. Both Vifor and Vifor International are considered related parties as of September 30, 2022 and December 31, 2021 (see Note 17 of Notes to Condensed Financial Statements, Related Party Transactions, in this Quarterly Report on Form 10-Q).

Cost of Goods Sold (COGS)

Cost of goods sold includes costs related to sales of our commercial product, KORSUVA injection, to Vifor. Costs related to the sales of KORSUVA injection are generally recognized upon receipt of shipment by Vifor. Our COGS for KORSUVA injection include the cost of producing commercial product that correspond with commercial supply revenue, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability, and quality testing. The related COGS for Vifor associated with the net profit share arrangement as well as the marketing and distribution fee for the applicable period reduces our profit share revenue for the period.

In January 2022, we recorded commercial supply revenue of $2.3 million, with no associated COGS as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. In March 2022, we recorded commercial supply revenue of $2.5 million, with associated COGS of $2.1 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. During the three months ended September 30, 2022, we recorded commercial supply revenue of $3.4 million, with associated COGS of $3.1 million. We expect our COGS to increase as Vifor generates additional sales of KORSUVA injection in the future.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2022 will be higher than 2021. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical and clinical studies of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

General and Administrative (G&A)

General and administrative, or G&A, expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology, or IT, human resources, project management, alliance management, and procurement functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

We anticipate that our general and administrative expenses for 2022 will be consistent with 2021 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, and accountants. In addition, if oral difelikefalin or any future product candidate obtains regulatory approval for marketing, we may incur expenses associated with building sales and marketing, commercial operations, and market access teams.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% change	2022	2021	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Collaborative revenue	$7,443	$—	N/A	$15,446	$706	2088%
License and milestone fees	—	20,031	-100%	15,000	21,223	-29%
Commercial supply revenue	3,370	—	N/A	8,160	—	N/A
Clinical compound revenue	—	241	-100%	—	278	-100%
Total revenue	$10,813	$20,272	-47%	$38,606	$22,207	74%

Collaborative Revenue

Collaborative revenue of $7.4 million for the three months ended September 30, 2022 related to the profit-sharing revenue from Vifor’s sales of KORSUVA injection to third parties. There was no collaborative revenue for the three months ended September 30, 2021.

Collaborative revenue of $15.4 million for the nine months ended September 30, 2022 related to the profit-sharing revenue from Vifor’s sales of KORSUVA injection to third parties. Collaborative revenue of $0.7 million for the nine months ended September 30, 2021 was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

License and milestone fees revenue

There was no license and milestone fees revenue for the three months ended September 30, 2022. License and milestone fees revenue of $20.0 million for the three months ended September 30, 2021 was related to milestone payments we earned from Vifor and Vifor International that was allocated to the license and milestone fee performance obligation under Vifor Agreement No. 1 and Vifor Agreement No. 2, as the variable consideration was deemed probable upon the regulatory approval in August 2021. This included $5.0 million of the $50.0 equity milestone investment under the agreement with Vifor International.

License and milestone fees revenue of $15.0 million for the nine months ended September 30, 2022 was related to the regulatory milestone payment earned from Vifor for the approval of Kapruvia by the European Commission in April 2022. License and milestone fees revenue of $21.2 million for the nine months ended September 30, 2021 was related to milestone payments of $20.0 million we earned from Vifor and Vifor International that was allocated to the license and milestone fee performance obligation under Vifor Agreement No. 1 and Vifor Agreement No. 2, as the variable consideration was deemed probable upon the regulatory approval in August 2021, and a milestone payment of $1.2 million that we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license and milestone fee performance obligation under the Maruishi Agreement (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Commercial Supply Revenue

Commercial supply revenue of $3.4 and $8.2 million for the three and nine months ended September 30, 2022, respectively, was related to sales of KORSUVA injection to Vifor. There was no commercial supply revenue during the three and nine months ended September 30, 2021 as commercial launch began in April 2022.

Clinical compound revenue

There was no clinical compound revenue for the three and nine months ended September 30, 2022. Clinical compound revenue of $241,000 for the three months ended September 30, 2021 was related to the sale of clinical compound to Vifor. Clinical compound revenue of $278,000 for the nine months ended September 30, 2021 was related to the sale of clinical compound to Vifor for $241,000 and to Maruishi for $37,000.

Cost of Goods Sold (COGS)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% change	2022	2021	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Cost of Goods Sold	$3,055	$—	N/A	$5,136	$—	N/A

Cost of goods sold of $3.1 million and $5.1 million for the three and nine months ended September 30, 2022 was related to commercial supply revenue for KORSUVA injection sales to Vifor. There were no COGS during the three and nine months ended September 30, 2021, as commercialization of KORSUVA injection began in April 2022.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% change	2022	2021	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$10,181	$6,264	63%	$32,613	$22,983	42%
Consultant services in support of clinical trials	1,710	1,296	32%	4,380	3,526	24%
Stock-based compensation	1,919	2,262	-15%	5,945	6,322	-6%
Depreciation and amortization	30	31	-3%	91	93	-2%
Other R&D operating expenses	10,851	5,661	92%	22,840	26,946	-15%
Total R&D expense	$24,691	$15,514	59%	$65,869	$59,870	10%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $5.8 million, mainly from increases in clinical trial spend related to our two oral difelikefalin Phase 3 programs. These increases were partially offset by decreases of $2.0 million, mainly from the Phase 2 efficacy trial for pruritus associated with AD-aP. The increase in other R&D operating expenses primarily resulted from the recognition of a $5.0 million milestone payment due to Enteris during the three months ended September 30, 2022.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $13.1 million, mainly from increases in clinical trial spend related to our two oral difelikefalin Phase 3 programs, and other general costs associated with our oral programs. These increases were partially offset by decreases of $3.6 million, mainly from the Phase 2 efficacy trial for pruritus associated with AD-aP. The decrease in other R&D operating expenses primarily resulted from the recognition of a $5.0 million milestone payment due to Enteris during the 2022 period as compared to the recognition of a $10.0 million milestone payment due to Enteris during the 2021 period, partially offset by increases in payroll related costs.

The following table summarizes our R&D expenses by programs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% change	2022	2021	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$1,254	$1,296	-3%	$6,057	$6,672	-9%
Oral difelikefalin - Pruritus	10,611	6,217	71%	31,110	19,671	58%
Other	—	1	-100%	—	18	-100%
Internal research and development expenses/milestone payments[1]	12,826	8,000	60%	28,702	33,509	-14%
Total research and development expenses	$24,691	$15,514	59%	$65,869	$59,870	10%

_______________________________

1 Includes a milestone payment of $5.0 million earned by Enteris for the three and nine months ended September 30, 2012, based on the first patient dosing in a Phase 3 trial, and a milestone payment of $10.0 million earned by Enteris for the nine months ended September 30, 2021, based on a successful End of Phase 2 Meeting with the FDA in April 2021.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% change	2022	2021	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,364	$1,042	31%	$4,768	$3,277	46%
Stock-based compensation	1,656	2,131	-22%	7,988	5,679	41%
Depreciation and amortization	32	31	4%	96	93	4%
Other G&A operating expenses	3,860	2,678	44%	10,977	8,849	24%
Total G&A expense	$6,912	$5,882	18%	$23,829	$17,898	33%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the increase in professional fees and public/investor relations expenses was primarily the result of an increase in accounting and auditing fees for the period. The decrease in stock-based compensation expense was primarily related to the ending of the consulting period of our former CEO on June 30, 2022 which resulted in the full vesting of his modified awards during the second quarter of 2022. The increase in other G&A operating expenses was primarily the result of increases in payroll related costs.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the increase in professional fees and public/investor relations expenses was primarily the result of an increase in consultants’ costs, and accounting and auditing fees for the period. The increase in stock-based compensation expense was primarily related to the modification of our former CEO’s equity awards in November 2021 resulting in additional compensation expense of approximately $2.6 million during the nine months ended September 30, 2022 for the continuation of the consulting period through June 30, 2022. The increase in other G&A operating expenses was primarily the result of increases in payroll related costs.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% change	2022	2021	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$665	$111	500%	$1,093	$502	118%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the three months ended September 30, 2022 and a decrease in net amortization of available-for-sale marketable securities during the three months ended September 30, 2022.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the nine months ended September 30, 2022.

Income Taxes

Because our revenue in 2020 exceeded $70.0 million, we were not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the three and nine months ended September 30, 2021. As of September 30, 2022, we did not qualify to receive a refund of the 2022 credit, therefore no receivable or benefit from income taxes was recorded for the 2022 credit during the three and nine months ended September 30, 2022.

We recognized a full valuation allowance against deferred tax assets at September 30, 2022 and December 31, 2021. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for each of the three and nine months ended September 30, 2022 and 2021.

Capital Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, and clinical costs related to the oral difelikefalin program.

As of September 30, 2022, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of September 30, 2022, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements
	Total	Less than 1 Year	1-2 Years

	Dollar amounts in thousands
Operating lease obligations(1)	$2,486	$1,983	$503
Manufacturing purchase obligations(2)	14,154	14,154	—
Other obligations(3)	408	—	408
Total	$17,048	$16,137	$911
(1)	Operating lease obligations relate to our Stamford operating leases entered into in December 2015 and amended in June 2020 and continue through December 2023. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our operating lease obligations.
(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through 2023. We expect the majority of this capacity reservation will be reimbursed in accordance with the supply agreement with Vifor. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit under our leases for office space in Stamford, Connecticut. See Note 6 of Notes to Condensed Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases.

As we anticipate revenue increasing in the short-term and long-term with the commercialization of KORSUVA injection and Kapruvia, our costs of manufacturing will also increase.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success. During the three months ended September 30, 2022, Enteris earned a $5.0 million milestone payment, which was subsequently paid in October 2022, and was included within accounts payable and accrued expenses on our condensed balance sheet as of September 30, 2022. As a result, there were no future payments that were considered cash requirements in the table above as of September 30, 2022. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our Enteris License Agreement.

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $23.2 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $55.1 million for each of the nine months ended September 30, 2022 and 2021. As of September 30, 2022, we had an accumulated deficit of $535.9 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we and our partner Vifor expand the commercial launch of KORSUVA injection and to develop and seek marketing approval for oral difelikefalin. However, we will not incur any material commercial costs on KORSUVA injection due to the licensing agreement with Vifor. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with Vifor, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase as we:

●	continue the development of oral difelikefalin for pruritus associated with AD, NDD-CKD, and NP;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

A change in the outcome of any of these variables with respect to the development of I.V. difelikefalin, oral difelikefalin or any of our future product candidates would significantly change the costs and timing associated with the development of that product candidate. Further, the timing of any of the above may be impacted by the COVID-19 pandemic, introducing additional uncertainty.

Although commercial launch of KORSUVA injection began in the U.S. in April 2022, and commercial launch of Kapruvia in the EU commenced in September 2022 in Austria and shortly thereafter in Germany, launches in additional EU countries are planned in the coming months. Our other product candidates are still in clinical development and since the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization of KORSUVA injection and Kapruvia and the development and commercialization of our other product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with Vifor, Maruishi and CKDP.

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to and volatility in the credit and equity markets in the U.S. and worldwide resulting from the COVID-19 pandemic and its variants and geopolitical tensions, such as Russia’s incursion into Ukraine, which resulted in a global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $881.1 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $248.1 million under our license and supply agreements, primarily with Vifor, Vifor International, Maruishi, CKDP, and an earlier product candidate for which development efforts ceased in 2007; (4) net profit-sharing revenue of $15.4 million from sales of KORSUVA injection to third parties by Vifor; and (5) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with Vifor and Vifor International (see Note 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the nine months ended September 30, 2022.

Under Vifor Agreement No. 1, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from Vifor International in exchange for the issuance of 3,282,391 shares of our common stock to Vifor International as a result of the regulatory approval of KORSUVA injection in August 2021. As of September 30, 2022, we have received $50.0 million of regulatory milestones from Vifor International.

Under Vifor Agreement No. 2, we are eligible to receive commercial milestone payments in the aggregate of up to $440.0 million, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. In June 2022, we received a $15.0 million milestone payment from Vifor as a result of the regulatory approval of Kapruvia by the European Commission in April 2022. In October 2021, we received a $15.0 million milestone payment from Vifor as a result of the regulatory approval of KORSUVA injection in August 2021. As of September 30, 2022, we have received $30.0 million of regulatory milestones from Vifor.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing difelikefalin in Japan, if any, and share in any sub-license fees. In May 2021, we received a $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan in January 2021. As of September 30, 2022, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestone from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees. As of September 30, 2022, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received under the CKDP Agreement.

In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. CMS expressed in its written communication to us and Vifor, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. Commercial launch of KORSUVA injection commenced in April 2022 and we began recording associated profit-sharing revenues in the second quarter of 2022. As a result of the European Commission’s approval of Kapruvia in April 2022, the commercial launch of Kapruvia in the EU commenced in September 2022 in Austria and shortly thereafter in Germany and launches in additional EU countries are planned in the coming months.

Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and oral difelikefalin development activities and successful commercialization of KORSUVA injection. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

We expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating plan into the first half of 2024. This guidance assumes KORSUVA injection revenue profit share contribution consistent with what we have reported for the quarter ended September 30, 2022. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	Dollar amounts in thousands
Net cash used in operating activities	$(55,220)	$(58,842)
Net cash provided by investing activities	84,284	48,830
Net cash provided by financing activities	289	1,320
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,353	$(8,692)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of a net loss of $55.1 million and a $15.8 million cash outflow from net changes in operating assets and liabilities, partially offset by a $15.7 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of an increase in prepaid expenses of $16.0 million, primarily related to an increase in prepaid clinical costs, an increase of $9.6 million in accounts receivable, net – related party relating to amounts due from Vifor from our profit sharing arrangements governing KORSUVA injection sales in the U.S. and for commercial supply of KORSUVA injection to Vifor, and a cash outflow of $1.3 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by cash inflows of $10.5 million from an increase in accounts payable and accrued expenses and a decrease of $0.7 million of inventory, net. Net non-cash charges primarily consisted of stock-based compensation expense of $13.9 million, which includes incremental expense of $2.6 million related to the modification of our former CEO’s equity awards in 2021 through the end of the consulting period on June 30, 2022, the amortization expense component of lease expense of $1.1 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.5 million.

Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of a net loss of $55.1 million and a $17.4 million cash outflow from net changes in operating assets and liabilities, partially offset by a $13.6 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a $19.8 million increase in other receivables related to the milestone payments due from Vifor and Vifor International, a cash outflow of $3.1 million from a decrease in accounts payable and accrued expenses, and a cash outflow of $1.2 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by a decrease in prepaid expenses of $5.8 million, primarily related to an decrease in prepaid clinical costs, and a cash inflow of $0.8 million due to a decrease in income tax receivable. Net non-cash charges primarily consisted of stock-based compensation expense of $12.0 million, the amortization expense component of lease expense of $1.0 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.6 million.

Net cash provided by investing activities

Net cash provided by investing activities was $84.3 million for the nine months ended September 30, 2022, which primarily included cash inflows of $162.2 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $77.9 million for the purchases of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 consisted of proceeds of $0.3 million and $1.3 million, respectively, received from the exercise of stock options.

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

During the three months ended September 30, 2022, there were no significant changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, other than our net profit-sharing revenue from the sale of KORSUVA injection to third parties in the U.S. by Vifor. This estimate is subject to uncertainty because we are dependent on Vifor for timely and accurate information regarding the net revenues from sales of KORSUVA injection in the U.S. in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20, or ASC 606, to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the profit share arrangement at a given point in time, we could be required to record adjustments in future periods (see Note 2 of Notes to Condensed Financial Statements, Basis of Presentation, in this Quarterly Report on Form 10-Q).

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2022, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of September 30, 2022, we had invested $136.7 million of our cash reserves in such marketable securities. Those marketable securities included $136.7 million of investment grade debt instruments with a yield of approximately 1.86% and maturities through November 2024. As of December 31, 2021, we had invested $223.3 million of our cash reserves in such marketable securities. Those marketable securities included $223.3 million of investment grade debt instruments with a yield of approximately 0.28% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of September 30, 2022 and December 31, 2021, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. For the three and nine months ended September 30, 2022 and 2021, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of September 30, 2022, we had $9.6 million in Accounts receivable, net - related party relating to our profit-sharing revenue earned from sales of KORSUVA injection in the U.S. by Vifor and commercial supply of KORSUVA injection to Vifor during the three months ended September 30, 2022. We did not identify any credit risks associated with our licensing partner Vifor during the three months ended September 30, 2022. As a result, we had an insignificant allowance for credit losses as of September 30, 2022. As of December 31, 2021, we did not have a material balance of receivables.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Legal and Compliance Matters

If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for KORSUVA injection or Kapruvia or any of our other current or future product candidates, if any, or if providers choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both U.S. and international markets, sales of KORSUVA injection, Kapruvia and our future products (if approved) will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In the U.S., KORSUVA injection for the treatment of pruritus in adult hemodialysis patients is expected to be designated as a component of the government’s bundled reimbursement for end stage renal disease treatment after the expiration of the TDAPA period.

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

Third-party payers, whether U.S. or international, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and international markets. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have a negative effect on our business, results of operations, financial condition and prospects.

Risks Related to Employee Matters and Managing Growth

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting and we have also been required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis as a large accelerated filer. However, based on our public float as of June 30, 2022, we expect to qualify as a non-accelerated filer at the end of this year, which would allow us to forgo the auditor attestation requirement for the fiscal year ending December 31, 2022. However, we have determined to voluntarily comply with the auditor attestation requirement for the fiscal year ended December 31, 2022.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, beginning in April 2022, we began recognizing profit-sharing revenue from the sale of KORSUVA injection in the U.S. by Vifor under ASC 606. We are dependent on Vifor for timely and accurate information regarding the net revenues from sales of KORSUVA injection in the U.S. in accordance with ASC 606 to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the profit share arrangement at a given point in time, we could be required to record adjustments in future periods. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present additional areas of risk, including cyber, privacy and productivity risks, and we are carefully monitoring any impact to our internal controls and procedures.

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

CARA THERAPEUTICS, INC.

Date: November 7, 2022	By	/s/ CHRISTOPHER POSNER
Christopher Posner
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 7, 2022	By	/s/ RYAN MAYNARD
Ryan Maynard
Chief Financial Officer
(Principal Financial and Accounting Officer)