Form 10-K
period 2022-12-31
Cara Therapeutics, Inc.
filed 2023-03-06
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36279

CARA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3175693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Stamford Plaza 107 Elm Street, 9th Floor Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 406-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CARA	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
		Smaller Reporting Company	☒
Non-accelerated filer	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes  ☐    No  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the Nasdaq Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $416,562,477. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2022 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 2, 2023 was 53,943,353.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARA THERAPEUTICS, INC.

2022 ANNUAL REPORT ON FORM 10-K

PART I

In this Annual Report on Form 10-K, the terms “we,” “us” and “our” refer to Cara Therapeutics, Inc. Also, in this Annual Report, unless the context otherwise requires, we use the term “CSL Vifor” to refer to CSL Vifor and its affiliated entities, including where applicable, the joint venture between CSL Vifor and Fresenius Medical Care with which we are a party to two collaborations for the commercialization of KORSUVA (difelikefalin) injection.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ability to successfully commercialize KORSUVA® (difelikefalin) injection, or KORSUVA injection, our difelikefalin injection product which was granted marketing authorization in the United States, Canada, Australia, and Singapore, or Kapruvia® (difelikefalin), which was granted marketing authorization in the European Union, or the EU, the United Kingdom, or the UK, and Switzerland, or to execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to pursue regulatory submissions or obtain regulatory approvals for difelikefalin injection in any additional territories including receiving a positive outcome on the ongoing regulatory review in Japan;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection or Kapruvia in markets around the world;
●	the potential approval of the U.S. Centers for Medicare & Medicaid Services, or CMS’s, end-stage renal disease, or ESRD, Prospective Payment System, or PPS, proposed rule to update Medicare payment policies and rates for renal dialysis services;
●	the performance of our current and future collaborators and licensees, including CSL Vifor, a business formed as a result of CSL Limited’s acquisition of Vifor Pharma AG in August 2022, Vifor Fresenius Medical Care Renal Pharma Ltd. (CSL Vifor’s joint venture with Fresenius Medical Care), Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Winhealth Pharma and Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	risks that KORSUVA injection and Kapruvia revenues, expenses and costs may not be as expected;
●	the performance of third-party manufacturers, clinical research organizations, or CROs, and other vendors;

●	risks relating to KORSUVA injection’s and Kapruvia’s market acceptance, competition, reimbursement and regulatory actions;
●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, pruritus associated with atopic dermatitis, or AD-aP, and pruritus associated with notalgia paresthetica, or NP, markets;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for oral difelikefalin in non-dialysis dependent advanced chronic kidney disease, or NDD-CKD, AD-aP, or NP;
●	our plans to develop and commercialize oral difelikefalin and any future indication or product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the rate and degree of market acceptance of any other future approved indications or products;
●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved indications or products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on CSL Vifor for timely and accurate information;
●	the success of competing drugs that are or may become available; and

●	the potential effects of the COVID-19 pandemic, geopolitical tensions and macroeconomic conditions on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection and Kapruvia.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are substantially dependent on the success of our product and product candidates. If we are unable to successfully complete clinical development, obtain regulatory approvals and successfully commercialize our products and product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	We rely, and expect to continue to rely, on third parties to conduct our preclinical and clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	If the manufacturers upon whom we rely fail to produce our products or product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
●	Even if we obtain additional regulatory approvals for our product candidates, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.
●	If we or our collaborators are unable to establish sufficient and effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our products and product candidates, if they are approved, we may be unable to generate product revenues.
●	Any collaboration arrangements that we are a party to, such as our collaboration with CSL Vifor, or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
●	We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research and development organizations. Our operating results will suffer if we fail to compete effectively.

●	To the extent that KORSUVA injection, or Kapruvia, or our product candidates, if approved, do not achieve broad market acceptance, the revenues that we generate from their respective sales will be limited.
●	Our business, operations and clinical development and regulatory timelines and plans have been, and could continue to be, adversely affected by the effects of health epidemics, including the COVID-19 pandemic.
●	The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.
●	For our approved products, KORSUVA injection and Kapruvia, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions or market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	Our approved products, including KORSUVA injection and Kapruvia, may have undesirable side effects that may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales. Further, our product candidates may have serious adverse events or undesirable side effects that may limit dosing during development, or delay or prevent regulatory or marketing approval.
●	If we experience continuous delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	We have incurred significant losses since inception, and we anticipate that we may incur losses in the foreseeable future. Our first commercial product was only recently approved, and we may never achieve profitability.
●	We are dependent on third parties to decide to utilize KORSUVA injection and Kapruvia and to make them readily available at the point of care throughout their dialysis centers or hospitals.
●	We rely on third parties to perform many essential services for KORSUVA injection and Kapruvia and may do so in the future for any products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to successfully commercialize KORSUVA injection, Kapruvia, or any other product candidate, will be significantly impacted and we may be subject to regulatory sanctions.
●	We are dependent on our collaboration agreements for certain revenues, and if our commercial partners do not perform their obligations under such agreements, we could lose revenues.
●	If the government or other third-party payers fail to provide coverage and adequate reimbursement and payment rates for KORSUVA injection, Kapruvia, or any of our other current or future product candidates, if any, or if providers choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

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

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our KORSUVA injection is the first and only FDA approved treatment for moderate-to-severe pruritus associated with chronic kidney disease, or CKD, in adults undergoing hemodialysis. We are developing an oral formulation of difelikefalin and have initiated Phase 3 programs for the treatment of pruritus in patients with NDD-CKD, and atopic dermatitis, or AD. We have also initiated a Phase 2/3 program of oral difelikefalin for the treatment of moderate-to-severe pruritus in patients with NP.

Chronic Pruritus – Overview of the Unmet Need

Pruritus, or itch, is defined as an unpleasant sensation that provokes the desire to scratch, which can range from a mild annoyance to an intractable, disabling condition. Chronic pruritus is a significant unmet need with few if any robustly efficacious or pruritus-specific treatment options. Overall, about one in every eight people globally suffer from chronic pruritus. The condition is often under-reported by patients and therefore under-treated by providers. The result is a significant and sometimes disabling impact on patients’ quality of life.

Chronic pruritus occurs in primarily three broad disease categories: systemic diseases, dermatologic diseases, and neurologic diseases. Numerous diseases fall into each of these categories, with each of them having pruritus as a key symptomatic feature.

Systemic diseases with associated pruritus include endocrine and metabolic diseases such as CKD and chronic liver disease like PBC, infectious diseases, hematologic and lymphoproliferative diseases, visceral neoplasms, and drug-induced pruritus.

Dermatologic diseases with associated pruritus include inflammatory dermatoses – such as AD, infectious dermatoses, autoimmune dermatoses, neoplasms, genodermatoses, and dermatoses of pregnancy.

Neurologic diseases associated with pruritus include NP, brachioradial pruritus and post-herpetic neuralgia.

Each one of these disease categories has potential as an area of exploration for our lead compound, difelikefalin. The unaddressed unmet need remains substantial. According to a study we conducted with IQVIA utilizing medical claims data from 2019, or the IQVIA study, approximately 23 million patients were diagnosed with diseases associated with chronic pruritus and received a prescription for an anti-pruritic agent such as corticosteroids, antihistamines, select antidepressants, counterirritants, bile acid sequestrants, rifampin, narcotic antagonists, and partial agonists, topical immunomodulators or gabapentin.

Role of Difelikefalin in Chronic Pruritus

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

Our novel compound, difelikefalin, is a highly selective, predominantly peripherally acting KOR agonist. Its design includes specific characteristics that limit entry into the CNS. As a KOR agonist, difelikefalin’s mechanism of action turns off the itch sensation by acting on the peripheral neurons responsible for sensing pruritus. In other words, difelikefalin disrupts the itch sensation of chronic pruritus at the nerve level. In addition, difelikefalin acts on KORs expressed on a range of activated immune cells to subsequently block the release of pruritogenic cytokines. A central hypothesis driving our development work is that by acting on peripheral nerves that sense pruritus, difelikefalin may be able to address pruritus regardless of the underlying disease.

Our Strategy

Our mission is to become the leader in the treatment of chronic pruritus and transform the way pruritus is treated to improve the quality of life for millions of people who suffer from this condition.

Our goal is to maximize the potential and utility of our unique compound, difelikefalin, a selective KOR agonist for the treatment chronic pruritus, across our two core franchises, nephrology and medical dermatology. We believe this will drive both near and long-term growth and create significant value for all our stakeholders. To achieve our goal, we are pursuing the following strategies:

●	Expanding our Nephrology Franchise by optimizing the commercial potential of KORSUVA injection and developing oral difelikefalin for the treatment of pruritus in earlier stages of chronic kidney disease:

Our Nephrology Franchise is anchored in our lead product, KORSUVA injection, the first and only FDA approved treatment for moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis. We estimate the addressable patient population to be around 200,000 patients in the United States alone with similar size patient pools in other regions around the world.  KORSUVA injection is a global brand with additional approvals in the EU, UK, Switzerland, Canada, Australia, Singapore, and the United Arab Emirates, or UAE, using the trade name Kapruvia in some of these countries. Our partner CSL Vifor is leading the commercialization of KORSUVA injection in all countries except Japan and South Korea with the goal to educate providers and patients on the unmet medical need and drive utilization of KORSUVA injection thereby maximizing its commercial potential.

Our intent is to build upon our existing KORSUVA injection approval and expand the utility of difelikefalin by moving to earlier stage CKD patients with the oral formulation. In 2022, we initiated a Phase 3 program in advanced CKD stages IV-V for patients who are not on dialysis. Like in the dialysis setting, there are no approved therapies and expanding to this population will roughly double our addressable market if oral difelikefalin is approved for this indication.

●	Building a Medical Dermatology Franchise by executing our late stage clinical programs in Atopic Dermatitis and Notalgia Paresthetica:

Our Dermatology Franchise is focused on developing oral difelikefalin in pruritus associated with AD and NP, two complementary indications with the same medical dermatology call point.

AD is the most common of the inflammatory dermatologic conditions and pruritus is the primary symptom. The vast majority of patients have mild-to-moderate disease and many of them suffer from moderate-to-severe pruritus. We estimate this itch-dominant population to represent roughly 3 million patients. Most of these patients receive topical steroids to address the inflammation but there are no approved systemic therapies to target pruritus. In 2022, we initiated a Phase 3 program in this population with the goal to develop the first systemic, symptomatic therapy focused on pruritus in AD.

NP is a neuropathic disorder that is characterized by significant pruritus in the upper back.  We estimate that approximately 650,000 patients with NP are currently in the care of a provider. Like the other indications we are pursuing, there is a significant unmet need as there are no approved therapies to treat NP.  We recently initiated a Phase 2/3 program with the intent to develop the first treatment indicated for pruritus associated with this underdiagnosed and undertreated condition.

We believe our strategy, which is anchored in the clinical profile and benefit of difelikefalin seen in our trials to date, will maximize the potential of our difelikefalin and lead to sustainable, long-term growth for our company.

Our Product Portfolio

Program	Product Candidate	Primary Indication	Status	Commercialization Rights
Pruritus	KORSUVA (difelikefalin) injection	Pruritus CKD - Hemodialysis

• FDA approved in August 2021
• TDAPA designation granted in December 2021 by CMS, effective April 2022
• EMA MAA approved in April 2022 (Kapruvia)
• UK MAA approved in April 2022 (Kapruvia)
• Switzerland (Kapruvia), Canada (KORSUVA) and Singapore (KORSUVA) MAAs approved in August 2022
• Australia (KORSUVA) approved in November 2022
• Japan New Drug Application filed in September 2022
• U.S. commercial launch commenced in April 2022
• EU commercial launch commenced in third quarter of 2022

CSL Vifor (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral difelikefalin	Pruritus AD-aP	• Phase 3 program initiated in first quarter of 2022	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral difelikefalin	Pruritus NDD-CKD	• Phase 3 program initiated in first quarter of 2022	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral difelikefalin	Pruritus NP	• Phase 2 trial reported in second quarter of 2022 • Phase 2/3 program initiated in first quarter of 2023	Cara (Worldwide, other than South Korea); CKDP (South Korea)

Our Nephrology Franchise

KORSUVA (difelikefalin) injection – Our Commercial Product

Overview

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. In December 2021, CMS granted Transition Drug Add-on Payment Adjustment, or TDAPA, to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). For the year ended December 31, 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $35.0 million and we recorded associated collaborative revenue of $16.6 million which represented our share of the profit from these sales.

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, and Denmark have commenced and we expect the remaining EU countries to launch in 2023. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as in Singapore and Canada under the brand name KORSUVA. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. For the year ended December 31, 2022, we recorded royalty revenue of approximately $72,000 which represented our royalties on net sales of Kapruvia in Europe.

In addition, our partner in Japan, Maruishi, announced positive Phase 3 top-line data in January 2022. Maruishi and its sublicensee Kissei confirmed the primary endpoint was achieved in a Japanese Phase 3 clinical study (double-blind, placebo-controlled period) of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In the Phase 3 study, 178 patients were administered difelikefalin or placebo for 6 weeks followed by an open-label extension period of difelikefalin administration for 52 weeks. The primary endpoint, change in itch numerical rating scale, or NRS, and the secondary endpoint, change in itch scores of Shiratori severity criteria, were significantly improved from baseline compared to the placebo group. Difelikefalin was well-tolerated.

In September 2022, Maruishi submitted a New Drug Application in Japan for the approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. A final decision on the application is expected in the second half of 2023.

In January 2023, Vifor Fresenius Medical Care Renal Pharma Ltd. and Winhealth Pharma signed a long-term exclusive licensing agreement for the co-development and commercialization of KORSUVA injection for the treatment of moderate-to-severe pruritus in adult patients undergoing hemodialysis in China.

Pruritus in CKD in Adults on Dialysis:

CKD is a clinical condition wherein progressive kidney damage leads to an impairment of kidney function over time. Primary risk factors culminating into CKD include diabetes, hypertension, cardiovascular disease, or hereditary renal disease. Early-stage disease is generally associated with few mild clinical manifestations; however, CKD can progress to kidney failure or ESRD which is fatal without dialysis or transplantation. According to the National Kidney Foundation, ESRD is estimated to affect approximately 750,000 individuals per year in the United States, of which approximately 500,000 patients undergo regular dialysis.

Chronic pruritus is one of the many comorbidities of CKD in patients undergoing dialysis, characterized by a highly unpleasant and irritating sensation that triggers an urge to scratch the skin. CKD-aP adversely affects patient quality of life and can result in infections, sleep-deprivation, depression, and even increased risk of mortality.

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

Summary of the Clinical Results for KORSUVA injection/Kapruvia:

KORSUVA injection was approved by the FDA on August 23, 2021 and is the first and only product approved for the treatment of moderate-to-severe pruritus associated with CKD in adult patients undergoing hemodialysis in the United States.

It was approved based on the NDA filing that was supported by positive data from two pivotal Phase 3 trials – KALMTM-1, conducted in the United States, and KALM-2 conducted globally, as well as supportive data from an additional 32 clinical studies. KORSUVA injection was found to be generally well tolerated in the pivotal studies highlighted below.

In April 2020, we announced positive top-line results from the double blinded KALM-2 pivotal Phase 3 trial of KORSUVA injection in hemodialysis patients with moderate-to-severe CKD-aP. The study met the primary efficacy endpoint with 54% of the patients receiving 0.5 mcg/kg of KORSUVA injection vs. 42% of patients receiving placebo achieving at least a three-point improvement from baseline with respect to the weekly mean of the daily 24-hour worst itch intensity NRS at week 12 (p= 0.02). The study also met the key secondary endpoint with 41% of patients receiving KORSUVA injection achieving a four-point or greater improvement from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 12 vs. 28% for patients receiving placebo (p= 0.01). In this trial, KORSUVA injection was generally well-tolerated with a safety profile consistent with that seen in KALM-1 and the KORSUVA clinical program in patients with CKD-aP.

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

KORSUVA Injection U.S. Launch Progress

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, large dialysis organizations, or LDOs, came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. Specifically, Fresenius placed large orders to drive the trial and adoption of KORSUVA injection across its entire network of clinics. In the third quarter of 2022, CSL Vifor also contracted the sales force of Fresenius Renal Pharmaceuticals, a division of Fresenius Medical Care North America, to complement CSL Vifor’s sales force in selling into Fresenius clinics in the United States. After the initial inventory building at both the wholesaler and certain clinics (primarily, Fresenius), we have started to see shipments to dialysis organizations reflect true end-user demand versus the stocking activity seen in prior quarters.

KORSUVA Injection and Kapruvia Revenue and Other Metrics

We generate revenue from our lead products KORSUVA injection and Kapruvia primarily through our collaboration agreements with CSL Vifor:

●	Collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States. For the year ended December 31, 2022, we recorded collaborative revenue of approximately $16.6 million related to our share of the profit.

●	Commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers. For the year ended December 31, 2022, we recorded commercial supply revenue of approximately $10.2 million.
●	Royalty revenue in conjunction with the launch of Kapruvia in Europe. For the year ended December 31, 2022, we recorded royalty revenue of approximately $72,000.
●	Sales-based milestone payments, which could be earned in the future in accordance with certain licensing agreements. For the year ended December 31, 2022, we did not record any sales-based milestone revenue.

There are metrics that we have reported in the past and intend to continue to report in the future, including:

●	Net sales of KORSUVA injection in the United States. This amount is the net sales amount recorded by CSL Vifor to reflect shipments of KORSUVA injection vials from CSL Vifor to wholesalers. For the year ended December 31, 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $35.0 million.
●	Our share of profit from KORSUVA injection that we record as collaborative revenue. For the year ended December 31, 2022, we recorded collaborative revenue of approximately $16.6 million related to our share of the profit.
●	Shipments of KORSUVA injection vials from wholesalers to the dialysis clinics. For the year ended December 31, 2022, 207,096 KORSUVA injection vials were shipped from wholesalers to the dialysis clinics.

Oral Difelikefalin in Non-Dialysis-Dependent Chronic Kidney Disease (NDD-CKD) Associated Pruritus

CKD-aP is a frequent and wearisome symptom in patients with NDD-CKD. We initiated a Phase 3 program with oral difelikefalin for the treatment of pruritus in NDD-CKD, specifically in patients diagnosed with Stage IV and V advanced CKD. There are approximately 1.2 million patients diagnosed with Stage IV and V CKD in the United States and approximately 300,000 of these patients suffer from moderate-to-severe pruritus.

There are no FDA-approved treatment options specifically for this indication in the United States or Europe. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants, and other therapies with varying degrees of success. There is one product, nalfurafine (Remitch®) marketed by Toray Industries, approved to treat CKD-aP in Japan, but it is not approved in either the United States or Europe.

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

Patients treated with the 1 mg dosage strength of oral difelikefalin achieved the primary endpoint of statistically significant reduction in weekly mean of the daily worst itch NRS scores vs. placebo after the 12-week treatment period (-4.4 difelikefalin vs. -3.3 placebo, p=0.018). The treatment was statistically significant after two weeks of treatment with sustained benefit through the 12-week treatment period. Regarding secondary endpoints, the proportion of patients on 1 mg tablet strength achieving a 3 point or greater improvement from baseline in the weekly mean of the daily worst itch NRS score at week 12 was 72% vs. 58% for placebo but did not achieve statistical significance. Furthermore, patients on 1 mg dosage strength showed positive improvements vs. placebo in itch quality of life endpoints as measured by the self-assessment Skindex-10 and 5-D Itch scales but this did not achieve statistical significance.

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

In April 2021, we held an End of Phase 2 Meeting with the FDA to discuss the results of the Phase 2 trial of oral difelikefalin in NDD-CKD and the potential Phase 3 program. The FDA indicated the acceptability of Stage V pre-dialysis CKD patients as a viable patient population for a program. In November 2021, the FDA provided written guidance indicating the patient population can be expanded to include the group of Stage IV pre-dialysis patients with advanced CKD in a registration program consisting of two pivotal Phase 3 clinical trials.

In the first quarter of 2022, we initiated the Phase 3 NDD-CKD program. The Phase 3 program consists of two identical trials (U.S. and global), KICK 1 and KICK 2. Each trial is expected to enroll approximately 400 patients, who will be randomized 1:1 to either oral difelikefalin 1 mg once daily or matching placebo. The study population will include adult patients suffering from moderate-to-severe pruritus with advanced CKD in Stages IV or V, not on dialysis. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst-itch NRS after which patients will be re-randomized to either oral difelikefalin or placebo for 52-weeks. We expect to report top-line results from this program in the second half of 2024.

Our Dermatology Franchise

Atopic Dermatitis and Associated Pruritus

AD is a chronic, pruritic inflammatory dermatosis that affects up to 25% of children and 2% to 5% of adults. Chronic pruritus is one of the defining features of AD. The itch is so common in AD that AD is often described as the itch that rashes. The point prevalence of chronic pruritus ranges between 87% to 100% in AD. According to a study published in Allergy in 2018, the point prevalence in adults in the United States is 4.9%, or approximately 12 million adults. Both quality of life and psychosocial well-being are known to negatively correlate with itch severity. The associated psychosocial morbidity of this distressing symptom includes sleep disruption, depression, agitation, anxiety, altered eating habits, reduced self-esteem and difficulty concentrating.

AD patients can be segmented into groups based on the severity of their skin lesions as well as the severity of their itch. In a study published in Annals of Allergy, Asthma Immunology in 2021, it was found that nearly 25% of AD patients had mild-to-moderate lesions but still had severe pruritus. This “itch dominant” AD phenotype has a significant unmet medical need as their skin lesions have been controlled, but their severe itch has persisted. Most times, these patients have tried available agents (i.e., topical therapies, including corticosteroids, antihistamines) to control pruritus related to their AD unsuccessfully resulting in a significant patient population that needs a systemic agent for pruritus relief.

Oral difelikefalin for the Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

In April 2021, we announced top-line data from our Phase 2 KARE clinical trial. The KARE Phase 2 trial was a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in 401 adult subjects with AD-aP. KARE enrolled 64% of patients characterized as mild-to-moderate AD (Body Surface Area, or BSA, <10%) and 36% as moderate-to-severe AD (BSA>10%). Subjects were randomized to three dosage strengths of oral difelikefalin: 0.25 mg, 0.5 mg and 1 mg taken twice daily (BID) vs. matching placebo for 12 weeks followed by 4 weeks of an open-label active extension phase. A prespecified interim conditional power assessment was conducted after approximately 50% of the originally targeted patient number completed the 12-week treatment period. Based on the Independent Data Monitoring Committee’s recommendation, the sample size for each of the 0.5 mg dose and placebo groups were increased, taking the total trial size up by 28%.

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

In the first quarter of 2022, we initiated a Phase 3 program for the treatment of moderate-to-severe pruritus in AD patients. The pivotal Phase 3 program for difelikefalin in AD comprises two studies: KIND 1 and KIND 2 and will investigate the use of oral difelikefalin as adjunctive treatment to topical corticosteroids. The KIND 1 study will be composed of two parts: Part A and Part B.

KIND 1 and KIND 2 will be double-blind, controlled, 12-week studies with patients allowed to roll-over into open label 52-week extensions. Part A of KIND 1, the dose finding portion of the trial, is expected to include 280 patients who will be randomized equally to four arms (0.25 mg BID + TCS, 0.5 mg BID + TCS, placebo BID + TCS, placebo BID + vehicle). At the end of the 12-week treatment period in Part A of KIND 1, we expect to have an internal data read out targeted for the second half of 2023. This readout will provide key information, specifically the dose and the sample size to initiate Part B of KIND 1 and KIND 2. Part B and KIND 2 will be identical in design. They will be double-blind, controlled, 12-week studies with patients randomized 1:1 to either difelikefalin or matching placebo as adjunct treatment to topical corticosteroids. The difelikefalin dose is expected to be based on the results from Part A of KIND 1. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst itch NRS.

The studies will include adult patients with AD whose chronic pruritus has not been adequately controlled by topical therapy alone and who have had chronic pruritus of moderate-to-severe intensity for ≥6 weeks (worst itch NRS of ≥ 5). Patients must have an Investigator Global Assessment ≥ 2 and a BSA ≤20%. We will stratify patients to a BSA <10% or ≥ 10% with the aim to enroll 85% of patients with a BSA <10%.

We expect to release top-line results for both KIND 1 Part B and KIND 2 in the first half of 2025.

Notalgia Paresthetica and Associated Pruritus

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

Oral Difelikefalin for Treatment of Moderate-to-Severe Pruritus Associated with Notalgia Paresthetica (NP)

In June 2022, we announced positive top-line results from the proof-of-concept Phase 2 KOMFORT trial of oral difelikefalin for the treatment of pruritus in patients with NP.

KOMFORT was a Phase 2 randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in 125 adult patients with NP and moderate-to-severe pruritus. Patients were randomized to receive oral difelikefalin 2 mg twice daily (BID) vs. matching placebo for eight weeks followed by a 4-week open-label active extension period and follow-up visit approximately 14 days after the last dose of the study drug.

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

In November 2022, we had a positive interaction with the FDA leading to the initiation of a Phase 2/3 program for the treatment of chronic pruritus associated with NP. In February 2023, the results of our KOMFORT Phase 2 trial were published in the New England Journal of Medicine.

In the first quarter of 2023, we initiated a Phase 2/3 program for the treatment of moderate-to-severe pruritus in NP patients. The Phase 2/3 program for difelikefalin in NP will comprise two studies: KOURAGE 1 and KOURAGE 2. The KOURAGE 1 study will be composed of two parts: Part A and Part B.

KOURAGE 1 and KOURAGE 2 will be double-blind, placebo-controlled, 8-week studies with patients allowed to roll-over into open label 52-week extensions. Part A of KOURAGE 1, the dose finding portion of the trial, is expected to include 200 patients who will be randomized equally to four arms (0.25 mg BID, 1.0 mg BID, 2.0 mg BID, placebo BID). At the end of the 8-week treatment period in Part A of KOURAGE 1, we expect to have an internal data read out targeted for the second half of 2024. This readout will provide key information, specifically the dose and the sample size to initiate Part B of KOURAGE 1 and KOURAGE 2. Part B and KOURAGE 2 will be identical in design. They will be double-blind, placebo-controlled, 8-week studies with patients randomized 1:1 to either difelikefalin or matching placebo. The difelikefalin dose is expected to be based on the results from Part A of KOURAGE 1. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 8 from baseline in the worst itch NRS.

The studies will include adult patients with NP who have had chronic pruritus of moderate-to-severe intensity for ≥6 months (worst itch NRS of ≥ 5).

We expect to release top-line results for both KOURAGE 1 Part B and KOURAGE 2 in the first half of 2026.

Other Program(s)

Oral Difelikefalin for the Treatment of Chronic Liver Disease-Associated Pruritus (CLD-aP), Including PBC

We had been evaluating oral difelikefalin in PBC to establish a proof-of-concept in CLD-aP.

In June 2019, we announced the initiation of a proof-of-concept Phase 2 trial of oral difelikefalin for the treatment of pruritus in patients with hepatic impairment due to PBC. The Phase 2 multicenter, randomized, double-blind, placebo-controlled 16-week trial was designed to evaluate the safety and efficacy of 1 mg of oral difelikefalin taken twice daily (BID) vs. placebo in approximately 60 patients with PBC and moderate-to-severe pruritus. The primary efficacy endpoint was the change from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 16 of the treatment period. Secondary endpoints include change from baseline in itch-related quality of life scores at the end of week 16 as assessed by the Skindex-10 and 5-D itch scales, as well as the assessment of proportion of patients achieving an improvement from baseline of ≥3 points with respect to the weekly mean of the daily 24-hour worst itch NRS score at week 16.

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

At this time, we plan to focus our resources on our nephrology and dermatology franchises.

Collaboration and License Agreements

Vifor (International) Ltd., or Vifor International

In October 2020, we entered into a license agreement with Vifor International, or Vifor Agreement No. 1, under which we granted Vifor International an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under Vifor Agreement No. 1, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (difelikefalin) injection in the United States.

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

In connection with Vifor Agreement No. 1, we also have a related supply agreement with Vifor International, or Vifor International Supply Agreement, pursuant to which we retain the right to make and have made KORSUVA injection, on a non-exclusive basis, worldwide for commercial sale of KORSUVA injection for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients and for supply of difelikefalin injection, or Licensed Product, to Vifor International. The supply price is our cost of goods sold, or COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor International Supply Agreement will co-terminate with Vifor Agreement No. 1.

Vifor Agreement No. 1 provides full commercialization rights in dialysis clinics to Vifor International in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, we are generally entitled to 60% of the net profits (as defined in Vifor Agreement No. 1) from sales of KORSUVA injection in the United States and Vifor International is entitled to 40% of such net profits (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by Vifor Agreement No. 2, as defined below), subject to potential temporary adjustment in future years based on certain conditions. Under Vifor Agreement No. 1, in consideration of Vifor International’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we pay a marketing and distribution fee to Vifor International based on the level of annual net sales. This fee as well as Vifor International’s COGS are deducted from net sales in calculating the net profits that are subject to the profit-sharing arrangement under Vifor Agreement No. 1.

Vifor Agreement No. 1 will continue in effect until its expiration upon the cessation of commercial sale of KORSUVA injection in the United States by Vifor International and its affiliates and sublicensees, or until the earlier termination of the Vifor Agreement No. 1.

In connection with Vifor Agreement No. 1, the parties entered into the Vifor Stock Purchase Agreement governing the issuance of our common stock to Vifor International. Pursuant to the Vifor Stock Purchase Agreement, Vifor International was subject to certain restrictions on transacting in our common stock which restrictions expired on October 15, 2022.

In May 2022, Vifor International assigned its rights and obligations under the license agreement and a supply agreement, as permitted under the agreements, to Vifor Fresenius Medical Care Renal Pharma Ltd. Our rights and obligations under these agreements were unaffected by this assignment, and the assignment did not affect our economic rights under the agreements with Vifor International.

In August 2022, Vifor Pharma Group (which includes Vifor International) was acquired by CSL Limited and subsequently renamed CSL Vifor as part of the acquisition. The acquisition of Vifor Pharma Group did not affect any of the Company’s rights and obligations pursuant to these agreements.

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, we entered into a license agreement, or Vifor Agreement No. 2, with Vifor Fresenius Medical Care Renal Pharma Ltd. under which we have granted Vifor Fresenius Medical Care Renal Pharma Ltd. a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retained full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where Vifor Fresenius Medical Care Renal Pharma Ltd. will promote KORSUVA injection under a profit-sharing arrangement.

Upon entry into Vifor Agreement No. 2, we received a non-refundable, non-creditable $50.0 million upfront payment for the purchase of an aggregate of 1,174,827 shares of our common stock at a price of $17.024 per share, which represented a premium over a pre-determined average closing price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement.

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, we received a $15.0 million regulatory milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. under Vifor Agreement No. 2, which was recorded as license and milestone fees revenue for the year ended December 31, 2022.

After U.S. regulatory approval of KORSUVA injection in August 2021, we received a $15.0 million regulatory milestone payment which was recorded as license and milestone fees revenue for the year ended December 31, 2021.

We are eligible to receive from CSL Vifor commercial milestone payments in the aggregate of up to $440.0 million, all of which milestones are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, CSL Vifor will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the Vifor Agreement No. 2) based on net FMCNA clinic sales (as defined in Vifor Agreement No. 2) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions.

In connection with Vifor Agreement No. 2, we also have a related supply agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or the Vifor Fresenius Medical Care Renal Pharma Ltd. Supply Agreement, pursuant to which we retain the right to make and have made KORSUVA (difelikefalin) injection worldwide (excluding the United States, Japan and South Korea), or the Territory, for commercial sale by Vifor Fresenius Medical Care Renal Pharma Ltd. in or outside the Territory, and for supply of KORSUVA (difelikefalin) injection to Vifor Fresenius Medical Care Renal Pharma Ltd. The supply price is our COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor Fresenius Medical Care Renal Pharma Ltd. Supply Agreement will co-terminate with Vifor Agreement No. 2.

In January 2023, Vifor Fresenius Medical Care Renal Pharma Ltd. and Winhealth Pharma signed a long-term exclusive licensing agreement for the co-development and commercialization of KORSUVA injection for the treatment of moderate-to-severe pruritus in adult patients undergoing hemodialysis in China.

Maruishi Pharmaceutical Co., Ltd., or Maruishi

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of the date of this filing, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any, and tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Chong Kun Dang Pharmaceutical Corporation, or CKDP

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). During the year ended December 31, 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As of the date of this filing, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Polypeptide Laboratories S.A., or PPL

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

Enteris Biopharma, Inc., or Enteris

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the years ended December 31, 2022, 2021 and 2020, we paid $5.0 million, $15.0 million, and $5.0 million, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement, which were recorded in R&D expense for the respective periods.

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

Patheon UK Limited, or Patheon

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

The MSA has an initial term ending December 31, 2024, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless either party gives notice of its intention to terminate the MSA at least 18 months prior to the end of the then current term.

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

Sales and Marketing

In executing our strategy, our goal is to commercialize KORSUVA injection and Kapruvia in the dialysis setting by partnering with out-licensing agreements, and to maintain significant control over the development process and commercial execution for the oral formulation of difelikefalin, if approved.

We have executed out-licensing agreements on KORSUVA injection and Kapruvia in the dialysis setting in the United States and the rest of the world. Per the terms of the associated licensing agreements, CSL Vifor will commercialize KORSUVA injection and Kapruvia, and we will not be incurring costs for commercializing in the United States or outside of the United States as we will be relying on sales and marketing infrastructure support from our partner.

For oral difelikefalin, we plan to develop and commercialize our drug candidate in pruritus indications, such as NDD-CKD, AD, and NP, on our own in the United States, while exploring partnerships for development and commercialization in geographical territories outside the United States.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions and novel formulations of these compositions, as well as methods of using difelikefalin. We own the patent portfolio of eighteen issued U.S. patents covering KOR agonists, sixteen of which cover composition of matter of difelikefalin and its uses; six of these include composition of matter claims directed to difelikefalin, and ten patents include claims to its uses. All of these U.S. patents covering difelikefalin and its uses are expected to expire no earlier than November 12, 2027. Additionally, three U.S. patents have been granted with claims to difelikefalin-like dimer compounds and their uses. We have filed patent applications in the United States and internationally claiming novel oral formulations of difelikefalin. One U.S. patent with claims to oral formulations of difelikefalin has been granted and is expected to expire no earlier than September 13, 2039. Related U.S. and foreign applications, if granted, would also be expected to expire no earlier than September 13, 2039. We have also filed U.S. and foreign patent applications for additional formulations of difelikefalin, which if granted, would be expected to expire no earlier than March 18, 2040. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to novel formulations and novel uses of our proprietary compounds. We anticipate seeking patent protection in the United States and internationally for the chemistries and processes for manufacturing these novel formulations and uses of these compounds in a variety of therapies.

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

Difelikefalin

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes eighteen issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894; 8,536,131; 8,906,859; 8,951,970; 9,321,810; 9,334,305; 9,359,399; 10,017,536; 10,138,270; 10,793,596; 10,913,769 and 11,033,629) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including difelikefalin and related molecules, as well as formulations containing and methods of using these compounds. These patents claiming difelikefalin compositions are due to expire November 12, 2027. U.S. Patent No. 11,033,629 with claims to oral formulations of difelikefalin is due to expire September 13, 2039.

We have listed twelve of the patents claiming difelikefalin acetate and/or its uses in the Orange Book, a listing of patents relating to approved drug products maintained by the FDA. Difelikefalin acetate has been awarded a five-year data exclusivity from the approval date, i.e. until August 23, 2026, prohibiting the FDA from accepting an application for approval of a difelikefalin product from a generic manufacturer until after the exclusivity period expires. In addition, we have also submitted an application for a patent term extension of one of our difelikefalin U.S. patents, which if granted for the additional full five-year extension requested, would extend the patent term to November 12, 2032.

Foreign applications relating to difelikefalin and related molecules, as well as formulations containing and methods of using these compounds, were filed in more than 40 foreign countries. National patents have been granted in 27 European countries, as well as in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Russian Federation, Singapore, South Africa and South Korea. These granted foreign patents with claims to difelikefalin are due expire no earlier than November 12, 2027.

We also own pending U.S. continuation and foreign patent applications with claims to oral formulations containing difelikefalin and medium chain fatty acid glycerides as absorption enhancers in Australia, Brazil, Canada, China, Europe, Japan, Hong Kong, Israel, India, South Korea, Malaysia, Mexico, New Zealand, Philippines, Russian Federation, Saudi Arabi, UAE, and South Africa. If granted, these patents would expire no earlier than September 13, 2029.

In addition, we own pending U.S. and foreign patent applications with claims to oral formulations containing difelikefalin and oligosaccharides in Australia, Brazil, Canada, China, Europe, Japan, Hong Kong, Israel, India, South Korea, Malaysia, Mexico, New Zealand, Philippines, Russian Federation, Saudi Arabi, UAE, and South Africa. If granted, these patents would expire no earlier than March 18, 2041.

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

Cara Trademark Applications and registrations

We rely on our U.S. and foreign trademarks for authentication of our current and future products and for protection against counterfeits. In the United States, trademarks may be reserved under an “Intent to Use” designation but may only be registered upon a showing of actual use in the stream of commerce. Many countries permit registration without such a showing of actual use. However, such registrations become vulnerable to cancellation after a designated period of non-use. For example, a trademark registered in EU States may be cancelled for non-use after five years from the date of registration. Trademark registrations can in principle last for as long as the owner uses the trademark and pays the maintenance fees due at regular intervals (every ten years in most jurisdictions after complying with filing requirements for confirmations of use and paying the designated fees during the first ten years from the registration date).

We own the registered trademark “KORSUVA” in the United States and in twelve foreign countries (Australia, Brazil, Canada, Israel, Japan, Kuwait, Mexico, New Zealand, Norway, South Korea, Switzerland, and the UK). In addition, we own three Japanese trademark applications for Katakana versions of “KORSUVA” as may be pronounced in the Japanese language: “KORSUVA” Katakana version 1: “ko-ru-su-ba” コルスバ; Katakana version 2: “ko-ru-su-o-ba” コルスーバ; and Katakana version 3 “ko-o-su-ba” コースバ. Our trademark applications for “KORSUVA” are pending in China and India.

Additionally, we own the U.S. trademark application for “KAPRUVIA” currently pending under an “Intent to Use” designation, as well as the “KAPRUVIA” trademark registered in all twenty-seven EU States (Austria, Belgium, Bulgaria, Croatia, Republic of Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Singapore, Slovakia, Slovenia, Spain and Sweden) and fourteen additional countries: Albania, Australia, China, Iceland, Israel, Monaco, New Zealand, North Macedonia, Norway, Russian Federation, Serbia, Switzerland, Turkey and the UK.

We have applied for registration of the trademark “OPRUITY” in the United States (which is currently pending under an Intent to Use designation) and in twenty other countries and regions: Australia, Brazil, Canada, China, EU, India, Israel, Japan, Malaysia, Mexico, New Zealand, Norway, Russian Federation, Saudi Arabia, Singapore, South Korea, South Africa, Switzerland, UAE and the UK.

We also own the U.S. trademark application for “XAYLIANT” currently pending under an “Intent to Use” designation for use in future product(s) yet to be developed.

We rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to adequately protect our trade secrets to prevent harm to our business. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development, or R&D, or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

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

There are a large number of companies developing or marketing therapies for some of the indications that we are pursuing. Many of our competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly greater experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of competitors. Small or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. We also compete with these companies in recruiting and retaining qualified scientific personnel and establishing clinical trial sites and patient registration for clinical trials.

We believe the key competitive factors that will affect the development and commercial success of our product candidates, if approved for marketing, are likely to be their safety, efficacy and tolerability profile, reliability, convenience of dosing, price and reimbursement from government and third-party payers. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products currently on the market are often tried off-label for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over generic products.

If our product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the therapies and currently marketed drugs discussed below:

KORSUVA injection - CKD-aP. Currently, there are no approved products for management of CKD-aP in the United States and Europe. However, there are many products that are used to help manage CKD-aP. The most common of these agents are anti-itch creams and emollients as well as oral or injectable antihistamines. All of these products have limited degrees of efficacy and are available generically. Additionally, patients may try several other agents such as gabapentin or naltrexone, generally with limited success or therapies such as UVB light therapy with limited availability.

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

Oral difelikefalin – NDD-CKD. There are no FDA-approved treatment options specifically for this indication in the United States and worldwide. Patients are generally managed with a multitude of products including corticosteroids, gabapentin, antihistamines, antidepressants, and other therapies with varying degrees of success. There is one product, nalfurafine (Remitch®) marketed by Toray Industries, approved to treat CKD-aP in Japan, but only in dialysis patients. It is not approved in either the United States or Europe for any indication.

Oral difelikefalin – AD Associated Pruritus. We are developing oral difelikefalin for the management of moderate-to-severe chronic pruritus associated with AD. There are currently several products specifically approved in the United States to treat AD and the itching associated with it: Dupixent (dupilumab), Eucrisa (crisaborole), Opzelura (ruxolitinib), Adbry (tralokinumab-ldrm), Rinvoq (upadacitinib) and Cibinqo (abrocitinib). Additionally, the market for the management of mild-to-moderate and moderate-to-severe AD includes numerous generic products, including topical and oral formulations of corticosteroids and antihistamines. Because of the size and untapped potential of the AD market, there are other companies involved in the discovery, development, and/or marketing of new products for pruritus. Multiple companies are studying IL-13 inhibitors (e.g. lebrikizumab), IL-31 inhibitors (e.g. nemolizumab), JAK inhibitors (e.g. baricitinib) and OX40 inhibitors for treatment of AD.

Oral difelikefalin – NP Associated Pruritus. There are no FDA-approved treatments for pruritus associated with NP. The management of NP is challenging and conventional treatments for pruritus, such as antihistamines and topical steroids, are largely ineffective.

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

Our U.S. commercial partner, CSL Vifor, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Health Care Reform Law will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Health Care Reform Law marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Health Care Reform Law will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

In the United States, the EU, and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether these this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

Employees and Human Capital

As of March 2, 2023, we had 106 employees, of whom 32 hold PharmD, PhD or MD degrees or the foreign equivalent. All of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our business depends on the successful development, regulatory approval and commercialization of our products, KORSUVA injection and Kapruvia, and other product candidates. In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis. Our partner, CSL Vifor, submitted an MAA to the EMA in March 2021. On April 27, 2022, the European Commission granted marketing authorization to Kapruvia for the treatment of moderate-to-severe pruritis associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. On April 28, 2022, Kapruvia was also approved in the U.K. Commercial launches in Austria, Germany, Sweden, and Denmark have commenced and we expect the remaining EU countries to launch in 2023. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as in Singapore and Canada under the brand name KORSUVA. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Our ability to generate product revenues in the near term is dependent on our and our commercial partners’ ability to successfully commercialize KORSUVA injection. Although during the year ended December 31, 2022 we recognized collaborative revenue of $16.6 million from the profit sharing agreement with CSL Vifor, and commercial supply revenue of $10.2 million from the sale of KORSUVA injection to CSL Vifor, KORSUVA injection may never achieve significant commercial success.

The successful commercialization of KORSUVA injection in the United States will require significant marketing efforts by our commercial partners. For example, we submitted required documents to CMS to ensure timely reimbursement and patient access to KORSUVA injection. CSL Vifor submitted the application for a HCPCS reimbursement code and the payment reimbursement application for a TDAPA to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA became effective for KORSUVA injection on April 1, 2022 for a minimum of two years. CMS expressed in its written communication to us and CSL Vifor, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. However, there is no assurance that KORSUVA injection will be able to maintain its price established in the TDAPA period in the post-TDAPA timeframe. If we and our commercial partners do not successfully commercialize KORSUVA injection, we will not be able to generate revenue from sales of any products in the United States in the foreseeable future, or at all. Any significant delays in commercializing KORSUVA injection will have a substantial adverse impact on our business and financial condition.

Further, we cannot be certain that oral difelikefalin or any future product candidates will be successful in clinical trials or receive regulatory approval. Regulatory authorities may interpret our data differently than we have. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We do not manufacture KORSUVA injection or any of our product candidates, and we do not currently plan to develop any capacity to do so. We currently rely, and expect to continue to rely, on third parties for the manufacture of our products for commercialization and product candidates for preclinical and clinical testing. It is our intention that by the time of additional regulatory approvals for commercialization, we will have negotiated long-term commitments with at least one primary supplier for each manufacturing and distribution function. In July 2019, we entered into a non-exclusive commercial manufacturing agreement with Patheon for KORSUVA (difelikefalin) injection and in July 2021, we entered into a commercial supply agreement with PPL for the KORSUVA (difelikefalin) injection. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product or product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our products and product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for our products and product candidates, as well as validate methods and manufacturing processes, in order to receive and maintain regulatory approval to commercialize KORSUVA injection or any other product candidates. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our products and product candidates and our failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for our contract manufacturers to produce our products and product candidates or components of our products and product candidates in the volumes that we require on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, we entered into the Enteris License Agreement and intend to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin. If we experience any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, we may experience delays in the development and commercialization of oral difelikefalin. Further, if we are unable to maintain our relationship with Enteris, we may be forced to reformulate oral difelikefalin which could result in significantly delaying commercializing oral difelikefalin and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA. The operations of our third-party manufacturers have been and may in the future be constrained or disrupted and their operating capacity may be reduced by the COVID-19 pandemic, which could negatively impact our clinical development and commercialization timelines.

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

In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-AP in adults undergoing hemodialysis in the United States. We have entered into agreements with CSL Vifor to commercialize KORSUVA injection in the United States. We are dependent on CSL Vifor to successfully commercialize KORSUVA injection in the United States with their own, or their collaborators’, sales force. We have partnered with CSL Vifor to commercialize KORSUVA injection (known as Kapruvia in certain markets) worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). We and CSL Vifor began commercializing KORSUVA injection in the United States in April 2022 and we began recording associated profit-sharing revenues in the second quarter of 2022. CSL Vifor began commercializing Kapruvia in select European markets in 2022 and we began receiving royalties based on these sales.

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

Among the companies that currently market or are developing therapies in the pruritus space that, if approved, our products and product candidates may potentially compete with include: Pfizer, AbbVie, Eli Lilly, Amgen, Regeneron, Leo Pharma, Galderma, Chugai, Trevi, Incyte and others.

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

We have never successfully commercialized a product or product candidate for any indication. KORSUVA injection and our other current or future product candidates, if approved by the appropriate regulatory authorities for marketing and sale, may not gain acceptance among physicians, hospitals, dialysis providers, patients and third-party payers. If KORSUVA injection and any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of KORSUVA injection, oral difelikefalin and any future product candidate by physicians, hospitals, dialysis providers, patients and third-party payers will depend on a number of factors, some of which are beyond our control. The degree of market acceptance of KORSUVA injection and any of our product candidates will depend on a number of factors, including:

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

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $15.0 million annual aggregate coverage limit in the United States and various other coverage limits outside of the United States. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently primarily focused on the development of oral difelikefalin for AD-aP,

NDD-CKD, and NP. As a result, we may have foregone or delayed, or may in the future forgo or delay, pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, in 2022, we de-prioritized the PBC program as part of our strategy to focus on our nephrology and dermatology franchises. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. In August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis in the United States. Our partner, CSL Vifor, submitted an MAA to the EMA in March 2021. On April 27, 2022, the European Commission granted marketing authorization to Kapruvia for the treatment of moderate-to-severe pruritis associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. On April 28, 2022, Kapruvia was also approved in the U.K. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as in Singapore and Canada under the brand name KORSUVA. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. We have not obtained regulatory approval for our other product candidates and it is possible that none of our existing product candidates, including oral difelikefalin, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval.

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

In addition, unfavorable changes in our industry or the global economy, including as a result of macroeconomic factors related to inflation, rising interest rates, political turmoil, or pandemics such as COVID-19, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our additional regulatory submissions, which could affect our ability to obtain marketing approval for any of our product candidates, including our MAA to the EMA submitted in March 2021.

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

Furthermore, regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies, including with respect to third-party technology used in any of our product candidates such as the excipient we intend to use for oral difelikefalin. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

For our approved products, KORSUVA injection and Kapruvia, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

KORSUVA injection, Kapruvia and any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data (if any), labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and cGCPs for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

In order to market and sell our products in the EU and many other jurisdictions, we or our collaborators or partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. For example, our partner, CSL Vifor, submitted an MAA to the EMA in March 2021, which was accepted for review by the EMA. On April 27, 2022, the European Commission granted marketing authorization to Kapruvia for the treatment of moderate-to-severe pruritis associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. On April 28, 2022, Kapruvia was also approved in the U.K. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as in Singapore and Canada under the brand name KORSUVA. In

November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA.

Even if we obtain FDA approval of one of our product candidates, the regulatory approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our or our collaborators’ or partners’ ability to obtain approval elsewhere. We or our collaborators or partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Our products, including KORSUVA injection and Kapruvia, may have undesirable side effects that may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales. Further, our product candidates may have serious adverse events or undesirable side effects that may limit dosing in development, delay or prevent regulatory or marketing approval.

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

Additionally, our products, including KORSUVA injection and Kapruvia, are subject to continuing regulatory oversight. Drugs are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. The subsequent delivery of previously unknown problems with a product, or public speculation about adverse safety events, could face a number of potentially significant negative consequences could result, including:

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

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the eligibility criteria for, and design of, the trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	competition in recruiting and enrolling patients in clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients; and
●	delays or difficulties due to the COVID-19 pandemic.

For example, we experienced a delay in patient enrollment for our Phase 2 clinical trial of oral difelikefalin for the treatment of pruritus in patients with hepatic impairment due to PBC that led to our decision to ultimately discontinue and unblind this trial. We could in the future experience similar delays in our ongoing oral difelikefalin programs.

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

We are a commercial-stage biopharmaceutical company. For the last several years, we have focused our efforts primarily on developing KORSUVA injection, Kapruvia and oral difelikefalin with the goal of achieving regulatory approval and in August 2021, the FDA approved KORSUVA injection for the treatment of moderate-to-severe CKD-aP in adults undergoing hemodialysis. In April 2022, the European Commission granted marketing authorization to Kapruvia for the treatment of moderate-to-severe pruritis associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as in Iceland, Liechtenstein, and Norway. In April 2022, Kapruvia was also approved in the U.K. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as in Singapore and Canada under the brand name KORSUVA. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Since inception, we have incurred significant operating and net losses. We incurred net losses of $85.5 million and $88.4 million for the years ended December 31,

2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $566.2 million, and we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue the commercialization of KORSUVA injection and Kapruvia and develop and seek marketing approval for our product candidates. Our financial results may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of additional milestone payments, if any, under our agreements with CSL Vifor, Maruishi and CKDP, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

In addition, we expect to incur significant sales, marketing and manufacturing expenses related to our product candidates, if they are approved by the FDA, and expenses related to the commercialization of KORSUVA injection. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

●	continue the development of oral difelikefalin for AD-aP, NDD-CKD, and NP;
●	seek regulatory approvals for any other product candidate that successfully completes clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To become and remain profitable from product sales, we must succeed in developing and eventually commercializing one or more products that generate significant revenue. For example, revenues from KORSUVA injection and Kapruvia royalties may not be sufficient to enable us to reach profitability. In order to commercialize any additional product candidates, we will need to be successful in a range of challenging activities, including successful registration of oral difelikefalin, discovering additional product candidates and completing preclinical testing and clinical trials for those product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling approved products and product candidates for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

We commenced operations in 2004, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital and advancing our products and product candidates, including KORSUVA injection, Kapruvia and oral difelikefalin, through clinical development. We have not previously demonstrated an ability to successfully commercialize a product. With the approval of KORSUVA injection and Kapruvia, we have begun to expand our capabilities to support commercial activities of our commercial partners. We may not be successful in sufficiently adding such capabilities. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our products and product candidates is expensive. We may need to raise additional capital to:

●	fund our operations and continue our efforts to hire additional personnel to support the commercialization of KORSUVA injection and Kapruvia;
●	qualify and outsource the commercial-scale manufacturing of our products, including KORSUVA injection, under cGMP;
●	continue the further development of oral difelikefalin for NDD-CKD, AD, and NP; and
●	in-license other product candidates.

We expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including collaborative revenue from our share of the profit from KORSUVA injection, will be sufficient to fund our currently anticipated operating plan into at least the first half of 2024. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the success of the commercialization of KORSUVA injection, Kapruvia and any current and future product candidates;
●	the cost and timing of manufacturing sufficient supplies of KORSUVA injection for commercialization;
●	the rate of progress and costs related to Phase 2 and Phase 3 development of oral difelikefalin and our future product candidates;
●	the rate of progress and costs for the submission and review of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the effect of competing technological and market developments; and
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, one or more of our development programs or our commercialization efforts.

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

In October 2020, we entered into a license agreement with Vifor International under which we granted Vifor International an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize our product candidate KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. In May 2018, we entered into an agreement under which we granted Vifor Fresenius Medical Care Renal Pharma Ltd. a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). In April 2013, we entered into an agreement with Maruishi under which we granted Maruishi an exclusive license to develop, manufacture and commercialize products containing difelikefalin in Japan. Also, in April 2012, we entered into an agreement with CKDP under which we granted CKDP an exclusive license to develop, manufacture and commercialize products containing difelikefalin in South Korea. Under Vifor Agreement No. 2, we are responsible, at our own cost, to undertake clinical and non-clinical development. We are also responsible to provide all content and subject matter expertise required for registration with the EMA in the EU that will be needed by Vifor Fresenius Medical Care Renal Pharma Ltd. for such registration, including participation in regulatory meetings, as needed. Vifor Fresenius Medical Care Renal Pharma Ltd. will contribute, at its own cost, its clinical development expertise as reasonably useful for such development activities, such as preparing the clinical results that we present to it in a format acceptable to the EMA to obtain marketing approval in the EU. Maruishi and CKDP are required to use commercially reasonable efforts, at their expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan and South Korea, respectively. Our receipt of milestone payments and royalties under these agreements is dependent on the continued efforts by CSL Vifor, Maruishi and CKDP, respectively, and their failure to adequately develop or commercialize the licensed products, or any default or inability to meet their payment obligations under their respective agreements, could harm our revenues and business.

Any collaboration arrangements that we are a party to, such as our collaboration with CSL Vifor, or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

Our business model is to commercialize our product and product candidates in the United States and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates in the rest of the world. We currently have license agreements with Vifor Fresenius Medical Care Renal Pharma Ltd. and Vifor International (KORSUVA injection for CKD-aP in dialysis patients), as well as Maruishi and CKDP (difelikefalin - both I.V. and Oral). In addition to our existing agreements, we may enter into additional collaboration arrangements in the future on a selective basis. Our existing collaborations and future collaboration arrangements may not be successful. The success of our existing and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, the CSL Vifor, Maruishi and CKDP Agreements may be terminated by our collaborator for our breach or insolvency, CSL Vifor may terminate its respective agreements (in its entirety or with respect to any countries within the Territory upon written notice to us) upon the earlier of (1) acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date. Maruishi may terminate its agreement with us at will, and CKDP may terminate its agreement with us in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations

- Collaboration and License Agreements” above. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Our current collaborations and any future collaborations we might enter into may pose a number of risks, including the following:

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

Additionally, collaborators may elect not to pursue, or pursue as vigorously, the development or commercialization of our product or product candidates as a result of external factors, such as an acquisition or merger. For example, Vifor Pharma Group recently entered into a merger agreement with CSL Limited, a global specialty pharmaceutical company, pursuant to which CSL Limited would acquire all publicly held Vifor Pharma Group shares if such transaction is completed. When biopharma companies are acquired, it is not uncommon for the acquiring company to have a different strategic focus and priorities than those of the acquired company, which could lead to different decisions with respect to product commercialization efforts. Accordingly, if the acquisition is consummated, CSL Limited may choose not to prioritize KORSUVA injection and Kapruvia to the same extent as Vifor Pharma Group would as a standalone company. If this were to occur, it is possible that the commercialization of KORSUVA injection and Kapruvia could suffer, which would have a material adverse impact on our business and results of operations.

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

For KORSUVA injection, Kapruvia and any other current or future product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for their development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform or successfully commercialize our products and our business may be materially and adversely affected.

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

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, including health plans, healthcare clearinghouses, certain healthcare providers, and their business associates and covered subcontractors that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In the event we are subject to HIPAA and we or our covered subcontractors fail to properly maintain the privacy and security of certain individually identifiable health information, or we or our covered subcontractors are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, such as similar privacy legislation in Virginia and in Colorado, which could increase our potential liability and adversely affect our business.

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

In both U.S. and international markets, sales of KORSUVA injection, Kapruvia and our future products (if approved) will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid in the United States, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In the United States, KORSUVA injection for the treatment of pruritus in adult hemodialysis patients is expected to be designated as a component of the government’s bundled reimbursement for end stage renal disease treatment after the expiration of the TDAPA period.

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

On November 2, 2020, CMS issued a final rule outlining its payment policies and rates under the ESRD PPS for the 2021 calendar year. In addition to the annual technical updates to the ESRD PPS, the final rule, among other things, expands eligibility under the TPNIES. In particular, the final rule provided for biannual coding cycles for new HCPCS Level II code applications, revised the definition of “new” to be three (3) years beginning on the date of FDA marketing authorization, and expanded eligibility under the TPNIES to include certain home dialysis capital-related assets. Additionally, in October 2021, CMS issued a final rule that updates the ESRD PPS for calendar year 2022. Further, on June 28, 2022, in its Calendar Year 2023 ESRD PPS proposed rule, CMS issued a request for information, or RFI, to seek input on potential methodologies to add additional money through an add-on adjustment methodology for certain TDAPA drugs that enter the prospective payment system in an existing functional category. The options included in the RFI, if proposed and ultimately approved through Notice and Comment Rulemaking, could result in the provision of additional payments for KORSUVA injection post-TDAPA. Further, on November 7, 2022, CMS published a Calendar Year 2023 ESRD PPS final rule that will, among others, update Medicare payment policies and rates for renal dialysis services. This final rule rebases and revises ESRD bundled market basket to a 2020 base year, updates the labor-related share, changes the ESRD PPS methodology for calculating the outlier threshold for adult patients, applies a permanent 5% cap on decreases in the ESRD PPS wage index, and increases the wage index floor. Also in the final rule, with regard to the RFI in the June 2022 proposed rule, CMS noted that most commenters expressed support for an add-on payment adjustment for new renal dialysis drugs to improve patient access to innovative drugs and that CMS intends to take the received comments into consideration during potential future policy development. As this is an RFI, these provisions have not been proposed or implemented as a rule and there is no guarantee that CMS will formally propose a change in policy in the form presented in the RFI.

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

Third-party payers, whether U.S. or international, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and international markets. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have a negative effect on our business, results of operations, financial condition, and prospects.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Health Care Reform Law will remain in effect in its current form. Further, prior to the Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Health Care Reform Law marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is also unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, and subsequent legislative amendments, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory

Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations. Further, Congress is considering additional health reform measures.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for KORSUVA injection or any approved product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute to issuance all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we may fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Moreover, should we enter into additional collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be successfully prosecuted to issuance and enforced in a manner consistent with the best interests of our business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is also uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting difelikefalin and any other product candidates that we may develop, license or acquire by obtaining and defending patents. For example:

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent Office has developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including and in particular, the first to file provisions, became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our currently pending and future patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market. In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

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

For KORSUVA injection and in the event that oral difelikefalin or any future product candidate is approved by the FDA, one or more third parties may challenge the patents covering these products and product candidates, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing difelikefalin, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) the patents listed in the Orange Book have expired; (2) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (3) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for difelikefalin, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

As of March 2, 2023, we had 106 employees. Our management and personnel systems and facilities currently in place may not be adequate to support future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team, including our President and CEO. Most recently, we appointed a new President and CEO in November 2021, at which time our former President and CEO, who had served in such position since 2004, transitioned to the role of Senior Advisor to the Company which concluded on June 30, 2022. Further, our senior management may terminate their employment with us at any time. If we are unable to execute an orderly transition and successfully integrate our new CEO into our management team, or if we lose one or more members of our senior management team, our ability to successfully implement our business strategy could be seriously harmed. Replacing these employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting and, in the past, we have also been required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis as a large accelerated filer. However, based on our public float as of June 30, 2022, we qualified as a non-accelerated filer at the end of 2022, which would allow us to forgo the auditor attestation requirement for the fiscal year ended December 31, 2022. However, we have determined to voluntarily comply with the auditor attestation requirement for the fiscal year ended December 31, 2022.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, beginning in April 2022, we began recognizing profit-sharing revenue from the sale of KORSUVA injection in the United States by CSL Vifor. We are dependent on CSL Vifor for timely and accurate information regarding the net revenues from sales of KORSUVA injection in the United States in accordance with applicable accounting standards to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the profit share arrangement at a given point in time, we could be required to record adjustments in future periods. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the increased prevalence of remote working arrangements implemented in connection with the COVID-19 pandemic potentially presents additional areas of risk, including cyber and privacy risks, and we are carefully monitoring any impact to our internal controls and procedures.

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

Since our initial public offering in January 2014, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly or annual operating results;
●	the commercial success of KORSUVA injection and Kapruvia and, if approved by the FDA, oral difelikefalin or any future product candidates;
●	delays in the commencement, enrollment and ultimate completion of our clinical trials, including our planned trials for oral difelikefalin;

●	any delay or refusal on the part of the FDA in approving an NDA for our other current or future product candidates;
●	results of clinical trials of oral difelikefalin, such as our announcement of top-line results in June 2022 and data in September 2022 from the proof-of-concept Phase 2 KOMFORT trial of oral difelikefalin for the treatment of pruritus in patients with NP, or any future product candidate or those of our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets, including as a result of the COVID-19 pandemic;
●	developments concerning our sources of manufacturing supply, warehousing and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	changes in the structure of healthcare payment systems; and
●	the other factors described in this “Risk Factors” section.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, such as those related to the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:

●	our or our partners’ or our collaborators’ ability to establish the necessary commercial infrastructure to successfully launch KORSUVA injection and Kapruvia without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	the successful progress of our clinical trials for oral difelikefalin and other potential future product candidates;
●	whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving our other current or future product candidates, which would likely further delay any such approval;
●	our ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing KORSUVA injection or our other current or future product candidates in commercial quantities;
●	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	variations in the level of expenses related to our future development programs;
●	any product liability or intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting KORSUVA injection, Kapruvia, oral difelikefalin, any of our future product candidates, or the product candidates of our competitors; and
●	for KORSUVA injection and Kapruvia, and if oral difelikefalin or any of our future product candidates receives regulatory approval, the level of underlying demand for such product and product candidate and wholesaler buying patterns.

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

A portion of our net operating loss, or NOL, carryforwards and R&D tax credits may expire and not be used. As of December 31, 2022, we had federal and state NOL carryforwards of approximately $440.2 million and $348.0 million, respectively, and we also had federal and state R&D tax credit carryforwards of approximately $23.9 million and $2.9 million, respectively. Our NOL carryforwards will begin expiring in 2026 for federal purposes (to the extent such federal NOLs are generated in taxable years beginning on or before December 31, 2017) and 2027 for state purposes if we have not used them prior to that time, and our federal R&D tax credits will begin expiring in 2025 unless previously used. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. It is uncertain if and to what extent various states will conform to the TCJA, as modified by the CARES Act. To the extent that we have not exchanged our Connecticut R&D tax credits for a tax refund, those tax credits carry forward indefinitely. Additionally, our ability to use any NOL and R&D tax credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of our stock of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offerings in 2015, 2017, 2018 and 2019, together with private placements and other transactions that have occurred, may have triggered such ownership changes. We conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and the amount of NOL carryforwards and R&D tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the NOL carryforwards and R&D tax credits before they expire. In addition, certain states have in the past suspended use of NOL carryforwards for certain taxable years (including Connecticut which currently limits the use of NOL carryforwards by 50% and without limitation legislation enacted by California in June 2020 that suspends the use of California NOLs and limits the use of California R&D tax credits for certain years), and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, limitations on our ability to use NOL carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Further, beginning in our tax year ending December 31, 2022, as a result of the TCJA, current R&D expenditures incurred in the United States must be capitalized for tax purposes, and amortized over a period of five years (fifteen years in the case of R&D performed outside the United States). As such, the deferred tax asset for intangible assets will materially increase in lieu of NOL carryforwards, offset by a change in valuation allowance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 36,000 square feet of office space in Stamford, Connecticut under leases that expire in December 2023. We believe that the office space in Stamford is suitable and adequate to meet our current needs and to allow for expansion as we increase our headcount. However, we are currently reviewing our options for 2024 and beyond, and no final decision has been made as of this filing. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K.

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

Stockholders

As of March 2, 2023, there were 32 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Nasdaq Composite Index, and (ii) the Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2017 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Cara
NASDAQ Biotech Index
NASDAQ Composite Index

Cumulative Total Return

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Cara Therapeutics, Inc.	100.00	106.21	131.62	123.61	99.51	87.75
Nasdaq Biotechnology	100.00	90.68	112.81	141.78	140.88	125.52
Nasdaq Composite	100.00	96.12	129.97	186.69	226.63	151.61

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of ours under the Securities Act, except as shall be expressly set forth by specific reference to such filing.

Recent Sales of Unregistered Securities

None.

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

Overview

Introduction

We are a commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our KORSUVA injection is the first and only FDA approved treatment for moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. We are developing an oral formulation of difelikefalin and have initiated Phase 3 programs for the treatment of pruritus in patients with NDD-CKD and AD. We have also initiated a Phase 2/3 program of oral difelikefalin for the treatment of moderate-to-severe pruritus in patients with NP.

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis in the United States. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP).

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, and Denmark have commenced and we expect the remaining EU countries to launch in 2023. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as in Singapore and Canada under the brand name KORSUVA. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA.

In 2018, we entered into a licensing and collaboration agreement with Vifor Fresenius Medical Care Renal Pharma Ltd. In 2020, we entered into a second licensing and collaboration agreement, along with stock purchase agreements, with Vifor International. In May 2022, Vifor International assigned its rights and obligations under the license agreement and a supply agreement, as permitted under the agreements, to Vifor Fresenius Medical Care Renal Pharma Ltd. Our rights and obligations under these agreements were unaffected by this assignment, and the assignment did not affect our economic rights under the agreements with Vifor International.

In August 2022, Vifor Pharma Group (which includes Vifor International) was acquired by CSL Limited and subsequently renamed CSL Vifor as part of the acquisition. The acquisition of Vifor Pharma Group did not affect any of the Company’s rights and obligations pursuant to these agreements.

We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). CSL Vifor is a leading nephrology organization with a significant presence in nephrology offices and dialysis centers. In the United States, we launched KORSUVA injection into a highly concentrated market. The dialysis market is dominated by two LDOs, Fresenius Medical Care, or FMC, and DaVita, which combined control about 75% of the market. In addition, reimbursement is dominated by Medicare which covers about 80% of the CKD hemodialysis patients. Outside of the United States., the dialysis market is not dominated by any corporate dialysis companies and is much more fragmented than in the United States. Furthermore, each country has its own unique reimbursement system for hemodialysis patients.

We have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection and Kapruvia. Our strategy is focused on maximizing the potential and utility of oral difelikefalin across our two core franchises: nephrology and medical dermatology. We have an active late-stage pipeline of oral difelikefalin that address broad, underserved, significant markets in nephrology and dermatology. We have three potentially pivotal programs underway for chronic pruritus in: a) NDD-CKD; b) AD; and c) NP.

Based on our completed Phase 2 trials and successful End of Phase 2 meetings with the FDA, we initiated two Phase 3 clinical programs of oral difelikefalin for the treatment of chronic pruritus, one in NDD-CKD and the other in AD, in the first quarter of 2022, as well as a Phase 2/3 program of oral difelikefalin for the treatment of moderate-to-severe pruritus in NP in the first quarter of 2023.

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

KORSUVA Injection U.S. Launch Progress

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, LDOs came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. Specifically, Fresenius placed large orders to drive the trial and adoption of KORSUVA injection across its entire network of clinics. In the third quarter of 2022, CSL Vifor also contracted the sales force of Fresenius Renal Pharmaceuticals, a division of Fresenius Medical Care North America, to complement CSL Vifor’s sales force in selling into Fresenius clinics in the United States. After the initial inventory building at both the wholesaler and certain clinics (primarily, Fresenius), we have started to see shipments to dialysis organizations reflect true end-user demand versus the stocking activity seen in prior quarters.

Collaboration and License Agreements

Vifor (International) Ltd., or Vifor International

In October 2020, we entered into Vifor Agreement No. 1, under which we granted Vifor International an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under Vifor Agreement No. 1, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA (difelikefalin) injection in the United States.

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

In connection with Vifor Agreement No. 1, we also have the Vifor International Supply Agreement, pursuant to which we retain the right to make and have made KORSUVA injection, on a non-exclusive basis, worldwide for commercial sale of KORSUVA injection for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients and for supply of Licensed Product to Vifor International. The supply price is our COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor International Supply Agreement will co-terminate with Vifor Agreement No. 1.

Vifor Agreement No. 1 provides full commercialization rights in dialysis clinics to Vifor International in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, we are generally entitled to 60% of the net profits (as defined in Vifor Agreement No. 1) from sales of KORSUVA injection in the United States and Vifor International is entitled to 40% of such net profits (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by Vifor Agreement No. 2, as defined below), subject to potential temporary adjustment in future years based on certain conditions. Under Vifor Agreement No. 1, in consideration of Vifor International’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we pay a marketing and distribution fee to Vifor International based on the level of annual net sales. This fee as well as Vifor International’s COGS are deducted from net sales in calculating the net profits that are subject to the profit-sharing arrangement under Vifor Agreement No. 1.

Vifor Agreement No. 1 will continue in effect until its expiration upon the cessation of commercial sale of KORSUVA injection in the United States by Vifor International and its affiliates and sublicensees, or until the earlier termination of the Vifor Agreement No. 1.

In connection with Vifor Agreement No. 1, the parties entered into the Vifor Stock Purchase Agreement governing the issuance of our common stock to Vifor International. Pursuant to the Vifor Stock Purchase Agreement, Vifor International was subject to certain restrictions on transacting in our common stock which restrictions expired on October 15, 2022.

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, we entered into Vifor Agreement No. 2 with Vifor Fresenius Medical Care Renal Pharma Ltd. under which we have granted Vifor Fresenius Medical Care Renal Pharma Ltd. a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retained full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the United States except in the dialysis clinics of FMCNA where Vifor Fresenius Medical Care Renal Pharma Ltd. will promote KORSUVA injection under a profit-sharing arrangement.

Upon entry into Vifor Agreement No. 2, we received a non-refundable, non-creditable $50.0 million upfront payment for the purchase of an aggregate of 1,174,827 shares of our common stock at a price of $17.024 per share, which represented a premium over a pre-determined average closing price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement.

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, we received a $15.0 million regulatory milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. under Vifor Agreement No. 2, which was recorded as license and milestone fees revenue for the year ended December 31, 2022.

After U.S. regulatory approval of KORSUVA injection in August 2021, we received a $15.0 million regulatory milestone payment which was recorded as license and milestone fees revenue for the year ended December 31, 2021.

We are eligible to receive from CSL Vifor commercial milestone payments in the aggregate of up to $440.0 million, all of which milestones are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, CSL Vifor will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the Vifor Agreement No. 2) based on net FMCNA clinic sales (as defined in Vifor Agreement No. 2) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions.

In connection with Vifor Agreement No. 2, we also have the Vifor Supply Agreement, pursuant to which we retain the right to make and have made KORSUVA (difelikefalin) injection worldwide (excluding the United States, Japan and South Korea), or the Territory, for commercial sale by Vifor Fresenius Medical Care Renal Pharma Ltd. in or outside the Territory, and for supply of KORSUVA (difelikefalin) injection to Vifor Fresenius Medical Care Renal Pharma Ltd. The supply price is our COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with Vifor Agreement No. 2.

In January 2023, Vifor Fresenius Medical Care Renal Pharma Ltd. and Winhealth Pharma signed a long-term exclusive licensing agreement for the co-development and commercialization of KORSUVA injection for the treatment of moderate-to-severe pruritus in adult patients undergoing hemodialysis in China.

Maruishi Pharmaceutical Co., Ltd., or Maruishi

In April 2013, we entered into the Maruishi Agreement under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop difelikefalin and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

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

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, we met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, we received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021. As of the date of this filing, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any, and tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Chong Kun Dang Pharmaceutical Corporation, or CKDP

In April 2012, we entered into the CKDP Agreement under which we granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in South Korea. CKDP is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in South Korea. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). During the year ended December 31, 2020, we received a milestone payment of $0.6 million (net of South Korean withholding tax) from CKDP, as set forth in the CKDP Agreement, for completion of a Phase 3 trial for uremic pruritus in the United States. As of the date of this filing, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Polypeptide Laboratories S.A., or PPL

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

Enteris Biopharma, Inc., or Enteris

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the years ended December 31, 2022, 2021 and 2020, we paid $5.0 million, $15.0 million, and $5.0 million, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement, which were recorded in R&D expense for the respective periods.

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

Patheon UK Limited, or Patheon

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

The MSA has an initial term ending December 31, 2024, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless either party gives notice of its intention to terminate the MSA at least 18 months prior to the end of the then current term.

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

Components of Operating Results

The following discussion sets forth certain components of our Statements of Comprehensive Loss as well as factors that impact those items or could impact those items in the future.

Revenue

To date, we generate revenue primarily from (1) collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) the receipt of upfront license fees and milestone payments; (4) royalty revenue in conjunction with sales of Kapruvia in Europe; and (5) clinical compound sales from certain license agreements. We are eligible to receive sales-based milestones in the future in accordance with certain licensing agreements.

To date, we have earned a total of $116.5 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, collaborative revenue from our share of the profit generated by KORSUVA injection sales, and royalty revenue.

We commenced our commercial launch of KORSUVA injection for the treatment of pruritus in adult patients undergoing hemodialysis in the United States in April 2022 following FDA approval of KORSUVA injection in August 2021. Commercial launches in Austria, Germany, Sweden, and Denmark have commenced and we expect the remaining EU countries to launch in 2023.

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the United States, the number of new patients switching to KORSUVA injection, patient retention and demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. CMS expressed in its written communication to us and CSL Vifor, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. However, there is no assurance that KORSUVA injection will be able to maintain its price established during the TDAPA period in the post-TDAPA timeframe, which could significantly impact our revenues in future periods.

In June 2022, in its Calendar Year 2023 ESRD PPS proposed rule, CMS issued a request for information, or RFI, to seek input on potential methodologies to add additional money through an add-on adjustment methodology for certain TDAPA drugs that enter the prospective payment system in an existing functional category. The options included in the RFI, if proposed and ultimately approved through Notice and Comment Rulemaking, could result in the provision of additional payments for KORSUVA injection post-TDAPA. Further, in November 2022, CMS published a Calendar Year 2023 ESRD PPS final rule that will, among others, update Medicare payment policies and rates for renal dialysis services. This final rule rebases and revises ESRD bundled market basket to a 2020 base year, updates the labor-related share, changes the ESRD PPS methodology for calculating the outlier threshold for adult patients, applies a permanent 5% cap on decreases in the ESRD PPS wage index, and increases the wage index floor. Also in the final rule, with regard to the RFI in the June 2022 proposed rule, CMS noted that most commenters expressed support for an add-on payment adjustment for new renal dialysis drugs to improve patient access to innovative drugs and that CMS intends to take the received comments into consideration during potential future policy development. As this is an RFI, these provisions have not been proposed or implemented as a rule and there is no guarantee that CMS will formally propose a change in policy in the form presented in the RFI.

As of December 31, 2022, Vifor International owned 7,396,770, or 13.7%, of our common stock. CSL Vifor and its affiliates are all considered related parties as of December 31, 2022 and 2021 (see Note 20 of Notes to Financial Statements, Related Party Transactions, in this Annual Report on Form 10-K).

Cost of Goods Sold (COGS)

COGS includes costs related to sales of our commercial product, KORSUVA injection, to CSL Vifor. Costs related to the sales of KORSUVA injection are generally recognized upon receipt of shipment by CSL Vifor. Our COGS for KORSUVA injection include the cost of producing commercial product that correspond with commercial supply revenue, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability, and quality testing. The related COGS for CSL Vifor associated with the net profit share arrangement as well as the marketing and distribution fee for the applicable period reduces our profit share revenue for the period.

In January 2022, we recorded commercial supply revenue of $2.3 million, with no associated COGS as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. For the remainder of 2022, we recorded commercial supply revenue of $7.9 million, with associated COGS of $7.3 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. We expect our COGS to increase as CSL Vifor generates additional sales of KORSUVA injection in the future.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses for 2023 will be higher than 2022. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical and clinical studies of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

We anticipate that our general and administrative expenses for 2023 will be consistent with 2022 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, and accountants. In addition, if oral difelikefalin or any future product candidate obtains regulatory approval for marketing, we may incur expenses associated with building sales and marketing, commercial operations, and market access teams.

Our license agreements with CSL Vifor provide full U.S. commercialization rights of KORSUVA injection to CSL Vifor under profit-sharing arrangements. Under these profit-sharing arrangements, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we pay a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee as well as CSL Vifor’s COGS are deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement (see Note 12 of Notes to Financial Statements, Collaboration and Licensing Arrangements, in this Annual Report on Form 10-K).

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

Further, beginning in our tax year ending December 31, 2022, as a result of the TCJA, current R&D expenditures incurred in the United States must be capitalized for tax purposes, and amortized over a period of five years (fifteen years in the case of R&D performed outside the United States). As such, the deferred tax asset for intangible assets will materially increase in lieu of NOL carryforwards, offset by a change in valuation allowance.

In March 2020, former President Trump signed into law the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) included a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to our history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision for the years ended December 31, 2022, 2021 and 2020, as the corporate income tax relief was directed towards cash taxpayers.

Results of Operations

Comparison of the years ended December 31, 2022, 2021 and 2020

Revenue

	Year Ended December 31,
	2022		2021		2020

	Dollar amounts in thousands
		% change		% change
Collaborative revenue	$16,572	2,248%	$706	N/A	$—
License and milestone fees	15,000	(29)%	21,223	(84)%	134,439
Commercial supply revenue	10,223	1,358%	701	N/A	—
Royalty revenue	72	N/A	—	N/A	—
Clinical compound revenue	—	(100)%	398	(38)%	643
Total revenue	$41,867	82%	$23,028	(83)%	$135,082

Collaborative Revenue

Collaborative revenue of $16.6 million for the year ended December 31, 2022 was related to our share of the profit from CSL Vifor’s sales of KORSUVA injection to third parties in the United States.

Collaborative revenue of $0.7 million for the year ended December 31, 2021 was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

There was no collaborative revenue for the year ended December 31, 2020.

License and milestone fee revenue

License and milestone fees revenue of $15.0 million for the year ended December 31, 2022 was related to the regulatory milestone payment earned from CSL Vifor for the approval of Kapruvia by the European Commission in April 2022.

License and milestone fees revenue of $21.2 million for the year ended December 31, 2021 was related to a milestone payment of $15.0 million we earned upon the regulatory approval of KORSUVA injection in August 2021, a $5.0 million premium on the common stock purchased by Vifor International as part of the KORSUVA injection approval milestone, and a milestone payment of $1.2 million that we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license fee performance obligation under the Maruishi Agreement (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

License and milestone fees revenue of $134.4 million for the year ended December 31, 2020 was related to license fees of $111.6 million earned by us in connection with Vifor Agreement No. 1 that we entered into in October 2020, license fees of $22.3 million earned by us in connection with Vifor Agreement No. 2, and $0.6 million (net of South Korean withholding taxes) earned by us for achieving a development milestone under the CKDP Agreement (see Notes 12 and 13 of Notes to Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

Commercial Supply Revenue

Commercial supply revenue of $10.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, was related to sales of KORSUVA injection to CSL Vifor. We and CSL Vifor began commercializing KORSUVA injection in the United States in December 2021 and commercial launch began in April 2022. There was no commercial supply revenue for the year ended December 31, 2020.

Royalty revenue

Royalty revenue of approximately $72,000 for the year ended December 31, 2022 was related to our royalties on the net sales of Kapruvia in Europe. There was no royalty revenue for the years ended December 31, 2021 and 2020.

Clinical compound revenue

There was no clinical compound revenue for the year ended December 31, 2022. Clinical compound revenue of $0.4 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively, was related to the sales of clinical compound to Maruishi and CSL Vifor (see Note 13 of Notes to Financial Statements, Revenue Recognition, in this Annual Report on Form 10-K).

Cost of Goods Sold (COGS)

	Year Ended December 31,
	2022			2021			2020

	Dollar amounts in thousands
		% change			% change
Cost of Goods Sold	$7,266	N/A	%	$—	N/A	%	$—

COGS of $7.3 million for the year ended December 31, 2022 was related to commercial supply revenue for KORSUVA injection sales to CSL Vifor, as commercialization of KORSUVA injection began in April 2022. As a result, no associated COGS was recorded for commercial supply revenue of $2.3 million in January 2022 as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection, and accordingly, were expensed as incurred (see Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Inventories and Cost of Goods Sold (COGS), in this Annual Report on Form 10-K).

Research and Development (R&D) Expense

	Year Ended December 31,
	2022		2021		2020

	Dollar amounts in thousands
		% change		% change
Direct clinical trial costs	$48,668	56%	$31,261	(55)%	$68,937
Consultant services in support of clinical trials	5,467	16%	4,708	(19)%	5,792
Stock-based compensation	7,987	(4)%	8,327	2%	8,197
Depreciation and amortization	120	(3)%	123	10%	112
Other R&D operating expenses	29,637	(23)%	38,282	54%	24,813
Total R&D expense	$91,879	11%	$82,701	(23)%	$107,851

For the year ended December 31, 2022 compared to the year ended December 31, 2021, the net increase in direct clinical trial costs and related consultant costs primarily resulted from increases totaling $22.2 million, mainly from increases in clinical trial spend related to our two oral difelikefalin Phase 3 programs (NDD-CKD and AD), and other general costs associated with our oral programs. These increases were partially offset by decreases of $5.0 million, mainly from the Phase 2 efficacy trials for pruritus associated with AD-aP and NP. Other R&D operating expenses in the year ended December 31, 2022 and 2021 included milestones of $5.0 million and $15.0 million, respectively, earned by Enteris, which were primarily offset by increases payroll and related costs and travel costs.

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

The following table summarizes our R&D expenses by product candidate for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020

	Dollar amounts in thousands
		% change		% change
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$6,692	(31)%	$9,736	(78)%	$44,026
Oral difelikefalin - Pruritus	47,814	86%	25,761	(16)%	30,491
Other	—	(100)%	18	(85)%	123
Internal research and development expenses/milestone payments[1]	37,373	(21)%	47,186	42%	33,211
Total research and development expenses	$91,879	11%	$82,701	(23)%	$107,851

_______________________________

1 Includes milestone payments of $5.0 million, $15.0 million and $5.0 million to Enteris for the years ended December 31, 2022, 2021 and 2020, respectively.

General and Administrative (G&A) Expense

	Year Ended December 31,
	2022		2021		2020

	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$6,322	36%	$4,642	21%	$3,841
Stock-based compensation	9,747	(22)%	12,459	88%	6,638
Depreciation and amortization	128	3%	125	29%	97
Other G&A operating expenses	14,060	15%	12,184	8%	11,270
Total G&A expense	$30,257	3%	$29,410	35%	$21,846

For the year ended December 31, 2022 compared to the year ended December 31, 2021, the increase in professional fees and public/investor relations expenses was primarily the result of an increase in consultants’ costs, and accounting and auditing fees for the period. The decrease in stock-based compensation expense was primarily related to the higher expense relating to the modification of our former CEO’s equity awards in November 2021 versus amounts recorded for the modification in the 2022 period. The increase in other G&A operating expenses was primarily the result of increases in payroll related costs.

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

Other Income, Net

	Year Ended December 31,
	2022		2021		2020

	Dollar amounts in thousands
		% change		% change
Other income, net	$2,061	221%	$642	(72)%	$2,334

For the year ended December 31, 2022 compared to the year ended December 31, 2021, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the year ended December 31, 2022 and a decrease in net amortization expense of available-for-sale marketable securities.

For the year ended December 31, 2021 compared to the year ended December 31, 2020, the decrease in other income, net was primarily due to an increase in net amortization expense of available-for-sale marketable securities and a decrease in interest income resulting from a lower yield on our portfolio of investments in the 2021 period.

We reviewed our available-for-sale debt securities as of December 31, 2022, 2021 and 2020 and determined that no credit loss expense was necessary as a result of unrealized losses on various securities not being considered material individually or in aggregate, and we expect that the cost basis of these available-for-sale securities is recoverable. We do not expect that unrealized losses on our available-for-sale debt securities will impact our liquidity in the short-term or long-term since our investments all mature at various dates through November 2024 based on capital requirements, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.

Benefit from Income Taxes

For the years ended December 31, 2022, 2021 and 2020, pre-tax (losses) income was $(85.5) million, $(88.4) million and $7.7 million, respectively. For each of the years ended December 31, 2022 and 2021, we did not recognize a benefit from income taxes. Because our revenue in 2020 exceeded $70.0 million, we were not eligible to exchange our 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the year ended December 31, 2021. We do not expect to qualify for a Connecticut R&D tax credit for the year ended December 31, 2022. For the year ended December 31, 2020, we qualified to receive a refund of the Connecticut R&D tax credit, therefore we recognized a benefit from income taxes of $0.7 million.

The benefit from income taxes relates to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, as discussed above. We recognized a full valuation allowance against deferred tax assets at December 31, 2022, 2021 and 2020. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for years ended December 31, 2022, 2021 and 2020.

Cash Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, and clinical costs related to the oral difelikefalin program.

As of December 31, 2022, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements
	Total	Less than 1 Year	1-2 Years
Operating lease obligations(1)	$1,992	$1,992	$—
Manufacturing purchase obligations(2)	8,790	8,790	—
Other obligations(3)	408	408	—
Total	$11,190	$11,190	$—
(1)	Operating lease obligations relate to our Stamford operating leases entered into in December 2015 and amended in June 2020 and continue through December 2023. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our operating lease obligations.
(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through December 31, 2023. We expect the majority of this capacity reservation will be reimbursed in accordance with the supply agreement with CSL Vifor. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit under our leases for office space in Stamford, Connecticut. See Note 8 of Notes to Financial Statements, Restricted Cash, in this Annual Report on Form 10-K for details about our letter of credit associated with our Stamford operating leases.

As we anticipate revenue increasing in the short-term and long-term with the commercialization of KORSUVA injection and Kapruvia, our costs of manufacturing will also increase.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future potential payments that were considered cash requirements in the table above as of December 31, 2022. During the years ended December 31, 2022, 2021 and 2020, we made milestone payments of $5.0 million, $15.0 million, and $5.0 million, respectively, to Enteris. See Note 18 of Notes to Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our Enteris License Agreement.

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $85.5 million and $88.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $566.2 million. Although we generated net income for the year ended December 31, 2020 as a result of a commercial license transaction, we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we and our partner CSL Vifor expand the commercial launch of KORSUVA injection and Kapruvia and to develop and seek marketing approval for oral difelikefalin. However, we will not incur any material commercial costs on KORSUVA injection and Kapruvia due to the licensing agreements with CSL Vifor. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with CSL Vifor, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

The successful commercialization of KORSUVA injection and Kapruvia and the successful development of any of our other product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to successfully commercialize KORSUVA injection and Kapruvia, complete the development of oral difelikefalin or our other current and future programs. We are also unable to predict when, if ever, we will generate any further material net cash inflows from difelikefalin. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of oral difelikefalin or any of our future product candidates would significantly change the costs and timing associated with the development of that product candidate. Further, the timing of any of the above may be impacted by the COVID-19 pandemic, introducing additional uncertainty.

Although commercial launch of KORSUVA injection began in the United States in April 2022, and commercial launch of Kapruvia in the EU has commenced in Austria, Germany, Sweden, and Denmark, the remaining EU countries are expected to launch in 2023. Our other product candidates are still in clinical development and since the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization of KORSUVA injection and Kapruvia and the development and commercialization of our other product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with CSL Vifor, Maruishi and CKDP.

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide resulting from the COVID-19 pandemic and its variants and geopolitical tensions, such as Russia’s incursion into Ukraine, which resulted in a global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $884.4 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $250.2 million under our license and supply agreements (including commercial supply sales and royalty payments), primarily with CSL Vifor, Maruishi, CKDP, and an earlier product candidate for which development efforts ceased in 2007; (4) our share of the profit generated by KORSUVA injection sales of $16.6 million; and (5) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with CSL Vifor (see Note 12 of Notes to Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10-K).

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

On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering pursuant to the Shelf Registration statement. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the year ended December 31, 2022.

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

Under Vifor Agreement No. 1, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from Vifor International in exchange for the issuance of 3,282,391 shares of our common stock to Vifor International as a result of the regulatory approval of KORSUVA injection in August 2021. As of December 31, 2022, we have received $50.0 million of regulatory milestones from Vifor International.

Under Vifor Agreement No. 2, we are eligible to receive commercial milestone payments in the aggregate of up to $440.0 million, all of which are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. In June 2022, we received a $15.0 million milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. as a result of the regulatory approval of Kapruvia by the European Commission in April 2022. In October 2021, we received a $15.0 million milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. as a result of the regulatory approval of KORSUVA injection in August 2021. As of December 31, 2022, we have received $30.0 million of regulatory milestones from Vifor Fresenius Medical Care Renal Pharma Ltd.

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing difelikefalin in Japan, if any, and share in any sub-license fees. In May 2021, we received a $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan in January 2021. As of the date of this filing, we have received $4.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestone from Maruishi.

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees. As of the date of this filing, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received under the CKDP Agreement.

In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. CMS expressed in its written communication to us and CSL Vifor, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. Commercial launch of KORSUVA injection commenced in April 2022 and we began recording associated profit-sharing revenues in the second quarter of 2022. As a result of the European Commission’s approval of Kapruvia in April 2022, the commercial launch of Kapruvia in the EU has commenced in Austria, Germany, Sweden, and Denmark, and we expect the remaining EU countries to launch in 2023.

Our ability to earn these payments and their timing is dependent upon the outcome of I.V. and oral difelikefalin development activities and successful commercialization of KORSUVA injection. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

We expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including collaborative revenue from our share of the profit from KORSUVA injection, will be sufficient to fund our currently anticipated operating plan into at least the first half of 2024. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	Dollar amounts in thousands
Net cash used in operating activities	$(78,730)	$(60,087)	$(5,487)
Net cash provided by (used in) investing activities	128,707	(4,751)	(20,275)
Net cash provided by financing activities	311	46,608	39,140
Net increase (decrease) in cash, cash equivalents and restricted cash	$50,288	$(18,230)	$13,378

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2022 consisted primarily of a net loss of $85.5 million and a $12.9 million cash outflow from net changes in operating assets and liabilities, partially offset by a $19.7 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of an increase in prepaid expenses of $13.7 million, primarily related to an increase in prepaid clinical costs, an increase of $3.3 million in accounts receivable, net – related party primarily relating to amounts due from CSL Vifor from our share of the profit generated by KORSUVA injection sales and for commercial supply of KORSUVA injection to CSL Vifor, and a cash outflow of $1.8 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by cash inflows of $5.7 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of stock-based compensation expense of $17.7 million, and the amortization expense component of lease expense of $1.4 million relating to our Stamford operating leases.

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

Net cash used in operating activities for the year ended December 31, 2020 consisted primarily of a $7.4 million cash outflow from net changes in operating assets and liabilities and a $6.5 million cash outflow from net non-cash charges, partially offset by net income of $8.4 million (which includes $111.6 million of licensing and milestone fees revenue from Vifor Agreement No. 1). Net non-cash charges primarily consisted of a decrease of $22.3 million in deferred revenue associated with Vifor Agreement No. 2, partially offset by stock-based compensation expense of $14.8 million and the amortization expense component of lease expense of $0.8 million relating to our Stamford operating leases. The change in operating assets and liabilities primarily consisted of a cash outflow of $3.2 million from an increase in prepaid expenses, primarily related to an increase in prepaid clinical costs, a cash outflow of $2.8 million from a decrease in accounts payable and accrued expenses, and a cash outflow of $1.1 million relating to operating lease liabilities associated with our Stamford operating leases.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $128.7 million for the year ended December 31, 2022, which primarily included cash inflows of $224.4 million from maturities and redemptions of available-for-sale marketable securities, partially offset by cash outflows of $95.7 million for the purchases of available-for-sale marketable securities.

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

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted of $0.3 million received from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds of $45.0 million from the sale of our common stock relating to Vifor International upon the achievement of a milestone, and $1.6 million received from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds of $38.4 million from the sale of our common stock to Vifor International, and $0.7 million received from the exercise of stock options.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of financial condition and results of operations require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our financial statements.

We define our critical accounting estimates as those subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply U.S. GAAP.

Revenue Recognition

During the year ended December 31, 2022, we began earning collaborative revenue from our share of the profit generated by KORSUVA injection sales to third parties in the United States by CSL Vifor. Our collaborative revenues generated from sales of KORSUVA injection in the United States are considered akin to sales-based royalties. In accordance with the sales-based royalty exception, we recognize our share of the pre-tax commercial net profit generated from the sales of KORSUVA injection in the United States in the period the product sales are earned, as reported by CSL Vifor. The related COGS for CSL Vifor associated with the net profit share arrangement as well as the marketing and distribution fee for the applicable period reduces our profit share revenue for the period. The net sales amounts are determined based on amounts provided by CSL Vifor and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, and chargebacks, which could be adjusted based on actual results in the future.

We considered this to be a critical accounting estimate because our share of the profit generated by KORSUVA injection sales is subject to estimation and uncertainty as we are dependent on CSL Vifor for timely and accurate information regarding the net revenues from sales of KORSUVA injection in the United States in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20, or ASC 606, to accurately report our results of operations. If we do not receive timely and accurate information from CSL Vifor, or CSL Vifor incorrectly estimates allowance activity levels associated with the profit share arrangement at a given point in time, we could be required to record adjustments in future periods, which could be material to our financial statements (see Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Revenue Recognition, in this Annual Report on Form 10-K). As 2022 was our first year as a commercial company, there are no prior period comparisons for us to make.

Accounting Pronouncements Recently Adopted; Recent Accounting Pronouncements Not Yet Adopted

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements. Refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K, for a full description of accounting pronouncements recently adopted, and issued but not yet adopted, if applicable.

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

As of December 31, 2022, we had invested $93.0 million of our cash reserves in such marketable securities. Those marketable securities included $93.0 million of investment grade debt instruments with a yield of approximately 2.01% and maturities through November 2024. As of December 31, 2021, we had invested $223.3 million of our cash reserves in such marketable securities. Those marketable securities included $223.3 million of investment grade debt instruments with a yield of approximately 0.28% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of December 31, 2022 and 2021, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. As of December 31, 2022, the aggregate unrealized losses on our available-for-sale marketable securities were $1.7 million. For the years end December 31, 2022, 2021 and 2020, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Notes 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Concentration of Credit Risk and Marketable Securities, and Note 3 of Notes to Financial Statements, Available-for-Sale Marketable Securities, in this Annual Report on Form 10-K for further discussion and applicable tabular presentations.

As of December 31, 2022, we had accounts receivable, net – related party from CSL Vifor of $3.3 million primarily for our share of the profit generated by KORSUVA injection sales and commercial supply revenues. We believe that credit risk associated with CSL Vifor is not significant. We review the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. We had an insignificant allowance for credit losses as of December 31, 2022. Refer to Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies – Concentration of Credit Risk and Accounts Receivable, Net – Related Party.

As of December 31, 2021, we did not have material balances of receivables on our Balance Sheets.

Item 8. Financial Statements and Supplementary Data.

Cara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cara Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2023 expressed an unqualified opinion thereon.

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

Profit-sharing revenue

allowances related to prompt payment discounts, chargebacks, volume rebates and wholesaler fees, which is used by the Company to record collaboration revenue. The Company relies on Vifor to provide complete and accurate information related to the profit-sharing calculation. For the year end December 31, 2022, the Company recognized collaboration revenue of $16.6 million from Vifor.

collected, as the revenue is net of estimates of prompt payment discounts, chargebacks, volume rebates and wholesaler fees.

Description of the Matter

As discussed in Note 13 to the financial statements, during 2022 the Company recorded revenue from the sales of KORSUVA injection by a customer to third parties in the United States. The Company is entitled to share in the profits from the sales of KORSUVA injection which are calculated by the customer net of discounts, rebates, and other applicable deductions.

The amount of revenue the Company recognizes requires the customer to make estimates and judgements to calculate the allowances related to prompt payment discounts, chargebacks, volume rebates and wholesaler fees. For the year end December 31, 2022, the Company recognized $16.6 million of revenue related to the profit sharing.

Auditing the Company’s net profit share required judgment due to the limited sales history and limited information regarding the calculated net profit available from the customer. Additionally, the profit calculated by the customer involves estimating prompt payment discounts, chargebacks, volume rebates and wholesaler fees.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the revenue recognition process, including controls over management’s review of the underlying estimates noted above and other inputs including sales volume used by the customer to calculate the net profit sharing amount.

To test the amount of revenue recognized, we, among other things, reperformed management’s analysis of the estimates of prompt payment discounts, chargebacks, volume rebates and wholesaler fees and also the sales volume for the period utilized in the calculation. We also confirmed the activity and balances directly with the customer.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Stamford, Connecticut

March 6, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cara Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cara Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 6, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

March 6, 2023

CARA THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$63,741	$13,453
Marketable securities	81,658	153,582
Accounts receivable, net - related party	3,260	—
Inventory, net	2,383	2,584
Income tax receivable	697	697
Other receivables	496	455
Prepaid expenses	16,267	2,519
Restricted cash	408	—
Total current assets	168,910	173,290
Operating lease right-of-use assets	1,551	2,973
Marketable securities, non-current	11,350	69,754
Property and equipment, net	426	631
Restricted cash, non-current	—	408
Total assets	$182,237	$247,056
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,540	$15,861
Operating lease liabilities, current	1,918	1,755
Total current liabilities	23,458	17,616

Operating lease liabilities, non-current	—	1,918
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021, zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2022 and December 31, 2021, 53,797,341 shares and 53,480,812 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	53	53
Additional paid-in capital	726,630	708,585
Accumulated deficit	(566,232)	(480,758)
Accumulated other comprehensive loss	(1,672)	(358)
Total stockholders’ equity	158,779	227,522
Total liabilities and stockholders’ equity	$182,237	$247,056

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Collaborative revenue	$16,572	$706	$—
License and milestone fees	15,000	21,223	134,439
Commercial supply revenue	10,223	701	—
Royalty revenue	72	—	—
Clinical compound revenue	—	398	643
Total revenue	41,867	23,028	135,082
Operating expenses:
Cost of goods sold	7,266	—	—
Research and development	91,879	82,701	107,851
General and administrative	30,257	29,410	21,846
Total operating expenses	129,402	112,111	129,697
Operating (loss) income	(87,535)	(89,083)	5,385
Other income, net	2,061	642	2,334
(Loss) income before income tax benefit	(85,474)	(88,441)	7,719
Income tax benefit	—	—	691
Net (loss) income	$(85,474)	$(88,441)	$8,410
Net (loss) income per share:
Basic	$(1.59)	$(1.74)	$0.18
Diluted	$(1.59)	$(1.74)	$0.18
Weighted average shares:
Basic	53,653,564	50,718,765	47,413,250
Diluted	53,653,564	50,718,765	47,915,030
Other comprehensive loss, net of tax of $0:
Change in unrealized losses on available-for-sale marketable securities	(1,314)	(431)	(97)
Total comprehensive (loss) income	$(86,788)	$(88,872)	$8,313

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2019	46,720,225	$47	$587,223	$(400,727)	$170	$186,713
Sale of common stock under license agreement with Vifor International ($17.0094 per share)	2,939,552	3	38,446	—	—	38,449
Stock-based compensation expense	—	—	12,486	—	—	12,486
Shares issued upon exercise of stock options	55,852	—	691	—	—	691
Shares issued upon vesting of restricted stock units	156,584	—	2,349	—	—	2,349
Net income	—	—	—	8,410	—	8,410
Other comprehensive loss	—	—	—	—	(97)	(97)
Balance at December 31, 2020	49,872,213	$50	$641,195	$(392,317)	$73	$249,001
Sale of common stock under license agreement with Vifor International ($15.23 per share)	3,282,391	3	44,966	—	—	44,969
Stock-based compensation expense	—	—	17,850	—	—	17,850
Shares issued upon exercise of stock options	136,787	—	1,639	—	—	1,639
Shares issued upon vesting of restricted stock units	189,421	—	2,935	—	—	2,935
Net loss	—	—	—	(88,441)	—	(88,441)
Other comprehensive loss	—	—	—	—	(431)	(431)
Balance at December 31, 2021	53,480,812	$53	$708,585	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	14,345	—	—	14,345
Shares issued upon exercise of stock options	48,307	—	311	—	—	311
Shares issued upon vesting of restricted stock units	268,222	—	3,389	—	—	3,389
Net loss	—	—	—	(85,474)	—	(85,474)
Other comprehensive loss	—	—	—	—	(1,314)	(1,314)
Balance at December 31, 2022	53,797,341	$53	$726,630	$(566,232)	$(1,672)	$158,779

See Notes to Financial Statements.

CARA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net (loss) income	$(85,474)	$(88,441)	$8,410
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	17,734	20,785	14,835
Depreciation and amortization	248	248	209
Amortization expense component of lease expense	1,422	1,306	806
Amortization of available-for-sale marketable securities, net	264	861	154
Realized gain on sale of available-for-sale marketable securities	—	(39)	(272)
Realized gain on sale of property and equipment	—	(70)	—
Deferred revenue	—	—	(22,262)
Changes in operating assets and liabilities:
Accounts receivable, net - related party	(3,260)	—	—
Inventory, net	201	(2,584)	—
Income tax receivable	—	810	(691)
Other receivables	(41)	102	414
Prepaid expenses	(13,748)	9,557	(3,213)
Accounts payable and accrued expenses	5,679	(1,020)	(2,784)
Operating lease liabilities	(1,755)	(1,602)	(1,093)
Net cash used in operating activities	(78,730)	(60,087)	(5,487)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	220,435	173,484	144,320
Proceeds from redemptions of available-for-sale marketable securities, at par	4,000	20,500	27,035
Proceeds from sale of available-for-sale marketable securities	—	10,029	41,600
Purchases of available-for-sale marketable securities	(95,685)	(208,795)	(232,881)
Purchases of property and equipment	(43)	(39)	(349)
Proceeds from sale of property and equipment	—	70	—
Net cash provided by (used in) investing activities	128,707	(4,751)	(20,275)
Financing activities
Proceeds from the exercise of stock options	311	1,639	691
Proceeds from the sale of common stock under license agreement with Vifor International	—	44,969	38,449
Net cash provided by financing activities	311	46,608	39,140
Net increase (decrease) in cash, cash equivalents and restricted cash	50,288	(18,230)	13,378
Cash, cash equivalents and restricted cash at beginning of period	13,861	32,091	18,713
Cash, cash equivalents and restricted cash at end of period	$64,149	$13,861	$32,091

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

In August 2021, the Company received U.S. Food and Drug Administration, or FDA, approval for KORSUVA® (difelikefalin) injection, or KORSUVA injection, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis. Commercial launch of KORSUVA injection began in the United States in April 2022 and the Company began recording the associated profit-sharing revenues in the second quarter of 2022.

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approved Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the United Kingdom in April 2022. Commercial launches in Austria, Germany, Sweden, and Denmark have commenced, with the remaining EU countries to launch in 2023. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA.

In 2018, the Company entered into a licensing and collaboration agreement with a joint venture between Vifor Pharma Group and Fresenius Medical Care Renal Pharmaceutical Ltd., or Vifor Fresenius Medical Care Renal Pharma Ltd., that provides full commercialization rights of Kapruvia, and where applicable KORSUVA, to Vifor Fresenius Medical Care Renal Pharma Ltd. worldwide (excluding the United States, Japan, and South Korea). In markets outside of the United States, the Company is eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., of difelikefalin injection in the licensed territories. In the U.S. market, the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd. provides that Vifor Fresenius Medical Care Renal Pharma Ltd. will promote difelikefalin injection in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, under a profit-sharing arrangement, whereby the Company is generally entitled to 50% of the annual net profits (as defined in the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd.) based on net FMCNA clinic sales (as defined in the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd.) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions (see Note 12, Collaboration and Licensing Agreements).

In 2020, the Company entered into a second licensing and collaboration agreement, along with stock purchase agreements, with Vifor (International) Ltd., or Vifor International, that provides full commercialization rights of KORSUVA injection to Vifor International in dialysis clinics in the United States under a profit-sharing arrangement, whereby total net sales of KORSUVA injection in the United States, as recorded by Vifor International, are reduced by Vifor International’s cost of goods sold, or COGS, as well as a marketing and distribution fee owed by the Company based on the level of annual net sales, and the resulting amount was to be shared according to a 60% (Company)/40% (Vifor International) profit split (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd.), subject to potential temporary adjustment in future years based on certain conditions (see Note 12, Collaboration and Licensing Agreements).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In May 2022, Vifor International assigned its rights and obligations under the license agreement and a supply agreement, as permitted under the agreements, to Vifor Fresenius Medical Care Renal Pharma Ltd. The Company’s rights and obligations under these agreements were unaffected by this assignment, and the assignment did not affect the Company’s economic rights under the agreements with Vifor International.

In August 2022, Vifor Pharma Group (which includes Vifor International) was acquired by CSL Limited and subsequently renamed CSL Vifor as part of the acquisition. The acquisition of Vifor Pharma Group did not affect any of the Company’s rights and obligations pursuant to these agreements.

The Company also has a license agreement with Maruishi Pharmaceutical Co. Ltd., or Maruishi, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing difelikefalin for acute pain and/or uremic pruritus in Japan. In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients (see Note 12, Collaboration and Licensing Agreements).

As of December 31, 2022, the Company has raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. Including profit share revenue and royalties, the Company has also earned approximately $266,790 under its license and supply agreements for difelikefalin, primarily with CSL Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. In October 2021, the Company received net proceeds of $44,969 from the issuance and sale of 3,282,391 shares of the Company’s common stock to Vifor International in connection with U.S. regulatory approval for KORSUVA injection in August 2021. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor International in connection with the Company’s license agreement with Vifor International. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor International in connection with the Company’s license agreement with CSL Vifor (see Notes 10, Shareholders’ Equity and 12, Collaboration and Licensing Agreements).

As of December 31, 2022, the Company had unrestricted cash and cash equivalents and marketable securities of $156,749 and an accumulated deficit of $566,232. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $85,474 and $88,441 for the years ended December 31, 2022 and 2021, respectively, and recognized net income of $8,410 for the year ended December 31, 2020. The Company had net cash used in operating activities of $78,730, $60,087, and $5,487 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally-accepted accounting principles in the United States, or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, the amount and periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, related party accounts receivable reserve, as applicable, inventory valuation and related reserves, research and development, or R&D, clinical costs and accrued research projects included in prepaid expenses and accounts payable and accrued expenses, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

The COVID-19 pandemic and geopolitical tensions, such as Russia’s incursion into Ukraine, resulted in a global slowdown of economic activity, decades-high inflation, rising interest rates, and a potential recession in the United States. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known.

Actual results could differ materially from the Company’s estimates and assumptions.

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and related party accounts receivable. The Company invests its cash reserves in money market funds or high-quality marketable securities in accordance with its investment policy. The stated objectives of its investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. The Company’s cash and cash equivalents and marketable securities are held by three major financial institutions. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The percentages of revenue recognized from license agreement partners of the Company in the years ended December 31, 2022, 2021 and 2020 are included in the following table:

	Revenue
	Year Ended December 31,
	2022	2021	2020
License Agreement Partner:
CSL Vifor*	100%	92%	100%

______________

* Includes amounts earned from Vifor Fresenius Medical Care Renal Pharma Ltd. and Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

For the years ended December 31, 2022, 2021 and 2020, no additional license agreement partners or customers accounted for more than 10% of the Company’s revenue.

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

Marketable Securities

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security. The Company’s investments in marketable securities, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper, and municipal bonds are highly rated by Moody’s and S&P and have maturities primarily of less than one year but no longer than two years as of December 31, 2022. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated.

The Company reviews each of its available-for-sale marketable securities for unrealized losses (declines in fair value below its amortized cost basis) at each balance sheet date presented in its financial statements and whenever events or changes in circumstances indicate that the amortized cost basis of an asset may not be recoverable. The Company determines whether any portion of the unrealized loss for any available-for-sale debt security is due to a credit loss, and if so, measures the amount of the credit loss.

The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss.

Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is impaired could change in the future due to new developments or changes in assumptions related to any particular security. If material qualitative factors indicate that a credit loss has occurred, the Company will determine the magnitude of that credit loss using a discounted cash flow model or other quantitative method.

If the Company intends to sell the security or it is “more likely than not” that the Company will be forced to sell the security before recovery of the amortized cost of the security, the entire unrealized loss is deemed to be a credit loss, which is recognized in net (loss) income. Otherwise, the portion of the unrealized loss that is due to a credit loss will be recorded as an allowance for credit loss, which will offset the balance of marketable securities and as credit loss expense within other income, net. The portion of the unrealized loss that is not due to a credit loss as well as all unrealized gains will be recorded in Accumulated Other Comprehensive (Loss) Income (see Note 3, Available-for-Sale Marketable Securities, and Note 11, Fair Value Measurements).

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

The Company’s financial instruments consist of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

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

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2022 or December 31, 2021.

Accounts Receivable, Net – Related Party

Accounts receivable, net – related party primarily consists of amounts due from sales of KORSUVA injection under the Company’s supply agreements with CSL Vifor, as well as revenues earned from its share of the profit generated from KORSUVA injection sales in the United States under the licensing agreements with CSL Vifor. The Company does not obtain collateral for its accounts receivable.

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company believes that credit risk associated with its licensing partner, CSL Vifor, is not significant. The Company reviews the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. The Company had an insignificant allowance for credit losses as of December 31, 2022.

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

Leases

The Company has two leases, a lease agreement for office space in Stamford, Connecticut, or the Stamford Lease, and an amendment to the Stamford Lease to add additional office space, or the Lease Amendment, which is included in operating lease right-of-use assets, or ROU assets, operating lease liabilities – current and operating lease liabilities – non-current as of December 31, 2022 and 2021 (see Note 18, Commitments and Contingencies: Leases).

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Stamford Lease contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and the non-lease component on a relative standalone price basis. Lease expense is recognized on a straight-line basis over the lease term.

In June 2020, the Company entered into the Lease Amendment. The term of the Lease Amendment began when renovation of the additional space was completed and the Company took possession of the additional space in October 2020, or the Amendment Commencement Date, and ends on December 31, 2023. The Lease Amendment is also renewable for one five-year term, although this renewable period is not included as part of the lease term since it is not reasonably certain that the Company will exercise that option. The Lease Amendment contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and non-lease component on a relative standalone price basis. The rent for the Lease Amendment is at market rate as of the signing of the Lease Amendment. The Lease Amendment requires monthly lease payments, including rent escalations, during the lease term. The Company began paying rent for the Lease Amendment on the Amendment Commencement Date.

The Company accounted for the terms and conditions of the Lease Amendment as a lease modification because it grants an additional right-of-use to an underlying asset (the new additional space). A lease modification can result in either a new lease that is accounted for separately from the original lease or as a single modified lease. The Lease Amendment is accounted for separately from the original Stamford Lease because the Lease Amendment grants the right-of-use to additional space and the price of the additional right-of-use is commensurate with its standalone price as no discounts were provided to the Company. Furthermore, there were no material changes to the original Stamford Lease.

As of the Amendment Commencement Date, the Company recorded the lease liability for the Lease Amendment as the sum of the present value of the future minimum lease payments over the term for the new lease. Since the Lease Amendment does not provide an implicit interest rate, the Company used an incremental borrowing rate of 7%, which is based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the Lease Amendment. The Company also recorded a ROU asset equal to the amount of the lease liability, as no lease incentives were identified in the Lease Amendment. During the term of the Lease Amendment, interest expense is calculated using the effective interest method and the ROU asset is amortized on a straight-line basis over the lease term, and both are recorded as lease expense.

Revenue Recognition

The Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation.

The Company has entered into agreements to license its intellectual property, or IP, related to difelikefalin to develop, manufacture and/or commercialize drug products. These agreements typically contain multiple performance obligations, including licenses of IP and R&D services. Payments to the Company under these agreements may include nonrefundable license fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales. The Company receives its share of the net profits from the sale of KORSUVA injection in the United States through its license agreement with CSL Vifor. The Company has adopted a policy to recognize revenue net of tax withholdings, as applicable.

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

The Company’s license agreements include the right to grant sub-licenses. The amount of any potential sub-license fees to be received by the Company, which is based on a formula if applicable to that respective agreement, is considered to be variable consideration and is constrained from inclusion in the transaction price at inception of the contract since at that time it was probable that there would be a reversal of such revenue in the future because the Company did not know if a sublicense would be granted in the future.

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

Collaborative Revenue

Collaborative revenue includes the Company’s share of the profits generated by CSL Vifor’s sale of KORSUVA injection to third parties in the United States under its existing license agreements. The Company has adopted a policy to recognize revenue net of tax withholdings, as applicable.

The Company determined that CSL Vifor is a customer in relation to its profit share arrangement with CSL Vifor. The Company sells commercial product to CSL Vifor, who ultimately sells the commercial product to third parties. The Company’s profit share arrangement revenues generated from sales of KORSUVA injection in the United States are considered akin to sales-based royalties. In accordance with the sales-based royalty exception, the Company recognizes its share of the pre-tax commercial net profit generated from the sales of KORSUVA injection in the United States in the period the product sales are earned, as reported by CSL Vifor. The related COGS for CSL Vifor associated with the net profit share arrangement as well as the marketing and distribution fee for the applicable period reduces the Company’s profit share revenue for the period. The net sales amounts are determined based on amounts provided by CSL Vifor and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, and chargebacks, which could be adjusted based on actual results in the future. The Company is dependent on CSL Vifor for timely and accurate information regarding the net revenues from sales of KORSUVA injection in the United States to accurately report its results of operations. If the Company does not receive timely and accurate information or incorrectly estimates activity levels associated with the profit share arrangement at a given point in time, the Company could be required to record adjustments in future periods.

The Company records revenue transactions as net product revenue if it is deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that the Company is not the primary obligor and does not have the inventory risks in the license agreement with CSL Vifor, it records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis and presents the settlement payments from CSL Vifor as collaborative revenue. The Company and CSL Vifor settle the profit sharing quarterly (see Note 12, Collaboration and Licensing Agreements).

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Collaborative revenue also includes milestone payments associated with the Company’s license agreement with Maruishi. Upfront and milestone payments associated with the license agreement with Maruishi are allocated between license and milestone fees and collaborative revenue based on the relative standalone selling prices determined at contract inception that were allocated to the R&D services performance obligation (see Note 13, Revenue Recognition).

License and Milestone Fees

License and milestone fees include upfront and milestone payments associated with the Company’s license agreements with CSL Vifor, Maruishi and CKDP. All upfront and milestone payments associated with the license agreements with CSL Vifor and CKDP are recognized as license and milestone fees since they contain only one performance obligation. Upfront and milestone payments associated with the license agreement with Maruishi are allocated between license and milestone fees and collaborative revenue based on the relative standalone selling prices determined at contract inception (see Note 13, Revenue Recognition).

Commercial Supply Revenue

Commercial supply revenue includes sales of KORSUVA injection commercial product to CSL Vifor, which ultimately acts as the principal in the net profit-sharing arrangement between the two parties since commercial launch in April 2022, which then sells to third parties in the United States. Commercial supply revenue is recognized when CSL Vifor obtains control of the Company’s commercial product, which occurs at a point in time, typically upon receipt of KORSUVA injection by CSL Vifor, and generally occurs after the commercial product has passed all quality testing required for acceptance by CSL Vifor. The Company calculates its commercial supply revenue based on its COGS plus an agreed upon margin.

Royalty Revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved.

Clinical Compound Revenue

Clinical compound revenue includes sales of clinical compound to CSL Vifor (prior to FDA approval), and Maruishi. The Company recognizes revenue on clinical compound sales when control has transferred to CSL Vifor and Maruishi, which occurs at a point in time, typically upon receipt of the clinical compound, and generally occurs after the clinical compound has passed all quality testing required for acceptance. The sales of clinical compound are reimbursed at COGS plus an agreed upon margin.

Cost of Goods Sold (COGS)

COGS includes costs related to sales of the Company’s commercial product, KORSUVA injection, to CSL Vifor. Costs related to the sales of KORSUVA injection are generally recognized upon receipt of shipment by CSL Vifor. The Company’s COGS for KORSUVA injection includes the cost of producing commercial product that correspond with commercial supply revenue, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability, and quality testing. No COGS was recognized prior to January 1, 2022, as regulatory approval of KORSUVA injection occurred in August 2021 and all inventory costs prior to regulatory approval were expensed as incurred.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Research and Development (R&D) Expenses

R&D costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, compensation and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using clinical research organizations, or CROs, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. The amount of clinical trial expense recognized in any period varies depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs, facility-related costs and stock-based compensation for R&D personnel. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2022 and 2021, the Company recorded $15,188 and $1,481 as prepaid R&D expense, respectively.

General and Administrative (G&A) Expenses

G&A costs are charged to expense as incurred. G&A expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology, human resources, project management, alliance management, and procurement functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

As noted in Note 12, Collaboration and Licensing Agreements, the Company’s license agreement with CSL Vifor provides full commercialization rights of KORSUVA injection to CSL Vifor under a profit-sharing arrangement. Under this profit-sharing arrangement, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, the Company will pay a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement.

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

The Company’s common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in the Company’s stock price to below the exercise prices of awards and blackout periods during which exercises are not allowed, among others. Therefore, the Company believes that as of December 31, 2022, it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of stock options

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

granted is determined using the average of the vesting period and term (6.25 years), an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment.

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

Other Income, Net

Other income, net consists of interest and dividend income earned on the Company’s cash, cash equivalents, and marketable securities, realized gains and losses on the sale of marketable securities and property and equipment, as well as accretion of discounts/amortization of premiums on purchases of marketable securities. In the event the Company records a credit loss expense on its available-for-sale debt securities, those expenses would be offset against other income.

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

There were no material uncertain tax positions taken as of December 31, 2022 and 2021. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

(Loss) Income Per Share

The Company computes basic net (loss) income per share by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options and restricted stock units, which are included under the treasury stock method when dilutive. For each of the years ended December 31, 2022 and 2021, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would have been anti-dilutive due to the Company’s net losses for those periods. For the year ended December 31, 2020, the Company included the effects of dilutive shares that were outstanding in the denominator as their inclusion was dilutive due to the Company’s net income for the period.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment, which includes all activities related to the discovery, development, and commercialization of novel therapeutics to treat serious medical conditions, including pruritus.

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

Accounting Pronouncements Recently Adopted

In December 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, or ASU 2022-06, which deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024 after which entities will no longer be permitted to apply the optional guidance in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting during the transition period. Topic 848 included a sunset provision for December 31, 2022, based on expectations of when the London Interbank Offered Rate, or LIBOR, would stop being published. The amendment became effective for all entities upon issuance of ASU 2022-06 in December 2022. The Company adopted ASU 2022-06 on December 31, 2022, and it did not have a material effect on its results of operations, financial position, and cash flows since the Company has immaterial references to LIBOR in certain agreements.

3. Available-for-Sale Marketable Securities

As of December 31, 2022 and 2021, the Company’s available-for-sale marketable securities consisted of debt securities issued by U.S. government-sponsored entities and investment grade institutions as well as municipal bonds. As of December 31, 2021, the Company’s available-for-sale marketable securities also consisted of debt securities issued by the U.S. Treasury.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2022 and 2021:

As of December 31, 2022

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$9,500	$—	$(623)	$8,877
Corporate bonds	35,828	—	(643)	35,185
Commercial paper	26,879	2	(6)	26,875
Municipal bonds	22,473	—	(402)	22,071
Total available-for-sale marketable securities	$94,680	$2	$(1,674)	$93,008

As of December 31, 2021

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$11,573	$—	$(3)	$11,570
U.S. government agency obligations	17,020	—	(45)	16,975
Corporate bonds	66,495	—	(171)	66,324
Commercial paper	106,914	5	(31)	106,888
Municipal bonds	21,692	—	(113)	21,579
Total available-for-sale marketable securities	$223,694	$5	$(363)	$223,336

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021:

As of December 31, 2022

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$8,877	$(623)	$8,877	$(623)
Corporate bonds	1,470	(26)	33,715	(617)	35,185	(643)
Commercial paper	15,906	(6)	—	—	15,906	(6)
Municipal bonds	982	(16)	19,589	(386)	20,571	(402)
Total	$18,358	$(48)	$62,181	$(1,626)	$80,539	$(1,674)

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

As of December 31, 2022 and 2021, respectively, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary for the following categories of securities is as follows:

As of December 31, 2022 and 2021, the Company held a total of 35 out of 39 positions and 58 out of 76 positions, respectively, that were in an unrealized loss position, 28 of which had been in an unrealized loss position for 12 months or greater. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of government agencies were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 3 positions for its U.S. government agency obligations, that were in unrealized loss positions as of December 31, 2022.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 13 out of 13 positions for its corporate bonds, 5 out of 8 positions for its commercial paper, and 14 out of 15 positions for its municipal bonds, that were in unrealized loss positions as of December 31, 2022.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company classifies its marketable debt securities based on their contractual maturity dates. As of December 31, 2022, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of December 31, 2022		As of December 31, 2021
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$82,678	$81,658	$153,631	$153,582
One year to three years	12,002	11,350	70,063	69,754
Total	$94,680	$93,008	$223,694	$223,336

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

There were no sales of available-for-sale marketable securities during the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold certain of its available-for-sale debt securities with a total fair value of $10,029, which resulted in realized gains of $39. During the year ended December 31, 2020, the Company sold certain of its available-for-sale debt securities with a total fair value of $41,600, which resulted in realized gains of $272.

As of December 31, 2022 and 2021, accrued interest receivables on our available-for-sale debt securities were $489 and $455, respectively.

4. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive (loss) income, for the years ended December 31, 2022, 2021 and 2020.

Total Accumulated
Other Comprehensive
(Loss) Income
Balance, December 31, 2019	$170
Other comprehensive income before reclassifications	175
Amount reclassified from accumulated other comprehensive income	(272)
Net current period other comprehensive loss	(97)
Balance, December 31, 2020	73
Other comprehensive loss before reclassifications	(392)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(431)
Balance, December 31, 2021	$(358)
Other comprehensive loss before reclassifications	(1,314)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,314)
Balance, December 31, 2022	$(1,672)

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Amounts reclassified out of accumulated other comprehensive (loss) income into net (loss) income are determined by specific identification. The reclassifications out of accumulated other comprehensive (loss) income and into net (loss) income were as follows:

				Affected Line Item in the
Component of Accumulated Other	Year Ended December 31,			Statements of
Comprehensive (Loss) Income	2022	2021	2020	Comprehensive (Loss) Income
Unrealized gains on available-for-sale marketable securities:
Realized gains on sales of securities	$—	$39	$272	Other income, net
Income tax effect	—	—	—	Benefit from income taxes
Realized gains on sales of securities, net of tax	$—	$39	$272

5. Inventory, net

Inventories consist of the following:

	December 31, 2022	December 31, 2021
Raw materials	$1,918	$927
Work-in-process	499	1,657
	2,417	2,584
Less Inventory Reserve for Obsolescence	(34)	—
Total	$2,383	$2,584

As of December 31, 2022 and December 31, 2021, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. During the year ended December 31, 2022, the Company wrote down $34 of commercial supply inventory due to obsolescence. There were no write-downs of commercial supply inventory during the year ended December 31, 2021.

6. Prepaid Expenses

As of December 31, 2022, the amount of prepaid expenses was $16,267, consisting of $15,188 of prepaid R&D clinical costs, $543 of prepaid insurance and $536 of other costs. As of December 31, 2021, the amount of prepaid expenses was $2,519, consisting of $1,481 of prepaid R&D clinical costs, $369 of prepaid insurance and $669 of other costs.

7. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
Computer and office equipment	$239	$239
Furniture and fixtures	330	330
Leasehold improvements	1,266	1,223
	$1,835	$1,792
Less accumulated depreciation and amortization	(1,409)	(1,161)
Property and equipment, net	$426	$631

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Depreciation and amortization expense included in R&D expense and G&A expense was $248, $248 and $209 for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company sold laboratory equipment that was fully depreciated, which resulted in gains on sales of property and equipment of $70. There were no gains or losses on sales of property and equipment during the years ended December 31, 2022 and 2020.

8. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 18, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2022, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of December 31, 2022, the Company had $408 of restricted cash related to the Stamford lease in current assets. As of December 31, 2021, the Company had $408 of restricted cash related to the Stamford lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$63,741	$13,453
Restricted cash, current assets	408	—
Restricted cash, long-term assets	—	408
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$64,149	$13,861

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Accounts payable	$9,604	$5,625
Accrued research projects	5,200	4,648
Accrued compensation and benefits	5,219	4,959
Accrued professional fees and other	1,517	629
Total	$21,540	$15,861

10. Stockholders’ Equity

The Company’s Board of Directors has authorized 100,000,000 shares of the Company’s common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2022, there were 53,797,341 shares of common stock and no shares of preferred stock issued and outstanding.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In December 2022, as a result of the achievement of certain performance targets, an aggregate of 26,204 performance-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In October 2022, as a result of the completion of the first year of vesting associated with awards granted to the Company’s new Chief Executive Officer, or CEO, an aggregate of 35,500 restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In September 2022, as a result of the appointment of the Company’s new Chief Financial Officer, or CFO, 7,500 time-based restricted stock units held by the Company’s interim principal financial and accounting officer vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In June 2022, as a result of the accelerated vesting of restricted stock units previously granted to the Company’s former CEO, an aggregate of 33,999 restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

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

In March 2022, as a result of the completion of the first year of the three-year vesting period for restricted stock units granted in March 2021 and the full vesting of the second tranche of restricted stock units granted to the new CEO in October 2021, an aggregate of 39,278 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

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

Also in March 2022, the Company entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering pursuant to the Shelf Registration Statement. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the year ended December 31, 2022.

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

In October 2021, the Company issued 3,282,391 shares of its common stock to Vifor International in connection with the milestone earned for the U.S. regulatory approval of KORSUVA injection in August 2021 (see Note 12, Collaboration and Licensing Agreements).

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

In October 2020, the Company issued 2,939,552 shares of its common stock to Vifor International in connection with the license agreement entered into with Vifor International (see Note 12, Collaboration and Licensing Agreements).

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

11. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2022:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$63,741	$63,741	$—	$—
Available-for-sale marketable securities:
U.S. government agency obligations	8,877	—	8,877	—
Corporate bonds	35,185	—	35,185	—
Commercial paper	26,875	—	26,875	—
Municipal bonds	22,071	—	22,071	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$157,157	$64,149	$93,008	$—

Fair value measurement as of December 31, 2021:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$13,453	$13,453	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	11,570	—	11,570	—
U.S. government agency obligations	16,975	—	16,975	—
Corporate bonds	66,324	—	66,324	—
Commercial paper	106,888	—	106,888	—
Municipal bonds	21,579	—	21,579	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$237,197	$13,861	$223,336	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2022, 2021 and 2020. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2022 and 2021.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12. Collaboration and Licensing Agreements

Vifor (International) Ltd. (Vifor International)

In October 2020, the Company entered into a license agreement with Vifor International, or Vifor Agreement No. 1, under which the Company granted Vifor International an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize difelikefalin injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under Vifor Agreement No. 1, the Company retains all rights with respect to the clinical development of, and activities to gain regulatory approvals of, difelikefalin injection in the United States. The Joint Commercialization Committee, or JCC, have the responsibility for overall coordination and oversight of Vifor International (and any affiliates or sublicensees). The Company’s membership on the JCC is at its sole discretion and is not its obligation.

After the assignment of rights of Vifor Agreement No. 1 from Vifor International to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022, Vifor Agreement No. 1 provides full commercialization rights in dialysis clinics to CSL Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, the Company is generally entitled to 60% of the net profits (as defined in Vifor Agreement No. 1) from sales of difelikefalin injection in the United States and CSL Vifor is entitled to 40% of such net profits (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by Vifor Agreement No. 2, as defined below), subject to potential temporary adjustment in future years based on certain conditions. Under Vifor Agreement No. 1, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of difelikefalin injection in the United States, the Company pays a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee as well as CSL Vifor’s COGS are deducted from net sales in calculating the net profits that are subject to the profit-sharing arrangement under Vifor Agreement No. 1.

Under the terms of Vifor Agreement No. 1, the Company received from Vifor International an upfront payment of $100,000 and an additional payment of $50,000 for the purchase of an aggregate of 2,939,552 shares of the Company’s common stock at a price of $17.0094 per share, which represented a premium over a pre-determined average closing price of the Company’s common stock. The purchase of the Company’s common stock was governed by a separate stock purchase agreement, or the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the purchase date of $11,551 was added to the upfront payment for accounting purposes (see Note 13, Revenue Recognition – License and Milestone Fees).

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received an additional $50,000 in October 2021 for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represented a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The purchase of the Company’s common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was included as license and milestone fees revenue for accounting purposes (see Note 13, Revenue Recognition – License and Milestone Fees).

In addition, pursuant to Vifor Agreement No. 1, the Company is eligible to receive payments of up to $240,000 from CSL Vifor upon the achievement of certain sales-based milestones.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The license also requires CSL Vifor to promote and take orders for difelikefalin injection, or Licensed Product, throughout the United States, including coordinating with CSL Vifor promotional activities to FMC U.S. Dialysis Clinics which are subject to the Company’s rights under Vifor Agreement No. 2. The license also allows CSL Vifor to grant sub-licenses, which, in certain cases, requires the Company’s prior written consent. The Company retains the rights to import, distribute, promote, sell and otherwise commercialize the Licensed Product on an exclusive basis outside of the Field either in or outside of the United States.

The Company retains the rights to make and have made the Licensed Product, on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients, or the Field, anywhere in the world and for supply of Licensed Product to CSL Vifor under the terms of a supply agreement, or the Vifor International Supply Agreement, which was executed in September 2021. The supply price is the Company’s COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor International Supply Agreement will co-terminate with Vifor Agreement No. 1.

The Vifor International Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor International Supply Agreement is the Company’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of commercial supply to CSL Vifor is not a performance obligation under Vifor Agreement No. 1 but rather the Vifor International Supply Agreement is a separate agreement from Vifor Agreement No. 1. The only performance obligation under the Vifor International Supply Agreement is the delivery of the Licensed Product to CSL Vifor for commercialization.

Vifor Agreement No. 1 will continue in effect until its expiration upon the cessation of commercial sale of difelikefalin injection in the United States by CSL Vifor and its affiliates and sublicensees, or until the earlier termination of Vifor Agreement No. 1.

Vifor Agreement No. 1 may be terminated earlier by either party for material breach that is not cured within 60 days, bankruptcy by either party and by both parties upon mutual written consent. The Company may terminate Vifor Agreement No. 1 if CSL Vifor challenges the validity of any licensed patent rights, except if such patent challenge results from the Company’s action against CSL Vifor for infringement of any licensed patent in the United States. In addition, upon the earlier of (1) the acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date, Vifor Agreement No. 1 may be terminated by CSL Vifor in its entirety upon written notice to the Company. Such termination will be effective twelve months following the date of such notice.

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, the Company entered into a license agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or Vifor Agreement No. 2, under which the Company granted Vifor Fresenius Medical Care Renal Pharma Ltd. an exclusive, royalty-bearing license, or the Vifor License, to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize the Licensed Product in the Field worldwide (excluding the United States, Japan and South Korea), or the Territory. Vifor Fresenius Medical Care Renal Pharma Ltd. cannot perform development activities on their own unless specifically allocated to Vifor Fresenius Medical Care Renal Pharma Ltd. by the Joint Development Committee, or JDC, and Joint Steering Committee, or JSC. The Company’s membership on the JSC or JDC is at its sole discretion and is not its obligation.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company is responsible, at its own cost, to undertake clinical and non-clinical development, or the R&D services. The Company is also responsible to provide all content and subject matter expertise required for registration with the European Medicines Agency, or EMA, in the EU that will be needed by Vifor Fresenius Medical Care Renal Pharma Ltd. for such registration, including participation in regulatory meetings, as needed. CSL Vifor will contribute, at its own cost, its clinical development expertise as reasonably useful for such development activities, such as preparing the clinical results that the Company presents to it in a format acceptable to the EMA to obtain marketing approval in the EU.

Upon entry into Vifor Agreement No. 2, Vifor Fresenius Medical Care Renal Pharma Ltd. made a non-refundable, non-creditable $50,000 upfront payment to the Company and Vifor International purchased 1,174,827 shares of the Company’s common stock, for $20,000 at a price of $17.024 per share, which represented a premium over a pre-determined average closing price of the Company’s common stock. The purchase of the Company’s common stock was governed by a separate stock purchase agreement. The excess of the stock purchase price over the cost of the Vifor International shares at the closing price of the Company’s common stock on the purchase date of $5,444 was added to the upfront payment for accounting purposes (see Note 13, Revenue Recognition – License and Milestone Fees).

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, the Company received a $15,000 regulatory milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. under Vifor Agreement No. 2 during the year ended December 31, 2022. In addition, after U.S. regulatory approval of KORSUVA injection in August 2021, the Company earned a $15,000 regulatory milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. under Vifor Agreement No. 2 during the year ended December 31, 2021.

The Company is eligible to receive from Vifor Fresenius Medical Care Renal Pharma Ltd. additional commercial milestone payments in the aggregate of up to $440,000, all of which are sales related. The Company is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. The Company retains full commercialization rights for difelikefalin injection for the treatment of CKD-aP in the United States except in the dialysis clinics of FMCNA, where Vifor Fresenius Medical Care Renal Pharma Ltd. will promote difelikefalin injection under a profit-sharing arrangement (as defined in Vifor Agreement No. 2) based on net FMCNA clinic sales (as defined in Vifor Agreement No. 2) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions.

The license also requires Vifor Fresenius Medical Care Renal Pharma Ltd. to promote and take orders in the United States for sale by the Company to FMC U.S. Dialysis Clinics and allows Vifor Fresenius Medical Care Renal Pharma Ltd. to grant sub-licenses, which, in certain cases, requires the Company’s prior written consent. The Company retains the rights to import, distribute, promote, sell and otherwise commercialize the Licensed Product outside of the Field and outside of the Territory.

The Company retains the rights to make and have made the Licensed Product in the Territory for commercial sale by Vifor Fresenius Medical Care Renal Pharma Ltd. in the Field in or outside the Territory and for supply of Licensed Product to Vifor Fresenius Medical Care Renal Pharma Ltd. under the terms of a supply agreement, or the Vifor Supply Agreement, which was executed in May 2020. The supply price is the Company’s COGS, as calculated under U.S. GAAP, plus an agreed upon margin. The Vifor Supply Agreement will co-terminate with the Vifor Agreement No. 2.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Vifor Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of clinical compound to Vifor Fresenius Medical Care Renal Pharma Ltd. is not a performance obligation under Vifor Agreement No. 2 but rather the Vifor Supply Agreement is a separate agreement from Vifor Agreement No. 2. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor Fresenius Medical Care Renal Pharma Ltd. for commercialization.

Vifor Agreement No. 2 terminates upon the expiration of all royalty terms with respect to the Licensed Products, which expire on a Product-by-Product and country-by-country basis, at the latest of (a) the expiration of all patent rights licensed to Vifor Fresenius Medical Care Renal Pharma Ltd. covering such Licensed Product; (b) the expiration of all regulatory and data exclusivity applicable to such Licensed Product in such country and (c) the tenth anniversary of the first commercial sale of such Product in such country.

Vifor Agreement No. 2 may be terminated earlier by either party for material breach that is not cured within 60 days, bankruptcy by either party and by both parties upon mutual written consent. The Company may terminate Vifor Agreement No. 2 if Vifor Fresenius Medical Care Renal Pharma Ltd. challenges the validity of any licensed patent rights, except if such patent challenge results from the Company’s action against Vifor Fresenius Medical Care Renal Pharma Ltd. for infringement of any licensed patent in the Territory. In addition, upon the earlier of (1) the acceptance for filing of an NDA covering Licensed Product filed with the FDA (after completion of the Phase 3 program) or (2) the third anniversary of the Effective Date, Vifor Agreement No. 2 may be terminated by Vifor Fresenius Medical Care Renal Pharma Ltd. in its entirety or with respect to any countries within the Territory upon written notice to the Company. Such termination will be effective twelve months following the date of such notice.

If Vifor Agreement No. 2 terminates early for any reason stated above, Vifor Fresenius Medical Care Renal Pharma Ltd.’s licenses will terminate, Vifor Fresenius Medical Care Renal Pharma Ltd.’s rights to use the Company’s confidential information and the Company’s know-how will revert to the Company and Vifor Fresenius Medical Care Renal Pharma Ltd. will assign and transfer to the Company all right, title and interest in all regulatory applications (IND’s and NDA’s), regulatory approval applications and regulatory approvals in the Territory covering Licensed Product.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Chong Kun Dang Pharmaceutical Corporation (CKDP)

In April 2012, the Company entered into a license agreement with CKDP, or the CKDP Agreement, in South Korea, under which the Company granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in South Korea. The Company and CKDP are each required to use commercially reasonable efforts, at their respective expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States and South Korea, respectively.

Under the terms of the CKDP Agreement, the Company is eligible to receive milestone payments upon the achievement of defined clinical and regulatory events as well as tiered royalties, with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees.

13. Revenue Recognition

The Company has primarily recognized revenue under its license and collaboration agreements from (1) its share of the profit generated by KORSUVA injection sales; (2) upfront license fees and milestone payments, including development and regulatory milestones; (3) commercial supply revenue from CSL Vifor; (4) royalty revenue from net sales of Kapruvia; and (5) clinical compound sales from certain license agreements. As of December 31, 2022, the Company has not earned any sales-based milestones under its collaboration agreements.

As of December 31, 2022, the Company had license and collaboration agreements with CSL Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Statements of Comprehensive (Loss) Income as revenue for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$16,572	$—	$—
Maruishi	—	706	—
Total collaborative revenue	$16,572	$706	$—
License and milestone fees
CSL Vifor*	15,000	20,031	133,813
Maruishi	—	1,192	—
CKDP	—	—	626
Total license and milestone fees	$15,000	$21,223	$134,439
Commercial supply revenue
CSL Vifor* (KORSUVA injection)	$10,223	$701	$—
Total commercial supply revenue	$10,223	$701	$—
Royalty revenue
CSL Vifor (Kapruvia ex U.S.)	$72	$—	$—
Total royalty revenue	$72	$—	$—
Clinical compound revenue
CSL Vifor* (difelikefalin injection)	$—	$361	$115
Maruishi	—	37	528
Total clinical compound revenue	$—	$398	$643

_____________________________

* Includes amounts earned from Vifor Fresenius Medical Care Renal Pharma Ltd. and Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Collaborative revenue

Beginning in April 2022, the Company began recording its share of the profit generated by KORSUVA injection sales by CSL Vifor to third parties in the United States. Under the license agreements with CSL Vifor, KORSUVA injection net sales are calculated by CSL Vifor which are net of discounts, rebates, and allowances. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits from the sales of KORSUVA injection in the United States and presents the revenue earned each period as collaborative revenue. During the year ended December 31, 2022, the Company recorded $16,572 as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States. There was no profit share revenue recorded during the years ended December 31, 2021 or 2020.

The Company’s distinct performance obligations under the Maruishi Agreement included transfer of the license to the Company’s IP, which allowed Maruishi to develop and commercialize difelikefalin, for acute pain and uremic pruritus indications in Japan, which occurred at inception of the contract in 2013 (considered license and milestone fees revenue), and performance of R&D services, which occurred from 2013 to 2015 (considered collaborative revenue), as those services were rendered. The Company agreed to conduct limited work on an oral tablet formulation of difelikefalin and to conduct Phase 1 and proof-of-concept Phase 2 clinical trials of an intravenous formulation of difelikefalin to be used to treat patients with uremic pruritus. The Company agreed to transfer the data and information from such development to Maruishi for its efforts to obtain regulatory approval in Japan. These activities are referred to as R&D services and were included as collaborative revenue.

In addition, the Company’s promise in the Maruishi Agreement to transfer the license is separately identifiable from the promise to provide defined R&D services (i.e., distinct within the context of the contract) because the Company was not using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer. The combined output specified by Maruishi is its right to conduct development activities related to difelikefalin in Japan, which could result in regulatory approval in Japan. That right is derived from the Company’s grant of the license. Maruishi is conducting clinical trials on its own and does not require the R&D services provided by the Company. Furthermore, the R&D services do not significantly modify or customize the license and vice versa. Finally, the license and R&D services were not highly interdependent or highly interrelated because the Company was able to fulfill its promise to transfer the initial license independently from its promise to subsequently provide the R&D services, which Maruishi can obtain on its own.

There were no remaining performance obligations under the Maruishi Agreement as of December 31, 2022.

There was no collaborative revenue recognized under the Maruishi Agreement during the years ended December 31, 2022 and 2020. During the year ended December 31 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $706 as collaborative revenue based on the relative standalone selling prices described above at contract inception (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

License and milestone fees revenue

Under Vifor Agreement No. 1, the Company identified one performance obligation at contract inception: granting of the license to Vifor International. The one performance obligation was satisfied when the license was granted to Vifor International in October 2020, and as a result, $111,551 (including the upfront payment of $100,000 and the premium on the common stock purchased by Vifor International of $11,551) was recognized as license and milestone fees revenue during the year ended December 31, 2020. There were no remaining performance obligations under Vifor Agreement No. 1 as of December 31, 2022. The remaining potential consideration was considered to be variable consideration and

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

was constrained at inception of the contract, which included regulatory and sales milestones (see Note 12, Collaboration and Licensing Agreements).

Under Vifor Agreement No. 2, the Company identified two performance obligations at contract inception in 2018: (1) granting of the license to CSL Vifor, and (2) the R&D services. The Company determined that these two performance obligations were not capable of being distinct (i.e., did not have standalone value for CSL Vifor) because CSL Vifor could not benefit (derive potential cash flows) from either one on its own or together with other resources that are readily available to it since CSL Vifor was relying on the Company’s expertise in investigating chronic kidney disease-associated pruritus, or CKD-aP, and its know-how obtained from multiple years of pre-clinical and clinical development, and years of interactions with the FDA which other companies or CROs would not have. The license to CSL Vifor did not provide benefit to CSL Vifor until and unless the Company conducted the pivotal clinical trials and other supportive trials in CKD-aP to gather sufficient clinical data for CSL Vifor to obtain marketing approval in the Territory. Furthermore, CSL Vifor did not have the right to perform development activities on its own unless specifically allocated by the JDC or JSC.

The two identified performance obligations were also not distinct within the context of the contract, (i.e., were not separately identifiable from each other) because of the nature of the promise within the context of the contract. The nature of the promise was to transfer a combined deliverable to CSL Vifor based on the agreement (to support the ability of CSL Vifor to commercialize the Licensed Product) and the Company determined that the license granted to CSL Vifor and the R&D services are inputs rather than a transfer of each of these goods and services individually. In addition, the two identified performance obligations were highly interrelated and interdependent because satisfaction of both performance obligations was required for CSL Vifor to derive benefit from Vifor Agreement No. 2 for commercialization of the Licensed Product in the Territory. Therefore, the two performance obligations were not distinct from each other and were accounted for as a single performance obligation.

Under Vifor Agreement No. 2, the single combined performance obligation was satisfied as the R&D services were rendered and the transaction price (including the upfront payment of $50,000 and the premium on the common stock purchased by Vifor International of $5,444) was recognized as revenue as the R&D services were performed based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligation. There were no remaining performance obligations under Vifor Agreement No. 2 as of December 31, 2022. The remaining potential consideration was considered to be variable consideration and was constrained at inception of the contract, which included regulatory approvals and sales milestones and sales royalties. As a result, $22,262 was recorded as license and milestone fee revenue for the year ended December 31, 2020 under Vifor Agreement No. 2 based on the percentage of R&D services that had been completed during 2020 (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company achieved a $15,000 regulatory milestone payment and was recorded as license and milestone fees revenue for the year ended December 31, 2021, since this regulatory milestone payment was considered variable consideration at contract inception, was not included in the transaction price at the inception of the agreement and was allocated to the one performance obligation identified at contract inception (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

In addition, after U.S. regulatory approval of KORSUVA injection in August 2021, the Company received an additional $50,000 in October 2021 for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represented a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was allocated to the one performance obligation identified at contract inception

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

and included as license and milestone fees revenue for the year ended December 31, 2021 (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, the Company received a $15,000 regulatory milestone payment from CSL Vifor under Vifor Agreement No. 2, which was recorded as license and milestone fees revenue for the year ended December 31, 2022, since this regulatory milestone payment was considered variable consideration at contract inception, was not included in the transaction price at the inception of the agreement and was allocated to the one combined performance obligation identified at contract inception (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

There were no license and milestone fees revenue recognized under the Maruishi Agreement during the years ended December 31, 2022 or 2020. During the year ended December 31, 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue based on the relative standalone selling prices described above at contract inception (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

Under the CKDP Agreement, the Company’s only performance obligation was to transfer the license to the Company’s IP related to difelikefalin. As of December 31, 2022, there was no remaining performance obligation under the CKDP Agreement. As such, future milestones and sales-based payments were not included in the transaction price at inception of the CKDP Agreement and are allocated to the one performance obligation in accordance with Note 2, Significant Accounting Polices: Revenue Recognition. During the year ended December 31, 2020, the criteria for revenue recognition for a milestone event set forth in the CKDP Agreement was achieved, and the Company recorded $626 (net of South Korean taxes) as license and milestone fees revenue. No milestone events were probable of occurrence or achieved during the years ended December 31, 2022 and 2021.

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the Licensed Product occurs. The Company had commercial supply revenue of $10,223 for the year ended December 31, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $7,928 was recognized throughout the remainder of 2022 with associated COGS of $7,266 since these inventory costs were capitalized as inventory subsequent to regulatory approval.

The Company had $701 of commercial supply revenue for the year ended December 31, 2021 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021.

Clinical compound revenue

The Company’s only performance obligation under the Vifor Supply Agreement is to deliver compound to CSL Vifor in accordance with the receipt of purchase orders. There were no sales of clinical compound under the Vifor Supply Agreement during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, the Company recognized clinical compound revenue of $361 and $115, respectively, from the sale of clinical compound to CSL Vifor and as a result, the Company incurred R&D expense of $343 and $108 during these respective periods.

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. There were no sales of clinical compound to Maruishi during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, the Company

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

recognized clinical compound revenue of $37 and $528, respectively, from the sale of clinical compound to Maruishi and as a result, the Company incurred R&D expense of $33 and $476 during these respective periods.

Contract balances

As of December 31, 2022, the Company recorded accounts receivable, net – related party of $3,260 which primarily related to its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor and its commercial supply of KORSUVA injection to CSL Vifor. There were no material balances of receivables as of December 31, 2021, and no other contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of December 31, 2022 and December 31, 2021.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of December 31, 2022 and December 31, 2021.

14. Stock-Based Compensation

2019 Inducement Plan

In October 2019, the Company’s Board of Directors adopted the 2019 Inducement Plan, or the 2019 Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), or Rule 5635, for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards (collectively, the Inducement Awards) to new employees of the Company, as inducement material to such new employees entering into employment with the Company. In November 2019, the Company filed a Registration Statement on Form S-8 with the SEC covering the offering of up to 300,000 shares of its common stock, par value $0.001, pursuant to the Company’s 2019 Plan. No stock options were granted under the 2019 Plan during the years ended December 31, 2022, 2021 and 2020. Initial grants of Inducement Awards made to employees vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date. As of December 31, 2022, 300,000 shares remained available for grant pursuant to the Plan.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and will continue to increase on January 1 of each year through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2023, the aggregate number of shares of common stock that may be issued pursuant to Stock Awards under the 2014 Plan automatically increased from 10,589,103 to 12,203,023. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Restricted Stock Units

On October 12, 2022, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 7,267 time-based restricted stock units under the 2014 Plan, with a grant date fair value of $9.42 per share, to an executive officer of the Company. The restricted stock unit grant fully vests on August 31, 2023, subject to the recipient’s continued service through such date. For the year ended December 31, 2022, the Company recognized $17 of stock compensation expense associated with these awards, all of which was recorded within G&A expense. As of December 31, 2022, none of the 7,267 restricted stock units were vested and settled in shares of the Company’s common stock.

On June 15, 2022, the Compensation Committee approved and granted a total of 7,500 time-based restricted stock units under the 2014 Plan, with a grant date fair value of $7.94 per share, to the Company’s interim principal financial and accounting officer, in connection with his assuming the responsibilities of the Company’s former Chief Financial Officer, or CFO, on an interim basis. The Company accelerated the recognition of compensation expense and the restricted stock units vested fully on September 12, 2022, when the appointment of the Company’s new CFO occurred. For the year ended December 31, 2022, the Company recognized $60 of stock compensation expense associated with these awards, all of which was recorded within G&A expense. As of December 31, 2022, all of the 7,500 restricted stock units were vested and settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 59,380 restricted stock units were granted to non-employee directors on June 2, 2022, the date of the Company’s 2022 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $8.42 per share. The restricted stock units will vest on the earlier of (i) June 2, 2023 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the year ended December 31, 2022, stock compensation expense of $290 was recognized in G&A expense. As of December 31, 2022, none of the 59,380 restricted stock units were vested or settled in shares of the Company’s common stock. Also in June 2022, the Company granted 11,876 fully vested restricted stock units, which were immediately settled in shares of common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021. For the year ended December 31, 2022, stock compensation expense of $100 was recognized in G&A expense associated with this award.

On February 25, 2022, the Compensation Committee also approved and granted a total of 243,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to commercial milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For the year ended December 31, 2022, no stock compensation expense relating to these restricted stock units was recognized. In June 2022, 29,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. In December 2022, 214,000 of these restricted stock units were cancelled as the performance targets associated with them were not achieved. As a result, there were no outstanding restricted stock units as of December 31, 2022 under these grants.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Additionally on February 25, 2022, the Compensation Committee also approved and granted a total of 145,170 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. For the year ended December 31, 2022, the Company recognized $390 of stock compensation expense associated with these awards, with $161 recorded in R&D expense and $229 in G&A expense. In June 2022, 20,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. As of December 31, 2022, none of the remaining 125,170 outstanding restricted stock units were vested or settled in shares of the Company’s common stock.

On December 17, 2021, the Compensation Committee approved and granted a total of 63,573 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vest in two equal installments on December 15, 2022 and June 15, 2023. In December 2022, an aggregate of 26,204 of these restricted stock units vested and were settled in shares of the Company’s common stock. The Company recognizes compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. For the year ended December 31, 2022, the Company recognized $433 of stock compensation expense, with $210 recorded in R&D expense and $223 in G&A expense. For the year ended December 31, 2021, the Company recognized $20 of stock compensation expense, with $8 recorded in R&D expense and $12 in G&A expense. In June 2022, 11,170 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. As of December 31, 2022, 26,204 of the remaining 52,403 restricted stock units were vested and settled in shares of the Company’s common stock.

On October 29, 2021, the Compensation Committee also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new Chief Executive Officer, or CEO, under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vested 25% on the first anniversary of the date of grant and the balance quarterly over the next 36 months. In October 2022, 35,500 of these restricted stock units vested and were settled in the Company’s common stock. The second tranche of 5,942 restricted stock units fully vested on March 31, 2022. The Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. For the years ended December 31, 2022 and 2021, stock compensation expense of $657 and $144 respectively, was recognized in G&A expense. As of December 31, 2022, 41,442 of the 147,942 restricted stock units were vested and settled in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units vested on June 3, 2022. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the years ended December 31, 2022 and 2021, stock compensation expense of $238 and $326 respectively, was recognized in G&A expense. As of December 31, 2022, all of the 43,200 restricted stock units were vested and settled in shares of the Company’s common stock.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

On March 30, 2021, the Compensation Committee approved and granted a total of 176,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February 2022 and August 2021, performance targets relating to 37,999 and 44,002 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the year ended December 31, 2022, the Company recognized $729 of stock compensation expense associated with these awards in G&A expense. G&A amounts recorded for the year ended December 31, 2022 included $303 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). For the year ended December 31, 2021, the Company recognized $906 of stock compensation expense, with $329 recorded in R&D expense and $577 recorded in G&A expense. As of December 31, 2022, 82,001 of the 176,000 restricted stock units had vested and were settled in shares of the Company’s common stock, while the remaining 93,999 restricted stock units were forfeited during the year ended December 31, 2022, as a result of not achieving certain defined performance targets of the awards. As a result, there were no outstanding restricted stock units as of December 31, 2022 under these grants.

Additionally on March 30, 2021, the Compensation Committee also approved and granted a total of 100,000 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. On June 30, 2022, 17,333 of these restricted stock units vested and were settled in shares of the Company’s common stock, while 17,333 restricted stock units were forfeited on June 30, 2022 as a result of the completion of the consulting agreement in relation to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In March 2022, 33,336 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the year ended December 31, 2022, the Company recognized $646 of stock compensation expense associated with these awards, with $219 recorded in R&D expense and $427 in G&A expense. G&A amounts recorded for the year ended December 31, 2022 included $317 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021. For the year ended December 31, 2021, the Company recognized $592 of stock compensation expense, with $166 recorded in R&D expense and $426 in G&A expense. G&A amounts recorded in the period included $75 of stock compensation expense relating to the modification of restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of December 31, 2022, none of the remaining 31,998 outstanding restricted stock units were vested or settled in shares of the Company’s common stock.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In February 2020, the Compensation Committee approved and granted a total of 138,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the year ended December 31, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. As a result of the achievement of a performance target relating to its NDA filing in December 2020, the Company recognized $601 of stock compensation expense, with $196 recorded in R&D expense and $405 in G&A expense for the year ended December 31, 2020. As of December 31, 2022, 113,500 of the 138,000 restricted stock units had vested and were settled in shares of the Company’s common stock, while the remaining 24,500 restricted stock units had been forfeited as a result of not achieving certain defined performance targets of the awards. As a result, there were no outstanding restricted stock units as of December 31, 2022 under these grants.

Additionally in February 2020, the Compensation Committee of the Company’s Board of Directors also approved and granted a total of 98,000 time-based restricted stock units to executive officers under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In June 2022, 16,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in accordance with the acceleration of vesting provisions relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In February 2022, 32,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the year ended December 31, 2022, the Company recognized $526 of stock compensation expense associated with these awards, with $175 recorded in R&D expense and $351 in G&A expense. G&A amounts recorded for the year ended December 31, 2022 included $264 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). For the year ended December 31, 2021, the Company recognized $607 of stock compensation expense, with $174 recorded in R&D expense and $433 recorded in G&A expense. G&A amounts for 2021 included $73 of stock compensation expense relating to the modification of restricted stock units on November 1, 2021 (see Stock Award Modifications below). For the year ended December 31, 2020, the Company recognized $455 of stock compensation expense, with $149 recorded in R&D expense and $306 in G&A expense. As of December 31, 2022, 82,001 of the 98,000 restricted stock units had vested and were settled in shares of the Company’s common stock.

Pursuant to the terms of the Company’s non-employee director compensation policy, an aggregate of 24,000 restricted stock units were granted to non-employee directors on June 4, 2019, the date of the Company’s 2019 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $20.47 per share. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date and were fully vested in June 2020. For the year ended December 31, 2020, the Company recognized $205 of stock compensation expense relating to these restricted stock units in G&A expense. As of June 30, 2020, all of the 24,000 restricted stock units had vested and were settled in shares of the Company’s common stock.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In March 2019, the Compensation Committee approved and granted a total of 215,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.10 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical milestones, subject to the recipient’s continuous service through the vesting events. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In April and June 2020, performance targets relating to 65,834 and 30,000 restricted stock units, respectively, had been achieved and thus such restricted stock units vested, and the awards were settled in shares of common stock. During the year ended December 31, 2020, the Company recognized $1,543 of stock compensation expense relating to the vesting of these restricted stock units, with $1,087 recorded in R&D expense and $456 in G&A expense. During the year ended December 31, 2020, all of the 215,000 restricted stock units either vested and were settled in shares of the Company’s common stock or were forfeited.

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the year ended December 31, 2022 is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2021	576,544	$17.50
Awarded	474,193	10.10
Vested and released	(268,222)	16.33
Forfeited	(410,002)	13.62
Outstanding, December 31, 2022	372,513	$13.20
Restricted stock units exercisable (vested and deferred), December 31, 2022	—

Stock Options

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants for the 2019 Plan and the 2014 Plan as of and for the year ended December 31, 2022 is as follows:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2021	6,512,280	$15.58
Granted	1,899,919	10.25
Exercised	(48,307)	6.43
Forfeited	(356,819)	14.50
Expired	(317,624)	16.09
Outstanding, December 31, 2022	7,689,449	$14.35	$3,028
Weighted average remaining contractual life as of December 31, 2022 (in years)	5.95
Options exercisable, December 31, 2022	4,972,944	$15.06	$1,940
Weighted average remaining contractual life as of December 31, 2022 (in years)	4.40
Options vested and expected to vest as of December 31, 2022	7,689,449	$14.35	$3,028
Weighted average remaining contractual life as of December 31, 2022 (in years)	5.95

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $14,156, $12,844, and $12,819, respectively. The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $118, $965, and $152, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company granted 1,899,919, 1,422,750 and 1,377,850 stock options, respectively, to employees and non-employee members of the Board of Directors. There were no options granted to nonemployee consultants during the years ended December 31, 2022, 2021 and 2020. The fair values of the stock options granted to those groups were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation):

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.70% - 4.21%	0.66% - 1.41%	0.35% - 1.57%
Expected volatility	77.7% - 81.9%	71.6% - 83.5%	71.8% - 74.8%
Expected dividend yield	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25

The weighted average grant date fair value of options granted to employees and non-employee members of the Board of Directors for their Board service during the years ended December 31, 2022, 2021 and 2020 was $7.25, $12.00, and $10.33, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense relating to stock options as follows:

	Year Ended December 31,
	2022	2021	2020
Research and development	$7,222	$7,126	$6,765
General and administrative	6,426	9,569	4,943
Total stock option expense	$13,648	$16,695	$11,708

The following were excluded from the table above as they are not related to stock options: compensation expense for i) the vesting of certain employees’ restricted stock units for $765, $1,201 and $1,432 in R&D expense for the years ended December 31, 2022, 2021 and 2020, respectively, and $2,693, $2,324 and $1,167 in G&A expense for the years ended December 31, 2022, 2021 and 2020, respectively; ii) compensation expense relating to the Board of Directors’ restricted stock units for $628, $565 and $528 in G&A expense for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the total compensation expense relating to unvested options granted to employees and non-employee members of the Board of Directors that had not yet been recognized was $22,186, which is expected to be realized over a weighted average period of 2.72 years. The Company will issue shares upon exercise of options from common stock reserved.

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2022, 2021 and 2020.

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

The Company determined that vested Stock Awards which had modifications due to the extension of the exercise period were Type 1 modifications pursuant to ASC 718 because those Stock Awards would have vested before and after the modification. Acceleration of vesting for the Stock Awards that would have vested in the twelve-month period following the consulting term was determined to be a Type 3 modification requiring stock compensation expense pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the last day that the former CEO provided continuous service as a consultant. In addition, Type 4 performance-based restricted stock units were not considered probable of achieving performance targets on the modification date, but the vesting targets were achieved with respect to 17,333 performance-based restricted stock units in February 2022, which resulted in additional stock compensation expense being recorded through June 30, 2022.

During the year ended December 31, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $2,563, which is included in G&A expense. Of this total amount, $1,679 is included in G&A expense in the stock option expense table above for the year ended December 31, 2022. During the year ended December 31, 2021, total incremental stock compensation expense relating to modifications of stock options and time-based restricted stock units of the former CEO was $5,056, which is included in G&A expense. Of that total amount, $4,908 is included in G&A expense in the stock option compensation expense table above for the year ended December 31, 2021.

15. Income Taxes

The Company’s benefit from income taxes is as follows:

	December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	(691)
	—	—	(691)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit from income taxes	$—	$—	$(691)

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Historically, the Company’s benefit from income taxes related to state R&D tax credits exchanged for cash. The State of Connecticut provides companies with the opportunity to exchange certain R&D credit carryforwards for cash in exchange for foregoing the carryforward of the R&D credit. The program provides for such exchange of the R&D credits at a rate of 65% of the annual R&D credit, as defined. During the year ended December 31, 2020, the Company recorded a benefit from income taxes of $691. Because the Company’s revenue in 2020 exceeded $70,000, it was not eligible to exchange its 2021 R&D tax credit for cash, therefore there was no benefit from income taxes for the year ended December 31, 2021. As of December 31, 2022, the Company does not expect to receive a refund of its 2022 credit.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2022	2021	2020
Income taxes using U.S. federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(1.00)%	7.84%	(58.68)%
Tax Cuts and Jobs Act	0.00%	0.00%	0.00%
Impact of R&D tax credit on effective tax rate	4.91%	2.87%	(52.06)%
Stock option shortfalls and cancellations	(3.33)%	(4.74)%	0.35%
Permanent items and other	(1.86)%	(1.29)%	(5.08)%
Change in valuation allowance	(19.88)%	(25.69)%	84.61%
Provision to return	0.16%	0.01%	0.92%
Non-taxable revenue	0.00%	0.00%	0.00%
	0.00%	0.00%	(8.94)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Valuation allowance	$(160,814)	$(143,388)

Net operating loss carryforwards	113,058	113,636
Federal and state tax credits	26,358	24,428
Stock-based compensation expense	3,434	5,023
Intangible asset amortization	17,265	—
Other	1,167	1,268
Deferred tax assets	161,282	144,355

Other	(468)	(967)
Deferred tax liabilities:	(468)	(967)

Net deferred tax asset:	$—	$—

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2022 and 2021 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2022 and 2021 was an increase of $17,426 and $22,722, respectively.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

At December 31, 2022, the Company had federal and state net operating loss, or NOL, carryforwards of $440,195 and $347,975, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. The Company conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and thus the full amount of the Company’s NOL carryforwards and R&D tax credits could be utilized annually in the future to offset taxable income or tax, respectively. The Company also had federal and state R&D tax credit carryforwards of $23,892 and $2,861, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the NOL and research credit carryforwards, tax years 2006 through 2022 remain open to U.S. federal and state tax examinations.

Further, beginning in the Company’s tax year ending December 31, 2022, as a result of the Tax Cuts and Jobs Act of 2017, current R&D expenditures incurred in the United States must be capitalized for tax purposes, and amortized over a period of five years (fifteen years in the case of R&D performed outside the United States).

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

16. Net (Loss) Income per Share

The denominators used in the net (loss) income per share computations are as follows:

	Year Ended December 31,
	2022	2021	2020
Basic:
Weighted average common shares outstanding	53,653,564	50,718,765	47,413,250
Diluted:
Weighted average common shares outstanding - Basic	53,653,564	50,718,765	47,413,250
Common stock equivalents*	—	—	501,780
Denominator for diluted net (loss) income per share	53,653,564	50,718,765	47,915,030
*

For the year end December 31, 2020, common stock equivalents include dilutive stock options and restricted stock units. For the years ended December 31, 2022 and 2021, no amounts were considered as their effects would have been anti-dilutive due to net losses for those periods.

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Basic and diluted net (loss) income per share is computed as follows:

	Year Ended December 31,
	2022	2021	2020
Net (loss) income - basic and diluted	$(85,474)	$(88,441)	$8,410

Weighted-average common shares outstanding - basic	53,653,564	50,718,765	47,413,250
Effect of dilutive securities:
Stock options	—	—	481,254
Restricted stock units	—	—	20,526
Weighted-average common shares outstanding - diluted	53,653,564	50,718,765	47,915,030

Net (loss) income per share:
Basic	$(1.59)	$(1.74)	$0.18
Diluted	$(1.59)	$(1.74)	$0.18

As of December 31, 2022, 7,689,449 stock options and 372,513 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

17. Employee Benefit Plan

The Company’s defined contribution retirement plan complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan on the first day of the month after completing three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the month on or after the day all age and service requirements have been met. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the years ended December 31, 2022, 2021 and 2020, employer contributions to the plan were $505, $460, and $349, respectively.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, the Company had the right, but not the obligation, to terminate its obligation to pay any royalties under the Enteris License Agreement in exchange for a lump sum payment in cash, or the Royalty Buyout. The Company did not exercise its Royalty Buyout right and such right expired in August 2021. During the years ended December 31, 2022, 2021 and 2020, the Company paid $5,000, $15,000 and $5,000, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement and as a result, the Company recognized $5,000, $15,000 and $5,000 of R&D expense related to the Enteris License Agreement during these respective years.

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

Manufacturing Agreements

In July 2021, the Company entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of the API difelikefalin, for the difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to the Company, in the amounts as set forth in purchase orders to be provided by the Company. The Company will be required to purchase its requirements of API for each year of the term of the agreement, based on internal forecasts.

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The MSA has an initial term ending December 31, 2024, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless either party gives notice of its intention to terminate the MSA at least 18 months prior to the end of the then current term.

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

Also in July 2019, the Company entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of difelikefalin injection, the Company’s lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from API supplied by the Company. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components, and finished product.

Leases

The Company’s Stamford Lease has an initial 7-year term which ends in December 2023 and is renewable for one five-year term. The Stamford Lease requires monthly lease payments, including rent escalations and rent holidays, during the initial lease term. The Stamford Lease landlord had made tenant improvements of $1,094 to the leased premises which was included in Property and equipment, net.

In connection with the signing of the Stamford Lease, the Company entered into a standby letter of credit agreement which serves as a security deposit for the Premises. The standby letter of credit is automatically renewed annually through November 2023. This standby letter of credit is secured with restricted cash in a money market account and is included within current assets as of December 31, 2022 (refer to Note 8, Restricted Cash).

In June 2020, the Company entered into an amendment to the Stamford Lease to add additional office space, or the Lease Amendment. The term of the Lease Amendment began when renovation of the additional space was completed and the Company took possession of the additional space in October 2020, or the Amendment Commencement Date, and ends on December 31, 2023. The Lease Amendment is also renewable for one five-year term (see Note 2 - Summary of Significant Accounting Policies – Leases). The Company is currently evaluating its options for 2024 and beyond for both the Stamford Lease and the Lease Amendment.

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

Lease expenses on the Stamford lease and Lease Amendment are recognized on a straight-line basis over the lease term. As a result, $1,624, $1,624 and $1,116 of operating lease cost, or lease expense, was recognized for the years ended December 31, 2022, 2021 and 2020, respectively, consisting of $1,137 relating to R&D lease expense and $487 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2022 period, $1,137 relating to R&D lease expense and $487 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2021 period, and $781 relating to R&D lease expense and $335 relating to G&A lease expense for the Stamford Lease and Lease Amendment in the 2020 period.

Other information related to the Stamford Lease and Lease Amendment was as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$1,957	$1,921
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
Remaining lease term - operating leases (years)	1.0	2.0
Discount rate - operating leases	7.0%	7.0%

Future minimum lease payments under the non-cancellable operating leases for the Stamford lease and the Lease Amendment, as well as a reconciliation of these undiscounted cash flows to the operating lease liabilities as of December 31, 2022, were as follows:

Year Ending December 31,
2023	$1,992
Total future minimum lease payments, undiscounted	1,992
Less imputed interest	(74)
Total	$1,918

Operating lease liabilities reported as of December 31, 2022:
Operating lease liabilities - current	$1,918
Operating lease liabilities - non-current	—
Total	$1,918

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

CARA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

20. Related Party Transactions

As of December 31, 2022, Vifor International owned 7,396,770, or 13.7%, of the Company’s common stock. CSL Vifor and its affiliates are considered related parties as of December 31, 2022 and 2021 (see Note 12, Collaboration and Licensing Agreements).

As of December 31, 2022, amounts due from CSL Vifor of $3,260 primarily relating to the Company’s share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor and its commercial supply of KORSUVA injection to CSL Vifor were included within accounts receivable, net – related party.

The Company’s collaborative revenue of $16,572 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the year ended December 31, 2022.

The Company’s $15,000 milestone payment received from CSL Vifor for the approval of Kapruvia in April 2022 was included within license and milestone fees revenue for the year ended December 31, 2022. The Company’s $15,000 milestone payment received from CSL Vifor for the approval of KORSUVA injection in August 2021, and the $5,031 of premium from Vifor International’s purchase of the Company’s common stock were included within license and milestone fees revenue for the year ended December 31, 2021.

Sales of KORSUVA injection to CSL Vifor of $10,223 and $701 were included within commercial supply revenue for the years ended December 31, 2022 and 2021, respectively. The associated COGS for the Company’s commercial supply revenue from CSL Vifor was $7,266 for the year ended December 31, 2022.

Royalty revenue from the net sales of Kapruvia in Europe of $72 were included within royalty revenue for the year ended December 31, 2022.

Sales of clinical compound to CSL Vifor for $361 were included within clinical compound revenue for the year ended December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on the assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their attestation report, which is included in Part II Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Executive Officers”, “Election of Directors” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) List of Exhibits

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

4.1	Form of Common Stock Certificate.	S-1/A	333-192230	4.1	January 17, 2014

4.2	Description of Securities.	10-K	001-36279	4.3	February 27, 2020

4.3#	Securities Purchase Agreement, dated October 15, 2020, by and between the Registrant and Vifor (International) Ltd.	10-K	001-36279	4.4	February 25, 2021

10.1+	Form of Indemnity Agreement.	S-1/A	333-192230	10.1	January 17, 2014

10.2+	2014 Equity Incentive Plan.	S-1/A	333-192230	10.3	January 17, 2014

10.2.1	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.1	January 17, 2014

10.2.2	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.2	January 17, 2014

10.3*	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.	S-1	333-192230	10.7	November 8, 2013

10.4*	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.8	November 8, 2013

10.5	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.9	November 8, 2013

10.6#	API Commercial Supply Agreement between Cara Therapeutics, Inc. and Polypeptide Laboratories S.A.	10-Q	001-36279	10.1	November 8, 2021

10.7+	Employment Agreement with Christopher Posner	8-K	001-36279	10.1	November 3, 2021

10.8+	Offer Letter with Ryan Maynard	8-K	001-36279	10.1	September 12, 2022

10.9+	Employment Agreement with Frédérique Menzaghi.	8-K	001-36279	10.2	February 7, 2014

10.10+	Employment Agreement with Joana Goncalves.	10-K	001-36279	10.11	March 12, 2019

10.11+	Form of Retention Agreement	10-K	001-36279	10.13	March 1, 2022

10.12+	Cara Therapeutics, Inc. Severance Plan and Form of Participation Agreement	10-K	001-36279	10.14	March 1, 2022

10.13+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36279	10.1	May 9, 2022

10.14	Lease Agreement dated December 21, 2015 between the Registrant and Four Stamford Plaza Owner L.L.C.	8-K	001-36279	10.1	December 23, 2015

10.15	Amendment to Lease Agreement between the Registrant and Four Stamford Plaza Owner L.L.C. Stamford Lease, dated June 23, 2020.	10-Q	001-36279	10.2	August 10, 2020

10.16#	License Agreement by and between Cara Therapeutics, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd.	10-Q	001-36279	10.2	August 8, 2022

10.17#	Master Manufacturing Services Agreement between the Registrant and Patheon UK Limited and related Product Agreements	10-Q	001-36279	10.2	August 7, 2019

10.18#	Non-Exclusive License Agreement, dated August 20, 2019, between the Registrant and Enteris Biopharma, Inc.	10-Q	001-36279	10.1	November 5, 2019

10.19+	2019 Inducement Plan.	8-K	001-36279	10.1	November 20, 2019

10.20	Form of Stock Option Grant Notice under 2019 Inducement Plan	8-K	001-36279	10.2	November 20, 2019

10.21	Form of Restricted Stock Unit Notice under 2019 Inducement Plan	8-K	001-36279	10.3	November 20, 2019

10.22#	License Agreement, dated October 15, 2020, by and between Cara Therapeutics, Inc. and Vifor (International) Ltd.	10-K	001-36279	10.21	February 25, 2021

10.23	Open Market Sale Agreement, dated March 1, 2022, between the Registrant and Jefferies LLC	S-3	333-263165	1.2	March 1, 2022

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March 2023.

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

Signature	Title	Date

/s/ CHRISTOPHER POSNER	President, Chief Executive Officer	March 6, 2023
Christopher Posner	(Principal Executive Officer)

/s/ RYAN MAYNARD	Chief Financial Officer	March 6, 2023
Ryan Maynard	(Principal Financial and Accounting Officer)

/s/ MARTIN VOGELBAUM	Director	March 6, 2023
Martin Vogelbaum

/s/ HARRISON M. BAINS, JR.	Director	March 6, 2023
Harrison M. Bains, Jr.

/s/ JEFFREY IVES	Director	March 6, 2023
Jeffrey Ives, Ph.D.

/s/ LISA VON MOLTKE	Director	March 6, 2023
Lisa von Moltke

/s/ SUSAN SHIFF	Director	March 6, 2023
Susan Shiff, Ph.D.