Form 10-Q
period 2023-03-31
Cara Therapeutics, Inc.
filed 2023-05-15
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 11, 2023 was: 53,983,227.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$47,391	$63,741
Marketable securities	66,892	81,658
Accounts receivable, net - related party	6,066	3,260
Inventory, net	3,515	2,383
Income tax receivable	697	697
Other receivables	495	496
Prepaid expenses	17,195	16,267
Restricted cash	408	408
Total current assets	142,659	168,910
Operating lease right-of-use assets	1,175	1,551
Marketable securities, non-current	9,074	11,350
Property and equipment, net	368	426
Total assets	$153,276	$182,237
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,222	$21,540
Operating lease liabilities, current	1,456	1,918
Total current liabilities	16,678	23,458

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022, zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022, 53,974,352 shares and 53,797,341 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	54	53
Additional paid-in capital	730,542	726,630
Accumulated deficit	(592,897)	(566,232)
Accumulated other comprehensive loss	(1,101)	(1,672)
Total stockholders’ equity	136,598	158,779
Total liabilities and stockholders’ equity	$153,276	$182,237

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Collaborative revenue	$2,750	$—
Commercial supply revenue	3,191	4,790
Royalty revenue	125	—
Clinical compound revenue	99	—
Total revenue	6,165	4,790
Operating expenses:
Cost of goods sold	2,590	2,081
Research and development	24,334	21,273
General and administrative	6,891	9,347
Total operating expenses	33,815	32,701
Operating loss	(27,650)	(27,911)
Other income, net	985	162
Net loss	$(26,665)	$(27,749)
Net loss per share:
Basic and Diluted	$(0.49)	$(0.52)
Weighted average shares:
Basic and Diluted	53,872,038	53,507,060
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	571	(1,365)
Total comprehensive loss	$(26,094)	$(29,114)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2022	53,797,341	$53	$726,630	$(566,232)	$(1,672)	$158,779
Stock-based compensation expense	—	—	2,972	—	—	2,972
Shares issued upon exercise of stock options	93,218	1	559	—	—	560
Shares issued upon vesting of restricted stock units	83,793	—	381	—	—	381
Net loss	—	—	—	(26,665)	—	(26,665)
Other comprehensive income	—	—	—	—	571	571
Balance at March 31, 2023	53,974,352	$54	$730,542	$(592,897)	$(1,101)	$136,598

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	53,480,812	$53	$708,585	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	4,266	—	—	4,266
Shares issued upon exercise of stock options	470	—	3	—	—	3
Shares issued upon vesting of restricted stock units	109,943	—	1,438	—	—	1,438
Net loss	—	—	—	(27,749)	—	(27,749)
Other comprehensive loss	—	—	—	—	(1,365)	(1,365)
Balance at March 31, 2022	53,591,225	$53	$714,292	$(508,507)	$(1,723)	$204,115

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities
Net loss	$(26,665)	$(27,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,353	5,704
Depreciation and amortization	58	63
Amortization expense component of lease expense	375	344
(Accretion)/amortization of available-for-sale marketable securities, net	(94)	292
Changes in operating assets and liabilities:
Accounts receivable, net - related party	(2,806)	(2,496)
Inventory, net	(1,132)	677
Other receivables	1	17
Prepaid expenses	(928)	(2,594)
Accounts payable and accrued expenses	(6,318)	640
Operating lease liabilities	(462)	(423)
Net cash used in operating activities	(34,618)	(25,525)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	29,500	44,000
Proceeds from redemptions of available-for-sale marketable securities, at par	4,000	—
Purchases of available-for-sale marketable securities	(15,792)	(10,526)
Purchases of property and equipment	—	(43)
Net cash provided by investing activities	17,708	33,431
Financing activities
Proceeds from the exercise of stock options	560	3
Net cash provided by financing activities	560	3
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,350)	7,909
Cash, cash equivalents and restricted cash at beginning of period	64,149	13,861
Cash, cash equivalents and restricted cash at end of period	$47,799	$21,770

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

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approved Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the United Kingdom in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. The Company expects additional commercial launches to commence over the next 12-18 months.

In 2018, the Company entered into a license and collaboration agreement with a joint venture between Vifor Pharma Group and Fresenius Medical Care Renal Pharmaceutical Ltd., or Vifor Fresenius Medical Care Renal Pharma Ltd., that provides full commercialization rights of Kapruvia, and where applicable KORSUVA, to Vifor Fresenius Medical Care Renal Pharma Ltd. worldwide (excluding the United States, Japan and South Korea). In markets outside of the United States, the Company is eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., of difelikefalin injection in the licensed territories. In the U.S. market, the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd. provides that Vifor Fresenius Medical Care Renal Pharma Ltd. will promote difelikefalin injection in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, under a profit-sharing arrangement, whereby the Company is generally entitled to 50% of the annual net profits (as defined in the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd.) based on net FMCNA clinic sales (as defined in the agreement with Vifor Fresenius Medical Care Renal Pharma Ltd.) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions (see Note 11, Collaboration and Licensing Agreements).

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In May 2022, Vifor International assigned its rights and obligations under the license agreement and a supply agreement, as permitted under the agreements, to Vifor Fresenius Medical Care Renal Pharma Ltd. The Company’s rights and obligations under these agreements were unaffected by this assignment and the assignment did not affect the Company’s economic rights under the agreements with Vifor International.

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

As of March 31, 2023, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. Including profit share revenue and royalties, the Company has also earned approximately $273,000 under its license and supply agreements for difelikefalin, primarily with CSL Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. The Company has also received aggregate net proceeds of approximately $98,000 from the issuance and sale of the Company’s common stock to Vifor International in connection with the Company’s licensing agreement with CSL Vifor (see Note 11, Collaboration and Licensing Agreements).

As of March 31, 2023, the Company had unrestricted cash and cash equivalents and marketable securities of $123,357 and an accumulated deficit of $592,897. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $26,665 and $27,749 for the three months ended March 31, 2023 and 2022, respectively, and had net cash used in operating activities of $34,618 and $25,525 for the three months ended March 31, 2023 and 2022, respectively.

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

2. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America, or GAAP. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet data as of December 31, 2022 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The impact from global economic conditions and potential and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide are highly uncertain and cannot be predicted, including impacts from the COVID-19 pandemic or future public health crises, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and related sanctions against Russia, decades-high inflation, rising interest rates, uncertainty and liquidity concerns in the broader financial services industry, such as those caused by certain recent banking failures, and a potential recession in the United States. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed financial statements as soon as they become known.

Actual results could differ materially from the Company’s estimates and assumptions.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

3. Available-for-Sale Marketable Securities

As of March 31, 2023 and December 31, 2022, the Company’s available-for-sale marketable securities consisted of debt securities issued by U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2023 and December 31, 2022:

As of March 31, 2023

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$9,500	$—	$(483)	$9,017
Corporate bonds	35,704	—	(403)	35,301
Commercial paper	15,943	1	(1)	15,943
Municipal bonds	15,920	—	(215)	15,705
Total available-for-sale marketable securities	$77,067	$1	$(1,102)	$75,966

As of December 31, 2022

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$9,500	$—	$(623)	$8,877
Corporate bonds	35,828	—	(643)	35,185
Commercial paper	26,879	2	(6)	26,875
Municipal bonds	22,473	—	(402)	22,071
Total available-for-sale marketable securities	$94,680	$2	$(1,674)	$93,008

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022:

As of March 31, 2023

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$9,017	$(483)	$9,017	$(483)
Corporate bonds	4,000	(4)	31,301	(399)	35,301	(403)
Commercial paper	4,975	(1)	—	—	4,975	(1)
Municipal bonds	—	—	15,705	(215)	15,705	(215)
Total	$8,975	$(5)	$56,023	$(1,097)	$64,998	$(1,102)

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

As of March 31, 2023 and December 31, 2022, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of March 31, 2023 and December 31, 2022, the Company held a total of 30 out of 35 positions and 35 out of 39 positions, respectively, that were in an unrealized loss position, 27 of which had been in an unrealized loss position for 12 months or greater as of March 31, 2023. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of government agencies were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 3 positions for its U.S. government agency obligations, that were in unrealized loss positions as of March 31, 2023.

Corporate bonds, commercial paper, and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds, commercial paper and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 13 out of 13 positions for its corporate bonds, 2 out of 7 positions for its commercial paper, and 12 out of 12 positions for its municipal bonds, that were in unrealized loss positions as of March 31, 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2023, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of March 31, 2023		As of December 31, 2022
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$67,565	$66,892	$82,678	$81,658
One year to two years	9,502	9,074	12,002	11,350
Total	$77,067	$75,966	$94,680	$93,008

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

There were no sales of available-for-sale marketable securities during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, accrued interest receivables on the Company’s available-for-sale debt securities were $495 and $489, respectively, and were included within other receivables.

4. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive loss, for the three months ended March 31, 2023 and 2022, respectively.

Total Accumulated
Other Comprehensive
Loss
Balance, December 31, 2022	$(1,672)
Other comprehensive income before reclassifications	571
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	571
Balance, March 31, 2023	$(1,101)

Balance, December 31, 2021	$(358)
Other comprehensive loss before reclassifications	(1,365)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,365)
Balance, March 31, 2022	$(1,723)

Amounts reclassified out of accumulated other comprehensive loss into net loss are determined by specific identification. There were no reclassifications out of accumulated other comprehensive loss and into net loss for the three months ended March 31, 2023 and 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5. Fair Value Measurements

As of March 31, 2023 and December 31, 2022, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources, and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of March 31, 2023 or December 31, 2022.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

Fair value measurement as of March 31, 2023:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$47,391	$47,391	$—	$—
Available-for-sale marketable securities:
U.S. government agency obligations	9,017	—	9,017	—
Corporate bonds	35,301	—	35,301	—
Commercial paper	15,943	—	15,943	—
Municipal bonds	15,705	—	15,705	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$123,765	$47,799	$75,966	$—

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

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during the three months ended March 31, 2023 and 2022, respectively. There were no transfers of financial assets into or out of Level 3 classification during the three months ended March 31, 2023 and 2022, respectively.

6. Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit under its leases for its office space in Stamford, Connecticut (refer to Note 16, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of March 31, 2023, the restricted cash balance for the Stamford Lease was invested in a commercial money market account.

As of March 31, 2023 and December 31, 2022, the Company had $408 of restricted cash related to the Stamford Lease in current assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$47,391	$63,741
Restricted cash, current assets	408	408
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$47,799	$64,149

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

7. Inventory, net

Inventory, net consists of the following:

	March 31, 2023	December 31, 2022
Raw materials	$2,504	$1,918
Work-in-process	1,009	499
Finished goods	2	—
	3,515	2,417
Less Inventory Reserve for Obsolescence	—	(34)
Total	$3,515	$2,383

As of March 31, 2023 and December 31, 2022, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. There were no write-downs of commercial supply inventory during the three months ended March 31, 2023.

8. Prepaid expenses

As of March 31, 2023, prepaid expenses were $17,195, consisting of $14,407 of prepaid R&D clinical costs, $1,887 of prepaid insurance and $901 of other prepaid costs. As of December 31, 2022, prepaid expenses were $16,267, consisting of $15,188 of prepaid R&D clinical costs, $543 of prepaid insurance, and $536 of other prepaid costs.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accounts payable	$4,424	$9,604
Accrued research projects	5,824	5,200
Accrued compensation and benefits	2,947	5,219
Accrued professional fees and other	2,027	1,517
Total	$15,222	$21,540

10. Stockholders’ Equity

In March 2023, as a result of the completion of the second year of the three-year vesting period for restricted stock units granted in March 2021, an aggregate of 15,999 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In February 2023, as a result of the completion of the first year of the three-year vesting period for restricted stock units granted in February 2022, an aggregate of 42,920 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

Also in February 2023, as a result of the completion of the third year of the three-year vesting period for restricted stock units granted in February 2020, an aggregate of 15,999 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In January 2023, as a result of satisfaction of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In March 2022, as a result of the achievement of certain performance targets, an aggregate of 37,999 performance-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In March 2022, as a result of the completion of the first year of the three-year vesting period for restricted stock units granted in March 2021 and the full vesting of the second tranche of restricted stock units granted to the new Chief Executive Officer in October 2021, an aggregate of 39,278 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

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

Also in March 2022, the Company entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement as of March 31, 2023.

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

The Company retains the rights to make and have made difelikefalin injection, or the Licensed Product, on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use in all therapeutic areas to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients, or the Field, anywhere in the world and for supply of Licensed Product to CSL Vifor under the terms of a supply agreement, or the Vifor International Supply Agreement, which was executed in September 2021. The supply price is the Company’s COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor International Supply Agreement will co-terminate with Vifor Agreement No. 1. The Company also retains the rights to import, distribute, promote, sell and otherwise commercialize the Licensed Product on an exclusive basis outside of the Field either in or outside of the United States.

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

The Company is eligible to receive from Vifor Fresenius Medical Care Renal Pharma Ltd. additional commercial milestone payments in the aggregate of up to $440,000, all of which are sales related. The Company is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. The Company retained full commercialization rights for difelikefalin injection for the treatment of chronic kidney disease associated pruritus in the United States except in the dialysis clinics of FMCNA, where Vifor Fresenius Medical Care Renal Pharma Ltd. will promote difelikefalin injection under a profit-sharing arrangement (as defined in Vifor Agreement No. 2), based on net FMCNA clinic sales (as defined in Vifor Agreement No. 2) and the Company and Vifor Fresenius Medical Care Renal Pharma Ltd. are each entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions.

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

The Vifor Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is the Company’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that the Company would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of compound to Vifor Fresenius Medical Care Renal Pharma Ltd. is not a performance obligation under Vifor Agreement No. 2 but rather the Vifor Supply Agreement is a separate agreement from Vifor Agreement No. 2. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor Fresenius Medical Care Renal Pharma Ltd. for commercialization.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

12. Revenue Recognition

The Company primarily recognizes revenue under its license and collaboration agreements from (1) collaborative revenue from its share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from the Company’s sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) royalty revenue from net sales of Kapruvia in Europe; (4) sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. As of March 31, 2023, the Company has not earned any sales-based milestones under its collaboration agreements.

As of March 31, 2023, the Company had license and collaboration agreements with CSL Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Condensed Statements of Comprehensive Loss as revenue for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$2,750	$—
Total collaborative revenue	$2,750	$—
Commercial supply revenue
CSL Vifor* (KORSUVA injection)	$3,191	$4,790
Total commercial supply revenue	$3,191	$4,790
Royalty revenue
CSL Vifor (Kapruvia ex U.S.)	$125	$—
Total royalty revenue	$125	$—
Clinical compound revenue
Maruishi	$99	$—
Total clinical compound revenue	$99	$—

_____________________________

* Includes amounts earned from Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

Collaborative revenue

Beginning in April 2022, the Company began recording its share of the profit generated by KORSUVA injection sales by CSL Vifor to third parties in the United States. Under the license agreements with CSL Vifor, KORSUVA injection net sales are calculated by CSL Vifor which are net of discounts, rebates, and allowances. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis (since the Company is not the primary obligor and does not retain inventory risk) and presents the revenue earned each period as collaborative revenue. During the three months ended March 31, 2023, the Company recorded $2,750 as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States. There was no profit share revenue recorded during the three months ended March 31, 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the product occurs. The Company had commercial supply revenue of $3,191 for the three months ended March 31, 2023 with associated COGS of $2,590. The Company had commercial supply revenue of $4,790 for the three months ended March 31, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $2,495 was recognized with associated COGS of $2,081 since these inventory costs were capitalized as inventory subsequent to regulatory approval.

Royalty revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved. During the three months ended March 31, 2023, the Company recorded $125 as royalty revenue based on net sales of Kapruvia. There was no royalty revenue during the three months ended March 31, 2022.

Clinical compound revenue

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. During the three months ended March 31, 2023, the Company recognized clinical compound revenue of $99 from the sale of clinical compound to Maruishi. There were no sales of clinical compound to Maruishi during the three months ended March 31, 2022.

Contract balances

As of March 31, 2023 and December 31, 2022, respectively, the Company recorded accounts receivable, net – related party of $6,066 and $3,260 which primarily related to its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor and its commercial supply of KORSUVA injection to CSL Vifor. There were no other contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of March 31, 2023 and December 31, 2022.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of March 31, 2023 and December 31, 2022.

13. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For the three months ended March 31, 2023 and 2022, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended
	March 31,
	2023	2022
Basic:
Weighted average common shares outstanding	53,872,038	53,507,060
Diluted:
Weighted average common shares outstanding - Basic	53,872,038	53,507,060
Common stock equivalents*	—	—
Denominator for diluted net loss per share	53,872,038	53,507,060
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended
	March 31,
	2023	2022
Net loss - basic and diluted	$(26,665)	$(27,749)
Weighted-average common shares outstanding:
Basic and diluted	53,872,038	53,507,060
Net loss per share, basic and diluted:	$(0.49)	$(0.52)

As of March 31, 2023, 8,992,759 stock options and 695,720 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

Restricted Stock Units

On March 1, 2023, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 407,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.06 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through each performance target. Recognition

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For the three months ended March 31, 2023, no stock compensation expense relating to these restricted stock units was recognized. As of March 31, 2023, 407,000 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On October 12, 2022, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 7,267 time-based restricted stock units under the 2014 Plan, with a grant date fair value of $9.42 per share, to an executive officer of the Company. The restricted stock unit grant fully vests on August 31, 2023, subject to the recipient’s continued service through such date. For the three months ended March 31, 2023, the Company recognized $19 of stock compensation expense associated with these awards, all of which was recorded within G&A expense. As of March 31, 2023, 7,267 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 59,380 restricted stock units were granted to non-employee directors on June 2, 2022, the date of the Company’s 2022 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $8.42 per share. The restricted stock units will vest on the earlier of (i) June 2, 2023 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three months ended March 31, 2023, stock compensation expense associated with these awards of $123 was recognized in G&A expense. As of March 31, 2023, 59,380 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On February 25, 2022, the Compensation Committee also approved and granted a total of 145,170 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2023, 42,920 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three months ended March 31, 2023 and 2022, the Company recognized $114 and $50, respectively, of stock compensation expense associated with these awards, with $47 recorded in R&D expense and $67 recorded in G&A expense for the three months ended March 31, 2023, and $18 recorded in R&D expense and $32 recorded in G&A expense for the three months ended March 31, 2022. As of March 31, 2023, 82,250 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On December 17, 2021, the Compensation Committee approved and granted a total of 63,573 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vest in two equal installments on December 15, 2022 and June 15, 2023. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. For the three months ended March 31, 2023 and 2022, the Company recognized $108 and $131, respectively, of stock compensation expense associated with these awards, with $52 recorded in R&D expense and $56 recorded in G&A expense for the three months ended March 31, 2023, and $52 recorded in R&D expense and $79 recorded in G&A expense for the three months ended March 31, 2022. As of March 31, 2023, 26,199 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On October 29, 2021, the Compensation Committee also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new CEO under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vests 25% on the first anniversary of the date of

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

grant and the balance quarterly over the next 36 months. The second tranche of 5,942 restricted stock units fully vested on March 31, 2022. As a result, the Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. In January 2023, 8,875 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the quarterly period of vesting. For the three months ended March 31, 2023 and 2022, stock compensation expense associated with these awards of $147 and $206, respectively, was recognized in G&A expense. As of March 31, 2023, 97,625 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units vested on June 3, 2022. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three months ended March 31, 2023, there was no stock compensation expense recognized as these restricted stock units were fully vested in June 2022. For the three months ended March 31, 2022, stock compensation expense of $139 was recognized in G&A expense for these restricted stock units. As of March 31, 2023, there were no outstanding restricted stock units available to vest or settle in shares of the Company’s common stock.

On March 30, 2021, the Compensation Committee approved and granted a total of 176,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In February 2022, performance targets relating to 37,999 restricted stock units had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the three months ended March 31, 2023, there was no stock compensation expense recognized as all of these restricted stock units either vested or were forfeited prior to the current period. For the three months ended March 31, 2022, the Company recognized $729 of stock compensation expense associated with these awards in G&A expense. G&A amounts recorded for the three months ended March 31, 2022 included $303 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of March 31, 2023, there were no outstanding restricted stock units available to vest or settle in shares of the Company’s common stock.

Additionally on March 30, 2021, the Compensation Committee also approved and granted a total of 100,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In March 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In March 2022, 33,336 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three months ended March 31, 2023 and 2022, the Company recognized $81 and $284, respectively, of stock compensation expense associated with these awards, with $54 recorded in R&D expense and $27 in G&A expense for the three months ended March 31, 2023, and $54 recorded in R&D expense and $230 in G&A expense for the three months ended March 31, 2022. G&A amounts recorded for the three months ended March 31, 2022 included $203 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of March 31, 2023, 15,999 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In February 2020, the Compensation Committee also approved and granted a total of 98,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the third year of vesting. In February 2022, 32,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. For the three months ended March 31, 2023 and 2022, the Company recognized $39 and $219, respectively, of stock compensation expense associated with these awards, with $26 recorded in R&D expense and $13 in G&A expense for the three months ended March 31, 2023, and $43 recorded in R&D expense and $176 in G&A expense for the three months ended March 31, 2022. G&A amounts recorded for the three months ended March 31, 2022 included $155 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of March 31, 2023, there were no outstanding restricted stock units available to vest or settle in shares of the Company’s common stock.

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the three months ended March 31, 2023 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2022	372,513	$13.20
Awarded	407,000	10.06
Vested and released	(83,793)	14.20
Outstanding, March 31, 2023	695,720	$11.24
Restricted stock units exercisable (vested and deferred), March 31, 2023	—

Stock Options

Under the 2014 Plan, the Company granted 1,449,154 and 977,438 stock options during the three months ended March 31, 2023 and 2022, respectively. No stock options were granted under the 2019 Inducement Plan during the three months ended March 31, 2023 and 2022. The fair values of stock options granted during the three months ended March 31, 2023 and 2022 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.62% - 4.22%	1.70% - 2.35%
Expected volatility	76.3% - 81.3%	81.4% - 81.9%
Expected dividend yield	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended March 31, 2023 and 2022 was $7.08 and $7.55. No options were granted to non-employee consultants during the three months ended March 31, 2023 and 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended
	March 31,
	2023	2022
Research and development	$1,480	$1,917
General and administrative	1,241	2,030
Total stock option expense	$2,721	$3,947

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of certain employees’ restricted stock units for $179 in R&D expense and $330 in G&A expense for the three months ended March 31, 2023; (ii) the vesting of certain employees’ restricted stock units for $167 in R&D expense and $1,452 in G&A expense for the three months ended March 31, 2022; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $123 in G&A expense for the three months ended March 31, 2023; and (iv) compensation expense relating to the Board of Directors’ restricted stock units for $139 in G&A expense for the three months ended March 31, 2022.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the three months ended March 31, 2023 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2022	7,689,449	$14.35
Granted	1,449,154	10.06
Exercised	(93,218)	6.00
Forfeited	(52,626)	11.41
Outstanding, March 31, 2023	8,992,759	$13.76
Options exercisable, March 31, 2023	5,128,904

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $1,564, which is included in G&A expense for the three months ended March 31, 2022. Of this total amount, $903 is included in G&A expense in the stock option compensation expense table above for the three months ended March 31, 2022.

15. Income Taxes

The Company has recognized a full tax valuation allowance against its deferred tax assets as of March 31, 2023 and December 31, 2022. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, the Company’s effective tax rate is zero for the three months ended March 31, 2023 and 2022.

Historically, the Company’s benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. It was not eligible to exchange its R&D tax credit for cash during the three months ended March 31, 2023 and 2022, therefore there was no benefit from income taxes for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company recorded $697 within income tax receivable which related to the 2020 R&D credit.

The Inflation Reduction Act of 2022 included tax legislation that became effective during the three months ended March 31, 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1,000,000 or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on its tax provision as of March 31, 2023; however, the Company will continue to evaluate the effect on the tax provision each reporting period.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three months ended March 31, 2023 and 2022, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement.

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

Leases

Lease expense is recognized on a straight-line basis over the lease term of the Company’s lease agreements for its original headquarters, and additional office space, in Stamford, Connecticut. As a result, $407 and $406 of operating lease cost, or lease expense, was recognized for the three months ended March 31, 2023 and 2022, respectively, consisting of $284 relating to R&D lease expense and $123 relating to G&A lease expense for the 2023 period, and $284 relating to R&D lease expense and $122 relating to G&A lease expense for the 2022 period.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to the leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$494	$485
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
Remaining lease term - operating leases (years)	0.8	1.8
Discount rate - operating leases	7.0%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liabilities as of March 31, 2023, were as follows:

Year Ending December 31,
2023 (Excluding the three months ended March 31, 2023)	$1,498
Total future minimum lease payments, undiscounted	1,498
Less imputed interest	(42)
Total	$1,456

Operating lease liabilities reported as of March 31, 2023:
Operating lease liabilities - current	$1,456
Operating lease liabilities - non-current	—
Total	$1,456

17. Related Party Transactions

As of March 31, 2023, Vifor International owned 7,396,770, or 13.7%, of the Company’s common stock. CSL Vifor and its affiliates are considered related parties as of March 31, 2023 and December 31, 2022 (see Note 11, Collaboration and Licensing Agreements).

As of March 31, 2023 and December 31, 2022, amounts due from CSL Vifor of $6,066 and $3,260 primarily relating to the Company’s share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor and its commercial supply of KORSUVA injection to CSL Vifor were included within accounts receivable, net – related party.

The Company’s collaborative revenue of $2,750 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the three months ended March 31, 2023.

Sales of KORSUVA injection to CSL Vifor of $3,191 and $4,790 were included within commercial supply revenue for the three months ended March 31, 2023 and 2022, respectively. The associated COGS for the Company’s commercial supply revenue from CSL Vifor was $2,590 and $2,081 for the three months ended March 31, 2023 and 2022, respectively.

The Company recorded $125 as royalty revenue based on net sales of Kapruvia during the three months ended March 31, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refer to Cara Therapeutics, Inc. Also, in this Quarterly Report, unless the context otherwise requires, we use the term “CSL Vifor” to refer to CSL Vifor and its affiliated entities, including where applicable, the joint venture between CSL Vifor and Fresenius Medical Care with which we are a party to two collaborations for the commercialization of KORSUVA (difelikefalin) injection.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to successfully commercialize KORSUVA® (difelikefalin) injection, or KORSUVA injection, our difelikefalin injection product which was granted marketing authorization in the United States, Canada, Australia, and Singapore, or Kapruvia® (difelikefalin), which was granted marketing authorization in the European Union, or the EU, the United Kingdom, or the UK, and Switzerland, or to execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to pursue regulatory submissions or obtain regulatory approvals for difelikefalin injection in any additional territories including receiving a positive outcome on the ongoing regulatory review in Japan;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection or Kapruvia in markets around the world;
●	the potential approval of the U.S. Centers for Medicare & Medicaid Services, or CMS’s, end-stage renal disease, or ESRD, Prospective Payment System, or PPS, proposed rule to update Medicare payment policies and rates for renal dialysis services;
●	the performance of our current and future collaborators and licensees, including CSL Vifor, a business formed as a result of CSL Limited’s acquisition of Vifor Pharma AG in August 2022, Vifor Fresenius Medical Care Renal Pharma Ltd. (CSL Vifor’s joint venture with Fresenius Medical Care), Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Winhealth Pharma and Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	risks that KORSUVA injection and Kapruvia revenues, expenses and costs may not be as expected;
●	the performance of third-party manufacturers, clinical research organizations, or CROs, and other vendors;
●	risks relating to KORSUVA injection’s and Kapruvia’s market acceptance, competition, reimbursement and regulatory actions;

●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, pruritus associated with atopic dermatitis, or AD-aP, and pruritus associated with notalgia paresthetica, or NP, markets;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for oral difelikefalin in non-dialysis dependent advanced chronic kidney disease, or NDD-CKD, AD-aP, or NP;
●	our plans to develop and commercialize oral difelikefalin and any future indication or product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the rate and degree of market acceptance of any other future approved indications or products;
●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved indications or products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on CSL Vifor for timely and accurate information;
●	the success of competing drugs that are or may become available; and
●	the potential effects of the COVID-19 pandemic or future global health crises, geopolitical tensions and macroeconomic conditions on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection and Kapruvia.

You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our KORSUVA injection is the first and only U.S. Food and Drug Administration, or FDA, approved treatment for moderate-to-severe pruritus associated with chronic kidney disease, or CKD, in adults undergoing hemodialysis. We are developing an oral formulation of difelikefalin and have initiated Phase 3 programs for the treatment of pruritus in patients with NDD-CKD and atopic dermatitis, or AD. We have also initiated a Phase 2/3 program of oral difelikefalin for the treatment of moderate-to-severe pruritus in patients with NP.

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

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. We expect additional commercial launches to commence over the next 12-18 months.

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

We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). CSL Vifor is a leading nephrology organization with a significant presence in nephrology offices and dialysis centers. In the United States, we launched KORSUVA injection into a highly concentrated market. The dialysis market is dominated by two large dialysis organizations, or LDOs, Fresenius Medical Care, or FMC, and DaVita, which combined control about 75% of the market. In addition, reimbursement is dominated by Medicare which covers about 80% of the CKD hemodialysis patients. Outside of the United States, the dialysis market is not dominated by any corporate dialysis companies and is much more fragmented than in the United States. Furthermore, each country has its own unique reimbursement system for hemodialysis patients.

We have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection and Kapruvia. Our strategy is focused on maximizing the potential and utility of oral difelikefalin across our two core franchises: nephrology and medical dermatology. We have an active late-stage pipeline of oral difelikefalin that addresses broad, underserved, significant markets in nephrology and dermatology. We have three potentially pivotal programs underway for chronic pruritus in: a) NDD-CKD; b) AD; and c) NP.

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

Our Nephrology Franchise

KORSUVA (difelikefalin) injection – Our Commercial Product

Overview

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). For the three months ended March 31, 2023, CSL Vifor recorded net sales of

KORSUVA injection in the United States of approximately $5.7 million and we recorded associated collaborative revenue of $2.8 million which represented our share of the profit from these sales.

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. For the three months ended March 31, 2023, we recorded royalty revenue of approximately $125,000 which represented our royalties on net sales of Kapruvia in Europe. We expect additional commercial launches to commence over the next 12-18 months.

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

KORSUVA Injection U.S. Launch Progress

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, LDOs came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. Specifically, Fresenius placed large orders to drive the trial and adoption of KORSUVA injection across its entire network of clinics. In the third quarter of 2022, CSL Vifor also contracted the sales force of Fresenius Renal Pharmaceuticals, a division of Fresenius Medical Care North America, to complement CSL Vifor’s sales force in selling into Fresenius clinics in the United States. After the initial inventory building at both the wholesaler and certain clinics (primarily, Fresenius), we have started to see shipments to dialysis organizations reflect true end-user demand versus the stocking activity seen in prior quarters. In the first quarter of 2023, KORSUVA injection generated net sales of $5.7 million and we recorded collaborative revenue of $2.8 million, which represented our share of the profit from sales of KORSUVA injection. Wholesalers shipped 45,720 vials to dialysis centers, the majority of which were Fresenius clinics, during the first quarter of 2023. Vial orders more than doubled quarter to quarter, signifying an acceleration in patient demand.

KORSUVA Injection and Kapruvia Revenue and Other Metrics

We generate revenue from our lead products KORSUVA injection and Kapruvia primarily through our collaboration agreements with CSL Vifor:

●	Collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States. For the three months ended March 31, 2023, we recorded collaborative revenue of approximately $2.8 million related to our share of the profit.
●	Commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers. For the three months ended March 31, 2023, we recorded commercial supply revenue of approximately $3.2 million.
●	Royalty revenue in conjunction with the launch of Kapruvia in Europe. For the three months ended March 31, 2023, we recorded royalty revenue of approximately $125,000.

●	Sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. For the three months ended March 31, 2023, we did not record any sales-based milestone revenue.

In addition to the information above, there are metrics that we have reported in the past and intend to continue to report in the future, including:

●	Net sales of KORSUVA injection in the United States. This amount is the net sales amount recorded by CSL Vifor to reflect shipments of KORSUVA injection vials from CSL Vifor to wholesalers. For the three months ended March 31, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $5.7 million.
●	Our share of profit from KORSUVA injection that we record as collaborative revenue. For the three months ended March 31, 2023, we recorded collaborative revenue of approximately $2.8 million related to our share of the profit.
●	Shipments of KORSUVA injection vials from wholesalers to the dialysis clinics. For the three months ended March 31, 2023, 45,720 KORSUVA injection vials were shipped from wholesalers to the dialysis clinics.

Oral Difelikefalin for Treatment of Non-Dialysis-Dependent Chronic Kidney Disease (NDD-CKD) Associated Pruritus

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

In the first quarter of 2022, we initiated the Phase 3 NDD-CKD program. The Phase 3 program consists of two identically designed trials (U.S. and global), KICK 1 and KICK 2. Each trial is expected to enroll approximately 400 patients, who will be randomized 1:1 to either oral difelikefalin 1 mg once daily or matching placebo. The study population will include adult patients suffering from moderate-to-severe pruritus with advanced CKD in Stages IV or V, not on dialysis. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst-itch NRS after which patients will be re-randomized to either oral difelikefalin or placebo for 52-weeks. We expect to report top-line results from this program in the second half of 2024.

Our Dermatology Franchise

Oral Difelikefalin for Treatment of Moderate-to-Severe Pruritus Associated with Atopic Dermatitis (AD)

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

KIND 1 and KIND 2 will be double-blind, controlled, 12-week studies with patients allowed to roll-over into open label 52-week extensions. Part A of KIND 1, the dose finding portion of the trial, is expected to include 280 patients who will be randomized equally to four arms (0.25 mg BID + TCS, 0.5 mg BID + TCS, placebo BID + TCS, placebo BID + vehicle). At the end of the 12-week treatment period in Part A of KIND 1, we expect to have an internal data read out targeted for the fourth quarter of 2023. This readout will provide key information, specifically the dose and the sample size to initiate Part B of KIND 1 and KIND 2. Part B and KIND 2 will be identical in design. They will be double-blind, controlled, 12-week studies with patients randomized 1:1 to either difelikefalin or matching placebo as adjunct treatment to topical corticosteroids. The difelikefalin dose is expected to be based on the results from Part A of

KIND 1. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst itch NRS.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, we received an additional $50.0 million in October 2021 for the purchase of an aggregate of 3,282,391 shares of our common stock at a price of $15.23 per share, which represents a 20% premium to the 30-day trailing average price of our common stock. The purchase of our common stock was governed by the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of our common stock on the date of the achievement of the milestone of $5.0 million was included as license and milestone fees revenue for accounting purposes. In addition, pursuant to Vifor Agreement No. 1, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones.

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

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, we entered into a license agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or Vifor Agreement No. 2, under which we have granted Vifor Fresenius Medical Care Renal Pharma Ltd. a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retained full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where Vifor Fresenius Medical Care Renal Pharma Ltd. will promote KORSUVA injection under a profit-sharing arrangement.

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

After U.S. regulatory approval of KORSUVA injection in August 2021, we received a $15.0 million regulatory milestone payment.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three months ended March 31, 2023 and 2022, no milestone payments or royalties were paid to Enteris by us in relation to the Enteris License Agreement.

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

Revenue

We generate revenue primarily from (1) collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) royalty revenue in conjunction with the launch of Kapruvia in Europe; and (4) sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. As of March 31, 2023, we have not recorded any sales-based milestone payments.

To date, we have earned a total of $122.7 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, collaborative revenue from our share of the profit generated by KORSUVA injection sales, and royalty revenue.

We commenced our commercial launch of KORSUVA injection for the treatment of pruritus in adult patients undergoing hemodialysis in the United States in April 2022 following FDA approval of KORSUVA injection in August 2021. We also commenced our commercial launch of Kapruvia in Europe in the third quarter of 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, Finland, and Switzerland have commenced. We expect additional commercial launches to commence over the next 12-18 months.

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

As of March 31, 2023, Vifor International owned 7,396,770, or 13.7%, of our common stock. CSL Vifor and its affiliates are considered related parties as of March 31, 2023 and December 31, 2022 (see Note 17 of Notes to Condensed Financial Statements, Related Party Transactions, in this Quarterly Report on Form 10-Q).

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

In January 2022, we recorded commercial supply revenue of $2.3 million, with no associated COGS as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. In March 2022, we recorded commercial supply revenue of $2.5 million, with associated COGS of $2.1 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. During the three months ended March 31, 2023, we recorded commercial supply revenue of $3.2 million, with associated COGS of $2.6 million. We expect our COGS to increase as CSL Vifor generates additional sales of KORSUVA injection in the future.

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

We anticipate that our G&A expenses for 2023 will be consistent with 2022 to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, and accountants. In addition, if oral difelikefalin or any future product candidate obtains regulatory approval for marketing, we may incur expenses associated with building sales and marketing, commercial operations, and market access teams.

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

The Inflation Reduction Act of 2022 included tax legislation that became effective during the three months ended March 31, 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0%

for companies with $1.0 billion or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. We do not expect this legislation to have an effect on our tax provision as of March 31, 2023; however, we will continue to evaluate the effect on the tax provision each reporting period.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended
	March 31,
	2023	2022	% change

	Dollar amounts in thousands
Collaborative revenue	$2,750	$—	N/A
Commercial supply revenue	3,191	4,790	-33%
Royalty revenue	125	—	N/A
Clinical compound revenue	99	—	N/A
Total revenue	$6,165	$4,790	29%

Collaborative Revenue

We recognized collaborative revenue of $2.8 million for the three months ended March 31, 2023 and no collaborative revenue for the three months ended March 31, 2022. This increase in collaborative revenue was related to our share of the profit from CSL Vifor’s sales of KORSUVA injection to third parties in the United States, which commercially launched in April 2022.

Commercial Supply Revenue

We recognized commercial supply revenue of $3.2 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively. This decrease was related to sales of KORSUVA injection to CSL Vifor, as we and CSL Vifor began commercializing KORSUVA injection in the United States in December 2021 and commercial launch began in April 2022.

Royalty revenue

We recognized royalty revenue of approximately $125,000 for the three months ended March 31, 2023 and no royalty revenue for the three months ended March 31, 2022. This increase was related to sales of Kapruvia in Europe, which commercially launched in the third quarter of 2022.

Clinical compound revenue

We recognized clinical compound revenue of approximately $99,000 for the three months ended March 31, 2023 and no clinical compound revenue for the three months ended March 31, 2022. This increase was related to sales of clinical compound to Maruishi.

Cost of Goods Sold (COGS)

	Three Months Ended
	March 31,
	2023	2022	% change

	Dollar amounts in thousands
Cost of Goods Sold	$2,590	$2,081	24%

The increase of $0.5 million in COGS to $2.6 million for the three months ended March 31, 2023 compared to $2.1 million for the three months ended March 31, 2022, was related to commercial supply revenue for KORSUVA injection sales to CSL Vifor. There was no associated COGS recorded for commercial supply revenue of $2.3 million recognized in January 2022 as all inventory costs associated with commercial supply revenue were incurred prior to receipt of regulatory approval of KORSUVA injection, and accordingly, were expensed as incurred.

Research and Development Expense

	Three Months Ended
	March 31,
	2023	2022	% change

	Dollar amounts in thousands
Direct clinical trial costs	$13,749	$11,566	19%
Consultant services in support of clinical trials	1,071	1,349	-21%
Stock-based compensation	1,659	2,084	-20%
Depreciation and amortization	29	31	-6%
Other R&D operating expenses	7,826	6,243	25%
Total R&D expense	$24,334	$21,273	14%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022, the $2.2 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our three late-stage oral difelikefalin programs. These increases were partially offset by a decrease related to the Phase 2 efficacy trial for pruritus associated with NP, and other general costs associated with our oral programs. The $1.6 million increase in other R&D operating expenses was primarily related to increases in payroll-related costs and travel costs.

The following table summarizes our R&D expenses by program for the three months ended March 31, 2023 and 2022:

The following table summarizes our R&D expenses by programs forthe three months ended March 31, 2023 and 2022:
	Three Months Ended
	March 31,
	2023	2022	% change

	Dollar amounts in thousands
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$—	$3,103	-100%
Oral difelikefalin - Pruritus	14,806	10,011	48%
Internal research and development expenses	9,528	8,159	17%
Total research and development expenses	$24,334	$21,273	14%

General and Administrative Expenses

	Three Months Ended
	March 31,
	2023	2022	% change

	Dollar amounts in thousands
Professional fees and public/investor relations	$1,644	$1,935	-15%
Stock-based compensation	1,694	3,620	-53%
Depreciation and amortization	29	32	-9%
Other G&A operating expenses	3,524	3,760	-6%
Total G&A expense	$6,891	$9,347	-26%

The decrease of $1.9 million in stock-based compensation expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily related to higher expenses recorded during the three months ended March 31, 2022 for the modification of our former CEO’s equity awards, and certain performance-based restricted stock units that vested during the three months ended March 31, 2022. The $0.2 million decrease in other G&A operating expenses was primarily the result of decreases in payroll-related costs.

Other Income, Net

	Three Months Ended
	March 31,
	2023	2022	% change

	Dollar amounts in thousands
Other income, net	$985	$162	510%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the three months ended March 31, 2023 and an increase in accretion income from our available-for-sale marketable securities.

Benefit from Income Taxes

We were not eligible to exchange our R&D tax credit for cash during the three months ended March 31, 2023 and 2022, therefore there was no benefit from income taxes for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, we recorded $0.7 million within income tax receivable which related to the 2020 R&D credit.

We recognized a full valuation allowance against deferred tax assets at March 31, 2023 and December 31, 2022. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for each of the three months ended March 31, 2023 and 2022.

Capital Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, and clinical costs related to the oral difelikefalin program.

As of March 31, 2023, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of March 31, 2023, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements
	Total	Less than 1 Year	1 Year or More
Operating lease obligations(1)	$1,498	$1,498	$—
Manufacturing purchase obligations(2)	7,668	7,668	—
Other obligations(3)	408	408	—
Total	$9,574	$9,574	$—
(1)	Operating lease obligations relate to our Stamford operating leases entered into in December 2015 and amended in June 2020 and continue through December 2023. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our operating lease obligations.

(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through December 31, 2023. We expect the majority of this capacity reservation will be reimbursed in accordance with the supply agreement with CSL Vifor. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit under our leases for office space in Stamford, Connecticut. See Note 6 of Notes to Condensed Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases.

As we anticipate revenue increasing in the short-term and long-term with the commercialization of KORSUVA injection and Kapruvia, our costs of manufacturing will also increase.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future potential payments that were considered cash requirements in the table above as of March 31, 2023. During the three months ended March 31, 2023 and 2022, there were no milestone payments made to Enteris. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our Enteris License Agreement.

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $26.7 million and $27.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $592.9 million. We expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we and our partner CSL Vifor expand the commercial launch of KORSUVA injection and Kapruvia and to develop and seek marketing approval for oral difelikefalin. However, we will not incur any material commercial costs on KORSUVA injection and Kapruvia due to the licensing agreement with CSL Vifor. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with CSL Vifor, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Commercial launch of KORSUVA injection began in the United States in April 2022, and commercial launch of Kapruvia has commenced in the EU in Austria, Germany, Sweden, France, the Netherlands, and Finland. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. We expect additional commercial launches to commence over the next 12-18 months. Our other product candidates are still in clinical development and since the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization of KORSUVA injection and Kapruvia and the development and commercialization of our other product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with CSL Vifor, Maruishi and CKDP.

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide, including impacts from the COVID-19 pandemic or future public health crises, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and related sanctions against Russia, decades-high inflation, rising interest rates, uncertainty and liquidity concerns in the broader financial services industry, such as those caused by certain recent banking failures, and a potential recession in the United States. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $890.6 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $253.6 million under our license and supply agreements (including commercial supply sales and royalty payments), primarily with CSL Vifor, Maruishi, CKDP, and an earlier product candidate for which development efforts ceased in 2007; (4) our share of the profit generated by KORSUVA injection sales of $19.3 million; and (5) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with CSL Vifor (see Note 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the three months ended March 31, 2023 and 2022.

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

Under Vifor Agreement No. 1, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from Vifor International in exchange for the issuance of 3,282,391 shares of our common stock to Vifor International as a result of the regulatory approval of KORSUVA injection in August 2021. As of March 31, 2023, we have received $50.0 million of regulatory milestones from Vifor International.

Under Vifor Agreement No. 2, we are eligible to receive commercial milestone payments in the aggregate of up to $440.0 million, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. In June 2022, we received a $15.0 million milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. as a result of the regulatory approval of Kapruvia by the European Commission in April 2022. In October 2021, we received a $15.0 million milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. as a result of the regulatory approval of KORSUVA injection in August 2021. As of March 31, 2023, we have received $30.0 million of regulatory milestones from Vifor Fresenius Medical Care Renal Pharma Ltd.

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

In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. CMS expressed in its written communication to us and CSL Vifor, a continuing interest in engaging with the companies regarding potential post-TDAPA support to ensure all beneficiaries with ESRD have access to innovative products such as KORSUVA injection. Commercial launch of KORSUVA injection commenced in April 2022 and we began recording associated profit-sharing revenues in the second quarter of 2022. As a result of the European Commission’s approval of Kapruvia in April 2022, the commercial launch of Kapruvia in the EU has commenced in Austria, Germany, Sweden, France, the Netherlands, and Finland. Commercial launch has also commenced in Switzerland, and we expect additional commercial launches to commence over the next 12-18 months.

Our ability to earn these payments and their timing is dependent upon the outcome of oral difelikefalin development activities and successful commercialization of KORSUVA injection and Kapruvia. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

We expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including collaborative revenue from our share of the profit from KORSUVA injection, will be sufficient to fund our currently anticipated operating plan into the second half of 2024. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	Dollar amounts in thousands
Net cash used in operating activities	$(34,618)	$(25,525)
Net cash provided by investing activities	17,708	33,431
Net cash provided by financing activities	560	3
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,350)	$7,909

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of a net loss of $26.7 million and a $11.6 million cash outflow from net changes in operating assets and liabilities, partially offset by a $3.7 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of cash outflows of $6.3 million from an decrease in accounts payable and accrued expenses primarily relating to increased payments made in the first quarter of 2023, an increase of $2.8 million in accounts receivable, net – related party primarily relating to amounts due from CSL Vifor from our share of the profit generated by KORSUVA injection sales and for commercial supply of KORSUVA injection to CSL Vifor, an increase in inventory, net of $1.1 million, an increase in prepaid expenses of $0.9 million, primarily related to an increase in prepaid clinical costs, and a cash outflow of $0.5 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut. Net non-cash charges primarily consisted of stock-based compensation expense of $3.4 million, and the amortization expense component of lease expense of $0.4 million relating to our Stamford operating leases.

Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of a net loss of $27.7 million and a $4.2 million cash outflow from net changes in operating assets and liabilities, partially offset by a $6.4 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of an increase in prepaid expenses of $2.6 million, primarily related to an increase in prepaid clinical costs, an increase of $2.5 million in accounts receivable, net – related party relating to amounts due from CSL Vifor for sales of KORSUVA injection during the three months ended March 31, 2022, and a cash outflow of $0.4 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by a decrease in inventory of $0.7 million and a cash inflow of $0.6 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of stock-based compensation expense of $5.7 million, which includes incremental expense related to the modification of our former CEO’s equity awards in 2021 of $1.6 million, the amortization expense component of lease expense of $0.3 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.3 million.

Net cash provided by investing activities

Net cash provided by investing activities was $17.7 million for the three months ended March 31, 2023, which primarily included cash inflows of $33.5 million from maturities and redemptions of available-for-sale marketable securities, partially offset by cash outflows of $15.8 million for the purchases of available-for-sale marketable securities.

Net cash provided by investing activities was $33.4 million for the three months ended March 31, 2022, which primarily included cash inflows of $44.0 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $10.5 million for the purchases of available-for-sale marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 consisted of proceeds of approximately $560,000 and $3,000, respectively, received from the exercise of stock options.

Recent Accounting Pronouncements

Please refer to Note 2 of Notes to Condensed Financial Statements, Basis of Presentation, in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The preparation of our condensed financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of financial condition and results of operations require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed financial statements prospectively from the date of the change in estimate. Note 2 of Notes to Financial Statements, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, describes the significant accounting policies and methods used in the preparation of our condensed financial statements.

We define our critical accounting estimates as those subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply U.S. GAAP. Our critical accounting policies that require significant judgments and estimates are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report and in Note 2 to our audited financial statements contained in our Annual Report. There have been no significant changes to our critical accounting policies that require significant judgments and estimates from those disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2023, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of March 31, 2023, we had invested $76.0 million of our cash reserves in such marketable securities. Those marketable securities included $76.0 million of investment grade debt instruments with a yield of approximately 2.07% and maturities through November 2024. As of December 31, 2022, we had invested $93.0 million of our cash reserves in such marketable securities. Those marketable securities included $93.0 million of investment grade debt instruments with a yield of approximately 2.01% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of March 31, 2023 and December 31, 2022, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. As of March 31, 2023 and December 31, 2022, the aggregate unrealized losses on our available-for-sale marketable securities were $1.1 million and $1.7 million, respectively. For each of the three months ended March 31, 2023 and 2022, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of March 31, 2023 and December 31, 2022, we had accounts receivable, net - related party from CSL Vifor of $6.1 million and $3.3 million, respectively, primarily for our share of the profit generated by KORSUVA injection sales and commercial supply revenue. We believe that credit risk associated with CSL Vifor is not significant. We review the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. We had an insignificant allowance for credit losses as of March 31, 2023 and December 31, 2022.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Because of the inherent limitations of the effectiveness of all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within Cara Therapeutics, Inc. have been detected.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On May 11, 2023, we entered into a lease agreement, or the New Lease, with 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common), or the Landlord, for the lease of 26,374 square feet of office space located at 400 Atlantic Street, Stamford, Connecticut 06901 for our principal executive offices. The initial term of the New Lease commences on the earlier to occur of (a) the date we first occupy the premises for the regular conduct of our business therein, and (b) the date the Landlord delivers the premises to us in the condition required under the terms of the New Lease, provided that such date shall be no sooner than November 1, 2023, or the Commencement Date, and will expire on the last day of the calendar month in which occurs the tenth anniversary of the Rent Commencement Date, as defined below, or the Term.

The annual fixed rent rate under the New Lease will initially be $1.3 million, commencing on the date which is the later to occur of (a) the date which is 12 months after the Commencement Date and (b) November 1, 2024, or the Rent Commencement Date, and will escalate 2.5% annually thereafter.

We will also be responsible for the payment of Additional Rent, as defined in the New Lease, including our share of the complex operating and tax expenses for the building. We will have the option to extend the Term under the New Lease for an additional five years on the same terms and conditions (other than with respect to the annual fixed rent at the annual fair market rental rate, as defined in the New Lease) as set forth in the New Lease.

The foregoing description of the New Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the New Lease, a copy of which is to be filed as an exhibit to our next periodic report filed with the SEC.

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

CARA THERAPEUTICS, INC.

Date: May 15, 2023	By	/s/ CHRISTOPHER POSNER
Christopher Posner
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 15, 2023	By	/s/ RYAN MAYNARD
Ryan Maynard
Chief Financial Officer
(Principal Financial and Accounting Officer)