Form 10-Q
period 2023-06-30
Cara Therapeutics, Inc.
filed 2023-08-07
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2023 was: 54,077,681.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$58,249	$63,741
Marketable securities	36,442	81,658
Accounts receivable, net - related party	10,124	3,260
Inventory, net	3,420	2,383
Income tax receivable	697	697
Other receivables	420	496
Prepaid expenses	14,976	16,267
Restricted cash	408	408
Total current assets	124,736	168,910
Operating lease right-of-use assets	792	1,551
Marketable securities, non-current	7,053	11,350
Property and equipment, net	308	426
Restricted cash, non-current	1,500	—
Total assets	$134,389	$182,237
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$24,475	$21,540
Operating lease liabilities, current	982	1,918
Total current liabilities	25,457	23,458

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022, zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022, 54,068,806 shares and 53,797,341 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	54	53
Additional paid-in capital	733,984	726,630
Accumulated deficit	(624,376)	(566,232)
Accumulated other comprehensive loss	(730)	(1,672)
Total stockholders’ equity	108,932	158,779
Total liabilities and stockholders’ equity	$134,389	$182,237

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Collaborative revenue	$5,410	$8,003	$8,160	$8,003
Commercial supply revenue	1,400	—	4,591	4,790
Royalty revenue	123	—	248	—
License and milestone fees	—	15,000	—	15,000
Clinical compound revenue	—	—	99	—
Total revenue	6,933	23,003	13,098	27,793
Operating expenses:
Cost of goods sold	1,418	—	4,008	2,081
Research and development	30,310	19,905	54,644	41,178
General and administrative	7,545	7,570	14,436	16,917
Total operating expenses	39,273	27,475	73,088	60,176
Operating loss	(32,340)	(4,472)	(59,990)	(32,383)
Other income, net	861	266	1,846	428
Net loss	$(31,479)	$(4,206)	$(58,144)	$(31,955)
Net loss per share:
Basic and Diluted	$(0.58)	$(0.08)	$(1.08)	$(0.60)
Weighted average shares:
Basic and Diluted	54,002,988	53,614,668	53,937,875	53,561,161
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	371	(324)	942	(1,689)
Total comprehensive loss	$(31,108)	$(4,530)	$(57,202)	$(33,644)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	53,797,341	$53	$726,630	$(566,232)	$(1,672)	$158,779
Stock-based compensation expense	—	—	2,972	—	—	2,972
Shares issued upon exercise of stock options	93,218	1	559	—	—	560
Shares issued upon vesting of restricted stock units	83,793	—	381	—	—	381
Net loss	—	—	—	(26,665)	—	(26,665)
Other comprehensive income	—	—	—	—	571	571
Balance at March 31, 2023	53,974,352	$54	$730,542	$(592,897)	$(1,101)	$136,598
Stock-based compensation expense	—	—	3,116	—	—	3,116
Shares issued upon vesting of restricted stock units	94,454	—	326	—	—	326
Net loss	—	—	—	(31,479)	—	(31,479)
Other comprehensive income	—	—	—	—	371	371
Balance at June 30, 2023	54,068,806	$54	$733,984	$(624,376)	$(730)	$108,932

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	53,480,812	$53	$708,585	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	4,266	—	—	4,266
Shares issued upon exercise of stock options	470	—	3	—	—	3
Shares issued upon vesting of restricted stock units	109,943	—	1,438	—	—	1,438
Net loss	—	—	—	(27,749)	—	(27,749)
Other comprehensive loss	—	—	—	—	(1,365)	(1,365)
Balance at March 31, 2022	53,591,225	$53	$714,292	$(508,507)	$(1,723)	$204,115
Stock-based compensation expense	—	—	4,232	—	—	4,232
Shares issued upon exercise of stock options	30,000	—	182	—	—	182
Shares issued upon vesting of restricted stock units	89,075	—	423	—	—	423
Net loss	—	—	—	(4,206)	—	(4,206)
Other comprehensive loss	—	—	—	—	(324)	(324)
Balance at June 30, 2022	53,710,300	$53	$719,129	$(512,713)	$(2,047)	$204,422

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities
Net loss	$(58,144)	$(31,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,795	10,359
Depreciation and amortization	118	126
Amortization expense component of lease expense	759	695
(Accretion)/amortization of available-for-sale marketable securities, net	(56)	530
Changes in operating assets and liabilities:
Accounts receivable, net - related party	(6,864)	(8,003)
Inventory, net	(1,037)	(876)
Other receivables	76	(13)
Prepaid expenses	1,291	(3,507)
Accounts payable and accrued expenses	2,935	3,471
Operating lease liabilities	(936)	(855)
Net cash used in operating activities	(55,063)	(30,028)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	72,265	94,250
Proceeds from redemptions of available-for-sale marketable securities, at par	4,000	—
Purchases of available-for-sale marketable securities	(25,754)	(31,099)
Purchases of property and equipment	—	(43)
Net cash provided by investing activities	50,511	63,108
Financing activities
Proceeds from the exercise of stock options	560	185
Net cash provided by financing activities	560	185
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,992)	33,265
Cash, cash equivalents and restricted cash at beginning of period	64,149	13,861
Cash, cash equivalents and restricted cash at end of period	$60,157	$47,126

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

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approved Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the United Kingdom in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the United Arab Emirates, Kuwait, and Israel under the brand name KORSUVA in January 2023, May 2023, and June 2023, respectively. The Company expects additional commercial launches to commence over the next 12-18 months.

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

As of June 30, 2023, the Company had raised aggregate net proceeds of approximately $519,600 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, and the issuance of convertible preferred stock and debt prior to the IPO. Including profit share revenue and royalties, the Company has also earned approximately $279,900 under its license and supply agreements for difelikefalin, primarily with CSL Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. The Company has also received aggregate net proceeds of approximately $98,000 from the issuance and sale of the Company’s common stock to Vifor International in connection with the Company’s licensing agreement with CSL Vifor (see Note 11, Collaboration and Licensing Agreements).

As of June 30, 2023, the Company had unrestricted cash and cash equivalents and marketable securities of $101,744 and an accumulated deficit of $624,376. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $31,479 and $4,206 for the three months ended June 30, 2023 and 2022, respectively, and $58,144 and $31,955 for the six months ended June 30, 2023 and 2022, respectively, and had net cash used in operating activities of $55,063 and $30,028 for the six months ended June 30, 2023 and 2022, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3. Available-for-Sale Marketable Securities

As of June 30, 2023 and December 31, 2022, the Company’s available-for-sale marketable securities consisted of debt securities issued by U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of June 30, 2023 and December 31, 2022:

As of June 30, 2023

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$9,500	$—	$(497)	$9,003
Corporate bonds	19,859	—	(184)	19,675
Municipal bonds	14,866	—	(49)	14,817
Total available-for-sale marketable securities	$44,225	$—	$(730)	$43,495

As of December 31, 2022

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$9,500	$—	$(623)	$8,877
Corporate bonds	35,828	—	(643)	35,185
Commercial paper	26,879	2	(6)	26,875
Municipal bonds	22,473	—	(402)	22,071
Total available-for-sale marketable securities	$94,680	$2	$(1,674)	$93,008

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022:

As of June 30, 2023

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$9,003	$(497)	$9,003	$(497)
Corporate bonds	—	—	19,675	(184)	19,675	(184)
Municipal bonds	—	—	7,702	(49)	7,702	(49)
Total	$—	$—	$36,380	$(730)	$36,380	$(730)

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

As of June 30, 2023 and December 31, 2022, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of June 30, 2023 and December 31, 2022, the Company held a total of 17 out of 22 positions and 35 out of 39 positions, respectively, that were in an unrealized loss position, all of which had been in an unrealized loss position for 12 months or greater as of June 30, 2023. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of government agencies were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 3 positions for its U.S. government agency obligations, that were in unrealized loss positions as of June 30, 2023.

Corporate bonds and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 8 out of 8 positions for its corporate bonds, and 6 out of 11 positions for its municipal bonds, that were in unrealized loss positions as of June 30, 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company classifies its marketable debt securities based on their contractual maturity dates. As of June 30, 2023, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of June 30, 2023		As of December 31, 2022
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$36,725	$36,442	$82,678	$81,658
One year to two years	7,500	7,053	12,002	11,350
Total	$44,225	$43,495	$94,680	$93,008

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

There were no sales of available-for-sale marketable securities during each of the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, accrued interest receivables on the Company’s available-for-sale debt securities were $420 and $489, respectively, and were included within other receivables.

4. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive loss, for the six months ended June 30, 2023 and 2022, respectively.

Total Accumulated
Other Comprehensive
Loss
Balance, December 31, 2022	$(1,672)
Other comprehensive income before reclassifications	942
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	942
Balance, June 30, 2023	$(730)

Balance, December 31, 2021	$(358)
Other comprehensive loss before reclassifications	(1,689)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,689)
Balance, June 30, 2022	$(2,047)

Amounts reclassified out of accumulated other comprehensive loss into net loss are determined by specific identification. There were no reclassifications out of accumulated other comprehensive loss and into net loss for each of the three and six months ended June 30, 2023 and 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5. Fair Value Measurements

As of June 30, 2023 and December 31, 2022, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources, and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of June 30, 2023 or December 31, 2022.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Fair value measurement as of June 30, 2023:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$58,249	$58,249	$—	$—
Available-for-sale marketable securities:
U.S. government agency obligations	9,003	—	9,003	—
Corporate bonds	19,675	—	19,675	—
Municipal bonds	14,817	—	14,817	—
Restricted cash:
Commercial money market account	1,908	1,908	—	—
Total financial assets	$103,652	$60,157	$43,495	$—

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

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during each of the three and six months ended June 30, 2023 and 2022. There were no transfers of financial assets into or out of Level 3 classification during each of the three and six months ended June 30, 2023 and 2022.

6. Restricted Cash

In May 2023, the Company entered into a lease agreement with 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common), or the Landlord, for the lease of 26,374 square feet of office space located at 400 Atlantic Street, Stamford, Connecticut 06901 for its new principal executive offices, or the New Lease. The Company is required to maintain a stand-by letter of credit as a security deposit under the New Lease and its existing leases for its office spaces in Stamford, Connecticut (refer to Note 16, Commitments and Contingencies: Leases). The fair value of the letters of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letters of credit issued to the landlords by the bank. As of June 30, 2023, the restricted cash balances for the New Lease and the existing leases were invested in a commercial money market account.

As of June 30, 2023, the Company had $408 of restricted cash related to its existing leases in current assets and $1,500 of restricted cash related to the New Lease in long-term assets. After the first and second anniversaries of the rent commencement date, the face amount of the letter of credit relating to the New Lease can be reduced by $500 each period if the Company is not in default of its lease obligations. As of December 31, 2022, the Company had $408 of restricted cash related to its existing leases in current assets.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$58,249	$63,741
Restricted cash, current assets	408	408
Restricted cash, long-term assets	1,500	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$60,157	$64,149

7. Inventory, net

Inventory, net consists of the following:

	June 30, 2023	December 31, 2022
Raw materials	$2,571	$1,918
Work-in-process	863	499
	3,434	2,417
Less Inventory Reserve for Obsolescence	(14)	(34)
Total	$3,420	$2,383

As of June 30, 2023 and December 31, 2022, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021.

8. Prepaid expenses

As of June 30, 2023, prepaid expenses were $14,976, consisting of $12,561 of prepaid R&D clinical costs, $1,400 of prepaid insurance and $1,015 of other prepaid costs. As of December 31, 2022, prepaid expenses were $16,267, consisting of $15,188 of prepaid R&D clinical costs, $543 of prepaid insurance, and $536 of other prepaid costs.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$12,122	$9,604
Accrued research projects	6,416	5,200
Accrued compensation and benefits	4,196	5,219
Accrued professional fees and other	1,741	1,517
Total	$24,475	$21,540

10. Stockholders’ Equity

In June 2023, as a result of completion of the final vesting period for restricted stock units granted in December 2021, an aggregate of 26,199 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

In June 2023, as a result of the completion of the one-year vesting period, an aggregate of 59,380 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In April 2023, as a result of completion of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate of 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

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

In January 2023, as a result of completion of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In June 2022, as a result of the accelerated vesting of restricted stock units associated with the former Chief Executive Officer’s, or CEO’s, modification of equity awards, an aggregate of 33,999 restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In June 2022, as a result of the completion of the one-year vesting period, an aggregate of 43,200 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock. Also in June 2022, the Company granted 11,876 fully vested restricted stock units, which were immediately settled in shares of the Company’s common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021 (see Note 14, Stock-Based Compensation).

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

Also in March 2022, the Company entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement as of June 30, 2023.

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

12. Revenue Recognition

The Company primarily recognizes revenue under its license and collaboration agreements from (1) collaborative revenue from its share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from the Company’s sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) royalty revenue from net sales of Kapruvia in Europe; and (4) sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. As of June 30, 2023, the Company has not earned any sales-based milestones under its collaboration agreements.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2023, the Company had license and collaboration agreements with CSL Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Condensed Statements of Comprehensive Loss as revenue for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$5,410	$8,003	$8,160	$8,003
Total collaborative revenue	$5,410	$8,003	$8,160	$8,003
Commercial supply revenue
CSL Vifor* (KORSUVA injection)	$1,400	$—	$4,591	$4,790
Total commercial supply revenue	$1,400	$—	$4,591	$4,790
Royalty revenue
CSL Vifor (Kapruvia ex U.S.)	$123	$—	$248	$—
Total royalty revenue	$123	$—	$248	$—
License and milestone fees
Vifor Fresenius Medical Care Renal Pharma Ltd.	$—	$15,000	$—	$15,000
Total milestone and fees	$—	$15,000	$—	$15,000
Clinical compound revenue
Maruishi	$—	$—	$99	$—
Total clinical compound revenue	$—	$—	$99	$—

_____________________________

* Includes amounts earned from Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

Collaborative revenue

Beginning in April 2022, the Company began recording its share of the profit generated by KORSUVA injection sales by CSL Vifor to third parties in the United States. Under the license agreements with CSL Vifor, KORSUVA injection net sales are calculated by CSL Vifor which are net of discounts, rebates, and allowances. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis (since the Company is not the primary obligor and does not retain inventory risk) and presents the revenue earned each period as collaborative revenue. During the three and six months ended June 30, 2023, the Company recorded $5,410 and $8,160, respectively, as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States. During each of the three and six months ended June 30, 2022, the Company recorded $8,003 as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States.

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the product occurs. The Company had commercial supply revenue of $1,400 and $4,591 for the three and six months ended June 30, 2023, respectively, with associated

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

COGS of $1,418 and $4,008, respectively. The Company had commercial supply revenue of $4,790 for the six months ended June 30, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $2,495 was recognized in March 2022 with associated COGS of $2,081 since these inventory costs were capitalized as inventory subsequent to regulatory approval. There was no commercial supply revenue for the three months ended June 30, 2022.

Royalty revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved. During the three and six months ended June 30, 2023, the Company recorded $123 and $248, respectively, as royalty revenue based on net sales of Kapruvia. There was no royalty revenue for the three and six months ended June 30, 2022.

License and milestone fees revenue

Under Vifor Agreement No. 2, the Company’s performance obligations of granting a license to allow Vifor Fresenius Medical Care Renal Pharma Ltd. to commercialize difelikefalin injection worldwide, except in the United States, Japan and South Korea, which occurred at inception of the contract in May 2018, and performing R&D services by the Company to obtain sufficient clinical data which were shared with Vifor Fresenius Medical Care Renal Pharma Ltd. to allow them to receive regulatory approval to sell difelikefalin in the licensed territory, were not distinct, and were accounted for as a single performance obligation during the period the that the R&D services were rendered (see Note 11, Collaboration and Licensing Agreements).

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

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, the Company achieved a $15,000 regulatory milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. under Vifor Agreement No. 2, which was recorded as license and milestone fees revenue for each of the three and six months ended June 30, 2022. This regulatory milestone payment was considered variable consideration due to the uncertainty of occurrence of this event as specified at inception of the agreement. Therefore, this potential regulatory milestone payment was not included in the transaction price at the inception of the agreement.

Clinical compound revenue

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. During the six months ended June 30, 2023, the Company recognized clinical compound revenue of $99 from the sale of clinical compound to Maruishi. There were no sales of clinical compound during the three months ended June 30, 2023, and each of the three and six months ended June 30, 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Contract balances

As of June 30, 2023 and December 31, 2022, respectively, the Company recorded accounts receivable, net – related party of $10,124 and $3,260 which primarily related to its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty revenue from CSL Vifor relating to sales of Kapruvia outside of the United States. There were no other contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of June 30, 2023 and December 31, 2022.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of June 30, 2023 and December 31, 2022.

13. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For each of the three and six months ended June 30, 2023 and 2022, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic:
Weighted average common shares outstanding	54,002,988	53,614,668	53,937,875	53,561,161
Diluted:
Weighted average common shares outstanding - Basic	54,002,988	53,614,668	53,937,875	53,561,161
Common stock equivalents*	—	—	—	—
Denominator for diluted net loss per share	54,002,988	53,614,668	53,937,875	53,561,161
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss - basic and diluted	$(31,479)	$(4,206)	$(58,144)	$(31,955)
Weighted-average common shares outstanding:
Basic and diluted	54,002,988	53,614,668	53,937,875	53,561,161
Net loss per share, basic and diluted:	$(0.58)	$(0.08)	$(1.08)	$(0.60)

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2023, 8,134,597 stock options and 791,853 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 194,172 restricted stock units were granted to non-employee directors on June 1, 2023, the date of the Company’s 2023 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $3.09 per share. The restricted stock units will vest on the earlier of (i) June 1, 2024 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For each of the three and six months ended June 30, 2023, stock compensation expense associated with these awards of $49 was recognized in general and administrative expense, or G&A expense. As of June 30, 2023, 194,172 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On March 1, 2023, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 407,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.06 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For each of the three and six months ended June 30, 2023, no stock compensation expense relating to these restricted stock units was recognized. As of June 30, 2023, 407,000 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On October 12, 2022, the Compensation Committee approved and granted a total of 7,267 time-based restricted stock units under the 2014 Plan, with a grant date fair value of $9.42 per share, to an executive officer of the Company. The restricted stock unit grant fully vests on August 31, 2023, subject to the recipient’s continued service through such date. For the three and six months ended June 30, 2023, the Company recognized $19 and $38, respectively, of stock compensation expense associated with these awards, all of which was recorded within G&A expense. As of June 30, 2023, 7,267 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On June 15, 2022, the Compensation Committee approved and granted a total of 7,500 time-based restricted stock units to the Company’s interim principal financial officer and principal accounting officer, as a result of his assuming the responsibilities of the Company’s former Chief Financial Officer on an interim basis, under the 2014 Plan with a grant date fair value of $7.94 per share. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the vesting period following the grant date. For each of the three and six months ended June 30, 2022, the Company recognized $5 of stock compensation expense associated with these awards, all of which were recorded within G&A expense. As of June 30, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully in September 2022.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 59,380 restricted stock units were granted to non-employee directors on June 2, 2022, the date of the Company’s 2022 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $8.42 per share. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and six months ended June 30, 2023, stock compensation expense associated with these awards

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

of $86 and $209, respectively, was recognized in G&A expense. For each of the three and six months ended June 30, 2022, stock compensation expense of $38 was recognized in G&A expense. As of June 30, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully on June 2, 2023. Also in June 2022, the Company granted 11,876 fully vested restricted stock units, which were immediately settled in shares of common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021. For each of the three and six months ended June 30, 2022, stock compensation expense of $100 was recognized in G&A expense associated with this award.

On February 25, 2022, the Compensation Committee also approved and granted a total of 243,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets related to commercial milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For each of the three and six months ended June 30, 2023 and 2022, no stock compensation expense relating to these restricted stock units was recognized. In June 2022, 29,000 of these restricted stock units were forfeited as a result of the resignation of our former CFO. In December 2022, 214,000 of these restricted stock units were cancelled as the performance targets associated with them were not achieved. As of June 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units were cancelled in 2022.

Additionally, on February 25, 2022, the Compensation Committee also approved and granted a total of 145,170 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In April 2023, 3,585 of these restricted stock units were forfeited. In February 2023, 42,920 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three and six months ended June 30, 2023, the Company recognized $85 and $199, respectively, of stock compensation expense associated with these awards, with $17 recorded in R&D expense and $68 recorded in G&A expense for the three months ended June 30, 2023, and $64 recorded in R&D expense and $135 recorded in G&A expense for the six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recognized $108 and $158, respectively, of stock compensation expense associated with these awards, with $47 recorded in R&D expense and $61 recorded in G&A expense for the three months ended June 30, 2022, and $65 recorded in R&D expense and $93 recorded in G&A expense for the six months ended June 30, 2022. During the three months ended June 30, 2022, 20,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO in June 2022. As of June 30, 2023, 78,665 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On December 17, 2021, the Compensation Committee approved and granted a total of 63,573 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vested in two equal installments on December 15, 2022 and June 15, 2023. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. On June 15, 2023, the remaining 26,199 of these restricted stock units fully vested and were settled in shares of the Company’s common stock. For the three and six months ended June 30, 2023, the Company recognized $91 and $199, respectively, of stock compensation expense associated with these awards, with $44 recorded in R&D expense and $47 recorded in G&A expense for the three months ended June 30, 2023, and $96 recorded in R&D expense and $103 recorded in G&A expense for the six months ended June 30, 2023. In June 2022, 11,170 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. For the three and six months ended June 30, 2022, the Company recognized $82 and $213, respectively, of stock compensation expense associated with these awards,

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

with $52 recorded in R&D expense and $30 recorded in G&A expense for the three months ended June 30, 2022, and $104 recorded in R&D expense and $109 recorded in G&A expense for the six months ended June 30, 2022. As of June 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units fully vested in June 2023.

On October 29, 2021, the Compensation Committee also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new CEO under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vested 25% on the first anniversary of the date of grant and the balance vests quarterly over the next 36 months. As a result, 35,500 of these restricted stock units vested and were settled in shares of the Company’s common stock in October 2022. The second tranche of 5,942 restricted stock units fully vested on March 31, 2022. As a result, the Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. In April 2023 and January 2023, 8,875 of these restricted stock units vested each period and were settled in shares of the Company’s common stock in satisfaction of the quarterly periods of vesting. For the three and six months ended June 30, 2023, stock compensation expense associated with these awards of $149 and $296, respectively, was recognized in G&A expense. For the three and six months ended June 30, 2022, stock compensation expense associated with these awards of $149 and $355, respectively, was recognized in G&A expense. As of June 30, 2023, 88,750 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units vested on June 3, 2022. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and six months ended June 30, 2022, stock compensation expense associated with these awards of $100 and $239, respectively, was recognized in G&A expense for these restricted stock units. As of June 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units fully vested in June 2022.

On March 30, 2021, the Compensation Committee approved and granted a total of 176,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In March 2022, 93,999 restricted stock units were forfeited as a result of not achieving certain defined performance targets of the awards. In February 2022, performance targets relating to 37,999 restricted stock units had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For each of the three and six months ended June 30, 2023, there was no stock compensation expense recognized as all of these restricted stock units either vested or were forfeited prior to these periods. For the six months ended June 30, 2022, the Company recognized $729 of stock compensation expense associated with these awards in G&A expense. G&A amounts recorded for the six months ended June 30, 2022 included $303 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of June 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units either fully vested or were forfeited in prior periods.

Additionally on March 30, 2021, the Compensation Committee also approved and granted a total of 100,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

following the grant date. In March 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In June 2022, 17,333 of these restricted stock units vested and were settled in shares of the Company’s common stock in accordance with the acceleration of vesting provisions relating to the modification of certain of these restricted stock units on November 1, 2021. In June 2022, 17,333 restricted stock units were forfeited as a result of the completion of the consulting agreement in relation to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In March 2022, 33,336 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three and six months ended June 30, 2023, the Company recognized $82 and $163, respectively, of stock compensation expense associated with these awards, with $55 recorded in R&D expense and $27 in G&A expense for the three months ended June 30, 2023, and $109 recorded in R&D expense and $54 in G&A expense for the six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recognized $196 and $480, respectively, of stock compensation expense associated with these awards, with $55 recorded in R&D expense and $141 in G&A expense for the three months ended June 30, 2022, and $109 recorded in R&D expense and $371 in G&A expense for the six months ended June 30, 2022. G&A amounts recorded for the three and six months ended June 30, 2022 included $114 and $317, respectively, of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of June 30, 2023, 15,999 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

In February 2020, the Compensation Committee also approved and granted a total of 98,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vested in three equal installments annually from the date of the grant. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the third year of vesting. In February 2022, 32,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. For the six months ended June 30, 2023, the Company recognized $39 of stock compensation expense associated with these awards, with $26 recorded in R&D expense and $13 in G&A expense. There was no associated stock compensation expense for the three months ended June 30, 2023 as these restricted stock units were fully vested in the prior period. For the three and six months ended June 30, 2022, the Company recognized $175 and $394, respectively, of stock compensation expense associated with these awards, with $44 recorded in R&D expense and $131 in G&A expense for the three months ended June 30, 2022, and $87 recorded in R&D expense and $307 in G&A expense for the six months ended June 30, 2022. G&A amounts recorded for the three and six months ended June 30, 2022 included $109 and $264, respectively, of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of June 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units were fully vested in February 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the six months ended June 30, 2023 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2022	372,513	$13.20
Awarded	601,172	7.81
Vested and released	(178,247)	12.15
Forfeited	(3,585)	10.46
Outstanding, June 30, 2023	791,853	$9.36
Restricted stock units exercisable (vested and deferred), June 30, 2023	—

Stock Options

Under the 2014 Plan, the Company granted 349,767 and 324,981 stock options during the three months ended June 30, 2023 and 2022, respectively, and 1,798,921 and 1,302,419 stock options during the six months ended June 30, 2023 and 2022, respectively. No stock options were granted under the 2019 Inducement Plan during the three and six months ended June 30, 2023 and 2022. The fair values of stock options granted during the three and six months ended June 30, 2023 and 2022 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.38% - 3.89%	2.83% - 3.54%	3.38% - 4.22%	1.70% - 3.54%
Expected volatility	80.3% - 81.3%	77.8% - 81.5%	76.3% - 81.3%	77.8% - 81.9%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended June 30, 2023 and 2022 was $2.43 and $6.30, respectively, and during the six months ended June 30, 2023 and 2022 was $6.18 and $7.23, respectively. No options were granted to non-employee consultants during the three and six months ended June 30, 2023 and 2022.

During the three and six months ended June 30, 2023 and 2022, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$1,447	$1,744	$2,927	$3,661
General and administrative	1,434	1,958	2,675	3,988
Total stock option expense	$2,881	$3,702	$5,602	$7,649

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of certain employees’ restricted stock units for $116 in R&D expense and $310 in G&A expense for the three months ended June 30, 2023, and $295 in R&D expense and $639 in G&A expense for the six months ended June 30, 2023; (ii) the vesting of certain employees’ restricted stock units for $198 in R&D expense and $517 in G&A expense for the three months ended June 30, 2022, and $365 in R&D expense and $1,969 in G&A expense for the six months ended June 30, 2022; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $135 and $258 in G&A expense for the three and six months ended June 30, 2023, respectively; and (iv) compensation expense relating to the Board of Directors’ restricted stock units for $238 and $377 in G&A expense for the three and six months ended June 30, 2022, respectively.

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the six months ended June 30, 2023 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2022	7,689,449	$14.35
Granted	1,798,921	8.76
Exercised	(93,218)	6.00
Forfeited	(117,629)	11.27
Expired	(1,142,926)	14.35
Outstanding, June 30, 2023	8,134,597	$13.25
Options exercisable, June 30, 2023	4,388,343

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the six months ended June 30, 2023 and 2022.

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

During the three and six months ended June 30, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $999 and $2,563, respectively, which was included in G&A expense for the three and six months ended June 30, 2022, respectively. Of this total amount, $776 and $1,679 were included in G&A expense in the stock option compensation expense table above for the three and six months ended June 30, 2022, respectively.

15. Income Taxes

The Company has recognized a full tax valuation allowance against its deferred tax assets as of June 30, 2023 and December 31, 2022. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, the Company’s effective tax rate is zero for each of the three and six months ended June 30, 2023 and 2022.

Historically, the Company’s benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. It was not eligible to exchange its R&D tax credit for cash during the three and six months ended June 30, 2023 and 2022, therefore there was no benefit from income taxes for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company recorded $697 within income tax receivable which related to the 2020 R&D credit.

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1,000,000 or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on its tax provision as of June 30, 2023; however, the Company will continue to evaluate the effect on the tax provision each reporting period.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three and six

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

months ended June 30, 2023 and 2022, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement.

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

Leases (Original Corporate Headquarters in 2015 & Amendment for Additional Space in 2020)

Lease expense is recognized on a straight-line basis over the lease term of the Company’s lease agreements for its original headquarters, and additional office space, in Stamford, Connecticut. As a result, $406 and $813 of operating lease cost, or lease expense, was recognized for the three and six months ended June 30, 2023, respectively, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense for the three months ended June 30, 2023, and $569 relating to R&D lease expense and $244 relating to G&A lease expense for the six months ended June 30, 2023. For the three and six months ended June 30, 2022, $406 and $812, respectively, of lease expense was recognized, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense for the three months ended June 30, 2022, and $568 relating to R&D lease expense and $244 relating to G&A lease expense for the six months ended June 30, 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Lease (New Corporate Headquarters in May 2023)

On May 11, 2023, the Company entered into the New Lease for the Company’s new principal executive offices. The initial term of the New Lease commences on the earlier to occur of (a) the date the Company first occupies the premises for the regular conduct of its business therein, and (b) the date the Landlord delivers the premises to the Company in the condition required under the terms of the New Lease, provided that such date shall be no sooner than November 1, 2023, or the Commencement Date, and will expire on the last day of the calendar month in which occurs the tenth anniversary of the Rent Commencement Date, as defined below, or the Term.

The annual fixed rent rate under the New Lease will initially be $1.3 million (considered by the Company to be at market rate as of the signing of the New Lease), commencing on the date which is the later to occur of (a) the date which is 12 months after the Commencement Date and (b) November 1, 2024, or the Rent Commencement Date, and will increase 2.5% annually thereafter.

The Company will also be responsible for the payment of Additional Rent, as defined in the New Lease, including its share of the operating and tax expenses for the building. As a result, the New Lease contains both a lease and non-lease component which are accounted for separately. The Company allocates the consideration to the lease and non-lease component on a relative standalone price basis.

The Company will have the option to extend the Term under the New Lease for an additional five years on the same terms and conditions (other than with respect to the annual fixed rent at the annual fair market rental rate, as defined in the New Lease) as set forth in the New Lease. This renewable is not included as part of the lease term as defined in ASC 842 since it is not reasonably certain that the Company will exercise that option on the Commencement Date.

On the Commencement Date (or sooner if the Company obtains control of the premises beforehand), the Company will record a lease liability and a right-of-use asset for the New Lease.

Other information related to the existing leases was as follows (information related to the New Lease entered into in May 2023 is not included below and will not be included until the Commencement Date):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$496	$487	$990	$972
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—
Remaining lease term - operating leases (years)	0.5	1.5	0.5	1.5
Discount rate - operating leases	7.0%	7.0%	7.0%	7.0%

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liabilities as of June 30, 2023, were as follows (information related to the New Lease entered into in May 2023 is not included below and will not be included until the Commencement Date):

Year Ending December 31,
2023 (Excluding the six months ended June 30, 2023)	$1,002
Total future minimum lease payments, undiscounted	1,002
Less imputed interest	(20)
Total	$982

Operating lease liabilities reported as of June 30, 2023:
Operating lease liabilities - current	$982
Operating lease liabilities - non-current	—
Total	$982

17. Related Party Transactions

As of June 30, 2023, Vifor International owned 7,396,770, or 13.7%, of the Company’s common stock. CSL Vifor and its affiliates are considered related parties as of June 30, 2023 and December 31, 2022 (see Note 11, Collaboration and Licensing Agreements).

As of June 30, 2023 and December 31, 2022, amounts due from CSL Vifor of $10,124 and $3,260, respectively, primarily relating to the Company’s share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty revenue from CSL Vifor relating to sales of Kapruvia outside of the United States were included within accounts receivable, net – related party.

The Company’s collaborative revenue of $5,410 and $8,160 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the three and six months ended June 30, 2023, respectively. The Company’s collaborative revenue of $8,003 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for each of the three and six months ended June 30, 2022.

Sales of KORSUVA injection to CSL Vifor of $1,400 and $4,591 were included within commercial supply revenue for the three and six months ended June 30, 2023, respectively. The associated COGS for the Company’s commercial supply revenue from CSL Vifor was $1,418 and $4,008 for the three and six months ended June 30, 2023, respectively. Sales of KORSUVA injection to CSL Vifor of $4,790 was also included within commercial supply revenue for the six months ended June 30, 2022, with an associated COGS for the Company’s commercial supply revenue from CSL Vifor of $2,081.

The Company recorded $15,000 as license and milestone fee revenue from Vifor Fresenius Medical Care Renal Pharma Ltd. for the three and six months ended June 30, 2022, as a result of the European Commission’s regulatory approval of Kapruvia in April 2022.

The Company recorded $123 and $248 as royalty revenue based on net sales of Kapruvia outside of the United States during the three and six months ended June 30, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to successfully commercialize KORSUVA® (difelikefalin) injection, or KORSUVA injection, our difelikefalin injection product which was granted marketing authorization in the United States, Canada, Australia, Singapore, the United Arab Emirates, or UAE, Kuwait, and Israel, or Kapruvia® (difelikefalin), which was granted marketing authorization in the European Union, or the EU, the United Kingdom, or the UK, and Switzerland, or to execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to pursue regulatory submissions or obtain regulatory approvals for difelikefalin injection in any additional territories including receiving a positive outcome on the ongoing regulatory review in Japan;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection or Kapruvia in markets around the world;
●	the potential approval of the U.S. Centers for Medicare & Medicaid Services, or CMS’s, end-stage renal disease, or ESRD, Prospective Payment System, or PPS, proposed rule to update Medicare payment policies and rates for renal dialysis services;
●	the performance of our current and future collaborators and licensees, including CSL Vifor, a business formed as a result of CSL Limited’s acquisition of Vifor Pharma AG in August 2022, Vifor Fresenius Medical Care Renal Pharma Ltd. (CSL Vifor’s joint venture with Fresenius Medical Care), Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Winhealth Pharma and Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	risks that KORSUVA injection and Kapruvia revenues, expenses and costs may not be as expected;
●	the performance of third-party manufacturers, clinical research organizations, or CROs, and other vendors;

●	risks relating to KORSUVA injection’s and Kapruvia’s market acceptance, competition, reimbursement and regulatory actions;
●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, pruritus associated with atopic dermatitis, or AD-aP, and pruritus associated with notalgia paresthetica, or NP, markets;
●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for oral difelikefalin in advanced chronic kidney disease, or CKD, AD-aP, or NP;
●	our plans to develop and commercialize oral difelikefalin and any future indication or product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the rate and degree of market acceptance of any other future approved indications or products;
●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved indications or products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on CSL Vifor for timely and accurate information;
●	the success of competing drugs that are or may become available; and
●	the potential effects of the COVID-19 pandemic or future global health crises, geopolitical tensions and macroeconomic conditions on our business, operations and clinical development and regulatory timelines and

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

Overview

We are a commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our KORSUVA injection is the first and only U.S. Food and Drug Administration, or FDA, approved treatment for moderate-to-severe pruritus associated with chronic kidney disease, or CKD, in adults undergoing hemodialysis. We are developing an oral formulation of difelikefalin and have initiated Phase 3 programs for the treatment of pruritus in patients with advanced CKD and atopic dermatitis, or AD. We have also initiated a Phase 2/3 program of oral difelikefalin for the treatment of moderate-to-severe pruritus in patients with NP.

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis in the United States. In December 2021, CMS granted Transition Drug Add-on Payment Adjustment, or TDAPA, to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On June 26, 2023, CMS issued the Calendar Year, or CY, 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. CMS is expected to issue a final CY 2024 rule in the fourth quarter of 2023. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP).

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the UAE, Kuwait, and Israel under the brand name KORSUVA in January 2023, May 2023, and June 2023, respectively. We expect additional commercial launches to commence over the next 12-18 months.

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

We have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection and Kapruvia. Our strategy is focused on maximizing the potential and utility of oral difelikefalin across our two core franchises: nephrology and medical dermatology. We have an active late-stage pipeline of oral difelikefalin that addresses broad, underserved, significant markets in nephrology and dermatology. We have three potentially pivotal programs underway for chronic pruritus in: a) CKD; b) AD; and c) NP.

Based on our completed Phase 2 trials and successful End of Phase 2 meetings with the FDA, we initiated two Phase 3 clinical programs of oral difelikefalin for the treatment of chronic pruritus, one in advanced CKD and the other in AD, in the first quarter of 2022, as well as a Phase 2/3 program of oral difelikefalin for the treatment of moderate-to-severe pruritus in NP in the first quarter of 2023.

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

• FDA approved in August 2021
• TDAPA designation granted in December 2021 by CMS, effective April 1, 2022
• EMA MAA approved in April 2022 (Kapruvia)
• UK MAA approved in April 2022 (Kapruvia)
• Switzerland (Kapruvia), Canada (KORSUVA) and Singapore (KORSUVA) MAAs approved in August 2022
• Australia (KORSUVA) approved in November 2022
• Japan New Drug Application filed in September 2022
• U.S. commercial launch commenced in April 2022
• EU commercial launch commenced in third quarter of 2022
• UAE, Kuwait, and Israel (KORSUVA) approved in January 2023, May 2023, and June 2023, respectively

CSL Vifor (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral difelikefalin	Pruritus AD-aP	• Phase 3 program initiated in first quarter of 2022	Cara (Worldwide, other than South Korea); CKDP (South Korea)
	Oral difelikefalin	Pruritus advanced CKD-aP	• Phase 3 program initiated in first quarter of 2022	Cara (Worldwide, other than Japan and South Korea); Maruishi (Japan); CKDP (South Korea)
	Oral difelikefalin	Pruritus NP	• Phase 2 trial reported in second quarter of 2022 • Phase 2/3 program initiated in first quarter of 2023	Cara (Worldwide, other than South Korea); CKDP (South Korea)

Our Nephrology Franchise

KORSUVA (difelikefalin) injection – Our Commercial Product

Overview

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with CKD in adults undergoing hemodialysis. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. On June 26, 2023, CMS issued the CY 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. CMS is expected to issue a final CY 2024 rule in the fourth quarter of 2023. We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). For the three and six months ended June 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $11.4 million and $17.1 million, respectively, and we recorded associated collaborative revenue of $5.4 million and $8.2 million, respectively, which represented our share of the profit from these sales.

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the UAE, Kuwait, and Israel under the brand name KORSUVA in January 2023, May 2023, and June 2023, respectively. For the three and six months ended June 30, 2023, we recorded royalty revenue of approximately $123,000 and $248,000, respectively, which represented our royalties on net sales of Kapruvia in Europe. We expect additional commercial launches to commence over the next 12-18 months.

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

Summary of the Clinical Results for KORSUVA injection/Kapruvia:

KORSUVA injection was approved by the FDA on August 23, 2021 and is the first and only product approved for the treatment of moderate-to-severe pruritus associated with advanced CKD in adult patients undergoing hemodialysis in the United States.

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

KORSUVA Injection U.S. Launch Progress

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, LDOs came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. Specifically, Fresenius placed large orders to drive the trial and adoption of KORSUVA injection across its entire network of clinics. In the third quarter of 2022, CSL Vifor also contracted the sales force of Fresenius Renal Pharmaceuticals, a division of Fresenius Medical Care North America, to complement CSL Vifor’s sales force in selling into Fresenius clinics in the United States. After the initial inventory building at both the wholesaler and certain clinics (primarily, Fresenius), we have started to see shipments to dialysis organizations reflect true end-user demand versus the stocking activity seen in prior quarters. During the three and six months ended June 30, 2023, KORSUVA injection generated net sales of $11.4 million and $17.1 million, respectively, and we recorded collaborative revenue of $5.4 million and $8.2 million, respectively, which represented our share of the profit from sales of KORSUVA injection. Wholesalers shipped 66,852 and 112,572 vials to dialysis centers, the majority of which were Fresenius clinics, during the three and six months ended June 30, 2023, respectively. Vial orders grew 46% quarter to quarter, signifying an acceleration in patient demand.

KORSUVA Injection and Kapruvia Revenue and Other Metrics

We generate revenue from our lead products KORSUVA injection and Kapruvia primarily through our collaboration agreements with CSL Vifor:

●	Collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States. For the three and six months ended June 30, 2023, we recorded collaborative revenue of approximately $5.4 million and $8.2 million, respectively, related to our share of the profit.

●	Commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers. For the three and six months ended June 30, 2023, we recorded commercial supply revenue of approximately $1.4 million and $4.6 million, respectively.
●	Royalty revenue in conjunction with the launch of Kapruvia in Europe. For the three and six months ended June 30, 2023, we recorded royalty revenue of approximately $123,000 and $248,000, respectively.
●	Sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. For the three and six months ended June 30, 2023, we did not record any sales-based milestone revenue.

In addition to the information above, there are metrics that we have reported in the past and intend to continue to report in the future, including:

●	Net sales of KORSUVA injection in the United States. This amount is the net sales amount recorded by CSL Vifor to reflect shipments of KORSUVA injection vials from CSL Vifor to wholesalers. For the three and six months ended June 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $11.4 million and $17.1 million, respectively.
●	Our share of profit from KORSUVA injection that we record as collaborative revenue. For the three and six months ended June 30, 2023, we recorded collaborative revenue of approximately $5.4 million and $8.2 million, respectively, related to our share of the profit.
●	Shipments of KORSUVA injection vials from wholesalers to the dialysis clinics. For the three and six months ended June 30, 2023, 66,852 and 112,572, respectively, of KORSUVA injection vials were shipped from wholesalers to the dialysis clinics.

Oral Difelikefalin for Treatment of Advanced Chronic Kidney Disease Associated Pruritus (CKD-aP)

In December 2019, we announced top-line data from our Phase 2 trial of oral difelikefalin for the treatment of pruritus in advanced CKD patients diagnosed with Stage III – V CKD. The Phase 2, multicenter, randomized, double-blind, placebo-controlled 12-week trial was designed to evaluate the safety and efficacy of three dosage strengths (0.25 mg, 0.5 mg and 1 mg, once daily administration) of oral difelikefalin vs. placebo in approximately 240 stage III - V (moderate-to-severe) CKD patients with moderate-to-severe pruritus. The primary efficacy endpoint was the change from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 12 of the treatment period. Secondary endpoints included change from baseline in itch-related quality of life scores at the end of week 12, as assessed by the total Skindex-10 and 5-D itch scores, as well as the proportion of patients achieving an improvement from baseline ≥3 points with respect to the weekly mean of the daily 24-hour worst itch NRS score at week 12.

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

In April 2021, we held an End of Phase 2 Meeting with the FDA to discuss the results of the Phase 2 trial of oral difelikefalin in advanced CKD and the potential Phase 3 program. The FDA indicated the acceptability of Stage V pre-dialysis CKD patients as a viable patient population for a program. In November 2021, the FDA provided written guidance indicating the patient population can be expanded to include the group of Stage IV pre-dialysis patients with advanced CKD in a registration program consisting of two pivotal Phase 3 clinical trials.

In the first quarter of 2022, we initiated the Phase 3 advanced CKD program. The Phase 3 program consists of two identically designed trials (U.S. and global), KICK 1 and KICK 2. Each trial is expected to enroll approximately 400 patients, who will be randomized 1:1 to either oral difelikefalin 1 mg once daily or matching placebo. The study population will include adult patients suffering from moderate-to-severe pruritus with advanced CKD in Stages IV or V, including patients on dialysis. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst-itch NRS after which patients will be re-randomized to either oral difelikefalin or placebo for 52-weeks. We expect to report top-line results from this program in the second half of 2024.

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

KOMFORT’s primary efficacy endpoint was the change from baseline in the weekly mean of the daily 24-hour worst itch NRS score at week 8 of the treatment period. Patients treated with oral difelikefalin achieved the primary endpoint (-4.0 difelikefalin vs. -2.4 placebo, p=0.001) with statistically significant improvement observed as early as Day 1 and sustained through Week 8.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three and six months ended June 30, 2023 and 2022, no milestone payments or royalties were paid to Enteris by us in relation to the Enteris License Agreement.

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

Revenue

We generate revenue primarily from (1) collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) royalty revenue in conjunction with the launch of Kapruvia in Europe; and (4) sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. As of June 30, 2023, we have not recorded any sales-based milestone payments.

To date, we have earned a total of $129.6 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, collaborative revenue from our share of the profit generated by KORSUVA injection sales, and royalty revenue.

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

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the United States, the number of new patients adopting or switching to KORSUVA injection, patient retention and sustained demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On June 26, 2023, CMS issued the CY 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. The proposed rule provides for additional funding per dialysis treatment outside the bundle rate for a 3-year post-TDAPA period starting immediately upon the expiration of the TDAPA period. CMS is expected to issue a final CY 2024 rule in the fourth quarter of 2023. There is no assurance that the final CY 2024 rule provides for sufficient funding to maintain or grow KORSUVA patient volume post the TDAPA period which could significantly impact our revenues in future periods.

Further, in November 2022, CMS published a CY 2023 ESRD PPS final rule that, among others, updated Medicare payment policies and rates for renal dialysis services. This final rule rebased and revised ESRD bundled market basket to a 2020 base year, updated the labor-related share, changed the ESRD PPS methodology for calculating the outlier threshold for adult patients, applied a permanent 5% cap on decreases in the ESRD PPS wage index, and increased the wage index floor.

As of June 30, 2023, Vifor International owned 7,396,770, or 13.7%, of our common stock. CSL Vifor and its affiliates are considered related parties as of June 30, 2023 and December 31, 2022 (see Note 17 of Notes to Condensed Financial Statements, Related Party Transactions, in this Quarterly Report on Form 10-Q).

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

During the three and six months ended June 30, 2023, we recorded commercial supply revenue of $1.4 million and $4.6 million, respectively, with associated COGS of $1.4 million and $4.0 million, respectively. During the six months ended June 30, 2022, we recorded commercial supply revenue of $4.8 million with associated COGS of $2.1 million. Through February 2022, we had not recorded any COGS related to our commercial supply revenue, as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. In March 2022, we recorded commercial supply revenue of $2.5 million, with associated COGS of $2.1 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. There was no commercial supply revenue during the three months ended June 30, 2022. We expect our COGS to increase as CSL Vifor generates additional sales of KORSUVA injection in the future.

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

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1.0 billion or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. We do not expect this legislation to have an effect on our tax provision as of June 30, 2023; however, we will continue to evaluate the effect on the tax provision each reporting period.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Collaborative revenue	$5,410	$8,003	-32%	$8,160	$8,003	2%
Commercial supply revenue	1,400	—	N/A	4,591	4,790	-4%
Royalty revenue	123	—	N/A	248	—	N/A
License and milestone fees	—	15,000	-100%	—	15,000	-100%
Clinical compound revenue	—	—	N/A	99	—	N/A
Total revenue	$6,933	$23,003	-70%	$13,098	$27,793	-53%

Collaborative Revenue

We recognized collaborative revenue of $5.4 million and $8.2 million for the three and six months ended June 30, 2023, and $8.0 million for each of the three and six months ended June 30, 2022. This change in collaborative revenue for both periods was related to our share of the profit from CSL Vifor’s sales of KORSUVA injection to third parties in the United States, which commercially launched in April 2022.

Commercial Supply Revenue

We recognized commercial supply revenue of $1.4 million and $4.6 million for the three and six months ended June 30, 2023, and $4.8 million for the six months ended June 30, 2022. There was no commercial supply revenue for the three months ended June 30, 2022. This change in commercial supply revenue was related to sales of KORSUVA injection to CSL Vifor, as we and CSL Vifor began commercializing KORSUVA injection in the United States in December 2021 and commercial launch began in April 2022.

Royalty revenue

We recognized royalty revenue of approximately $123,000 and $248,000 for the three and six months ended June 30, 2023, and no royalty revenue for the three and six months ended June 30, 2022. This increase in royalty revenue was related to sales of Kapruvia in Europe, which commercially launched in the third quarter of 2022.

License and milestone fees revenue

There was no license and milestone fees revenue for the three and six months ended June 30, 2023. License and milestone fees revenue of $15.0 million for the three and six months ended June 30, 2022 was related to the regulatory milestone payment earned from Vifor Fresenius Medical Care Renal Pharma Ltd. for the approval of Kapruvia by the European Commission in April 2022. (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

We recognized clinical compound revenue of approximately $99,000 for the six months ended June 30, 2023, which was related to sales of clinical compound to Maruishi. There was no clinical compound revenue for the three months ended June 30, 2023, and the three and six months ended June 30, 2022.

Cost of Goods Sold (COGS)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Cost of Goods Sold	$1,418	$—	N/A	$4,008	$2,081	93%

During the three months ended June 30, 2023, we recorded COGS of $1.4 million which was related to our commercial supply revenue from CSL Vifor. There were no COGS recorded during the three months ended June 30, 2022 as there was no commercial supply revenue from CSL Vifor.

During the six months ended June 30, 2023, we recorded COGS of $4.0 million compared to $2.1 million during the six months ended June 30, 2022. The increase in COGS for the six months ended June 30, 2023, was related to commercial supply revenue for KORSUVA injection sales to CSL Vifor. All COGS incurred through February 2022 were expensed as incurred since they were incurred prior to regulatory approval.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$20,538	$10,867	89%	$34,287	$22,433	53%
Consultant services in support of clinical trials	1,358	1,336	2%	2,429	2,685	-10%
Stock-based compensation	1,563	1,942	-20%	3,222	4,026	-20%
Depreciation and amortization	29	30	-3%	58	61	-6%
Other R&D operating expenses	6,822	5,730	19%	14,648	11,973	22%
Total R&D expense	$30,310	$19,905	52%	$54,644	$41,178	33%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, the $9.7 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our three late-stage oral difelikefalin programs, and other general costs associated with our oral programs. These increases were partially offset by decreases related to the Phase 2 efficacy trial for pruritus associated with NP, and costs associated with our prior difelikefalin injection trials. The decrease in stock compensation expense is primarily related to lower grant date fair values for new option grants during the three months ended June 30, 2023, and lower stock compensation expense related to time-based restricted stock units that fully vested in February 2023. The $1.1 million increase in other R&D operating expenses was primarily related to increases in payroll-related costs.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, the $11.9 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our three late-stage oral difelikefalin programs. These increases were partially offset by decreases related to the Phase 2 efficacy trial for pruritus associated with NP, costs associated with our prior difelikefalin injection trials, and other general costs associated with our oral programs. The decrease in stock compensation expense is primarily related to lower grant date fair values for new option grants during the six months ended June 30, 2023, and lower stock compensation expense related to time-based restricted stock units that fully vested in February 2023. The $2.7 million increase in other R&D operating expenses was primarily related to increases in payroll-related costs and travel costs.

The following table summarizes our R&D expenses by program for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$—	$1,700	-100%	$—	$4,803	-100%
Oral difelikefalin - Pruritus	21,869	10,488	109%	36,675	20,499	79%
Internal research and development expenses	8,441	7,717	9%	17,969	15,876	13%
Total research and development expenses	$30,310	$19,905	52%	$54,644	$41,178	33%

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,796	$1,469	22%	$3,440	$3,404	1%
Stock-based compensation	1,879	2,713	-31%	3,573	6,333	-44%
Depreciation and amortization	31	32	-2%	61	64	-4%
Other G&A operating expenses	3,839	3,356	14%	7,362	7,116	3%
Total G&A expense	$7,545	$7,570	0%	$14,436	$16,917	-15%

The increase of $0.3 million in professional fees and public/investor relations expenses was primarily due to an increase in consultants’ costs and legal fees. The decrease of $0.8 million in stock-based compensation expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily related to higher expenses recorded during the three months ended June 30, 2022 for the modification of equity awards of our former Chief Executive Officer, or CEO. The increase of $0.5 million in other G&A operating expenses was primarily the result of increases in payroll-related costs.

The decrease of $2.8 million in stock-based compensation expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily related to higher expenses recorded during the six months ended June 30, 2022 for the modification of our former CEO’s equity awards, and certain performance-based restricted stock units that vested during the six months ended June 30, 2022. The $0.2 million increase in other G&A operating expenses was primarily the result of increases in payroll-related costs.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$861	$266	223%	$1,846	$428	331%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the three months ended June 30, 2023 and an increase in accretion income from our available-for-sale marketable securities.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the six months ended June 30, 2023 and an increase in accretion income from our available-for-sale marketable securities.

Benefit from Income Taxes

We were not eligible to exchange our R&D tax credit for cash during the three and six months ended June 30, 2023 and 2022, therefore there was no benefit from income taxes for each of the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, we recorded $0.7 million within income tax receivable which related to the 2020 R&D credit.

We recognized a full valuation allowance against deferred tax assets at June 30, 2023 and December 31, 2022. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for each of the three and six months ended June 30, 2023 and 2022.

Capital Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, and clinical costs related to the oral difelikefalin program.

As of June 30, 2023, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of June 30, 2023, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements (amounts in thousands)
	Total	2023	2024	2025	2026	2027	2028 & After
Operating lease obligations(1)	$15,373	$1,002	$108	$1,298	$1,330	$1,363	$10,272
Manufacturing purchase obligations(2)	6,402	6,402	—	—	—	—	—
Other obligations(3)	1,908	408	—	—	—	—	1,500
Total	$23,683	$7,812	$108	$1,298	$1,330	$1,363	$11,772
(1)	Operating lease obligations in 2023 relate to our Stamford operating leases entered into in December 2015, and amended in June 2020 (which continue through December 2023). Operating lease obligations in 2024 and beyond relate to our new lease entered into in May 2023 for our new principal executive offices, for which rent payments are expected to begin in late 2024. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our operating lease obligations.
(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through December 31, 2023. We expect the majority of this capacity reservation will be reimbursed in accordance with the supply agreement with CSL Vifor. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit under our leases for office space in Stamford, Connecticut. Obligations in 2023 relate to our existing leases that terminate in December 2023.

Obligations in 2028 and after relate to our stand-by letter of credit for our new lease for our new principal executive offices. See Note 6 of Notes to Condensed Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases and new lease for our new principal executive offices in May 2023.

As we anticipate revenue increasing in the short-term and long-term with the commercialization of KORSUVA injection and Kapruvia, our costs of manufacturing will also increase.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future potential payments that were considered cash requirements in the table above as of June 30, 2023. During the three and six months ended June 30, 2023 and 2022, there were no milestone payments made to Enteris. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our Enteris License Agreement.

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $31.5 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively, and $58.1 million and $32.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $624.4 million. We expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we and our partner CSL Vifor expand the commercial launch of KORSUVA injection and Kapruvia and to develop and seek marketing approval for oral difelikefalin. However, we will not incur any material commercial costs on KORSUVA injection and Kapruvia due to the licensing agreement with CSL Vifor. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with CSL Vifor, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

We anticipate that our expenses will increase as we:

●	continue the development of oral difelikefalin for pruritus associated with AD, advanced CKD, and NP;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

Commercial launch of KORSUVA injection began in the United States in April 2022, and commercial launch of Kapruvia has commenced in the EU in Austria, Germany, Sweden, France, the Netherlands, and Finland. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. Difelikefalin injection was also approved under the brand name KORSUVA in the UAE, Kwait, and Israel in January 2023, May 2023, and June 2023, respectively. We expect additional commercial launches to commence over the next 12-18 months. Our other product candidates are still in clinical development and since the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization of KORSUVA injection and Kapruvia and the development and commercialization of our other product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with CSL Vifor, Maruishi and CKDP.

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

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $897.5 million to fund our operations, including (1) net proceeds of $446.3 million from the sale of shares of our common stock in five public offerings, including our initial public offering; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $255.2 million under our license and supply agreements (including commercial supply sales and royalty payments), primarily with CSL Vifor, Maruishi, CKDP, and an earlier product candidate for which development efforts ceased in 2007; (4) our share of the profit generated by KORSUVA injection sales of $24.7 million; and (5) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with CSL Vifor (see Note 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

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

On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the three and six months ended June 30, 2023 and 2022.

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

Under Vifor Agreement No. 1, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from Vifor International in exchange for the issuance of 3,282,391 shares of our common stock to Vifor International as a result of the regulatory approval of KORSUVA injection in August 2021. As of the date of this filing, we have received $50.0 million of regulatory milestones from Vifor International.

Under Vifor Agreement No. 2, we are eligible to receive commercial milestone payments in the aggregate of up to $440.0 million, all of which are sales-related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. In June 2022, we received a $15.0 million milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. as a result of the regulatory approval of Kapruvia by the European Commission in April 2022. In October 2021, we received a $15.0 million milestone payment from Vifor Fresenius Medical Care Renal Pharma Ltd. as a result of the regulatory approval of KORSUVA injection in August 2021. As of the date of this filing, we have received $30.0 million of regulatory milestones from Vifor Fresenius Medical Care Renal Pharma Ltd.

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

In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On June 26, 2023, CMS issued the CY 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. The proposed rule provides for additional funding per dialysis treatment outside the bundle rate for a 3-year post-TDAPA period starting immediately upon the expiration of the TDAPA period. CMS is expected to issue a final CY 2024 rule in the fourth quarter of 2023. There is no assurance that the final CY 2024 rule provides for sufficient funding to maintain or grow KORSUVA patient volume post the TDAPA period which could significantly impact our revenues in future periods. Commercial launch of KORSUVA injection commenced in April 2022 and we began recording associated profit-sharing revenues in the second quarter of 2022. As a result of the European Commission’s approval of Kapruvia in April 2022, the commercial launch of Kapruvia in the EU has commenced in Austria, Germany, Sweden, France, the Netherlands, and Finland. Commercial launch has also commenced in Switzerland, and we expect additional commercial launches to commence over the next 12-18 months.

Our ability to earn these payments and their timing is dependent upon the outcome of oral difelikefalin development activities and successful commercialization of KORSUVA injection and Kapruvia. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

We expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including collaborative revenue from our share of the profit from KORSUVA injection, will be sufficient to fund our currently anticipated operating plan for at least the next 12 months. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	Dollar amounts in thousands
Net cash used in operating activities	$(55,063)	$(30,028)
Net cash provided by investing activities	50,511	63,108
Net cash provided by financing activities	560	185
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,992)	$33,265

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of a net loss of $58.1 million and a $4.5 million cash outflow from net changes in operating assets and liabilities, partially offset by a $7.6 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of cash outflows of $6.9 million from an increase in accounts receivable, net – related party primarily relating to amounts due from CSL Vifor for our share of the profit generated by KORSUVA injection sales, for commercial supply of KORSUVA injection to CSL Vifor, and for royalty revenue from sales of Kapruvia outside of the United States by CSL Vifor, an increase in inventory, net of $1.0 million, and a cash outflow of $0.9 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut. These cash outflows were partially offset by an increase of $2.9 million in accounts payable and accrued expenses primarily relating to decreased payments made in the first half of 2023, and a decrease in prepaid expenses of $1.3 million, primarily related to prepaid clinical costs. Net non-cash charges primarily consisted of stock-based compensation expense of $6.8 million, and the amortization expense component of lease expense of $0.8 million relating to our Stamford operating leases.

Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of a net loss of $32.0 million and a $9.8 million cash outflow from net changes in operating assets and liabilities, partially offset by a $11.7 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of an increase of $8.0 million in accounts receivable, net – related party relating to amounts due from CSL Vifor from our profit sharing arrangements governing KORSUVA injection sales in the United States, an increase in prepaid expenses of $3.5 million, primarily related to an increase in prepaid clinical costs, an increase of $0.9 million of inventory, net for our commercial supply of KORSUVA injection to CSL Vifor, and a cash outflow of $0.9 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by a cash inflow of $3.5 million from an increase in accounts payable and accrued expenses. Net non-cash charges primarily consisted of stock-based compensation expense of $10.4 million, which includes incremental expense related to the modification of our former CEO’s equity awards in 2021 of $2.6 million, the amortization expense component of lease expense of $0.7 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.5 million.

Net cash provided by investing activities

Net cash provided by investing activities was $50.5 million for the six months ended June 30, 2023, which primarily included cash inflows of $76.3 million from maturities and redemptions of available-for-sale marketable securities, partially offset by cash outflows of $25.8 million for the purchases of available-for-sale marketable securities.

Net cash provided by investing activities was $63.1 million for the six months ended June 30, 2022, which primarily included cash inflows of $94.3 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $31.1 million for the purchases of available-for-sale marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 consisted of proceeds of approximately $560,000 and $185,000, respectively, received from the exercise of stock options.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2023, we invested a majority of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of June 30, 2023, we had invested $43.5 million of our cash reserves in such marketable securities. Those marketable securities included $43.5 million of investment grade debt instruments with a yield of approximately 1.01% and maturities through November 2024. As of December 31, 2022, we had invested $93.0 million of our cash reserves in such marketable securities. Those marketable securities included $93.0 million of investment grade debt instruments with a yield of approximately 2.01% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of June 30, 2023 and December 31, 2022, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. As of June 30, 2023 and December 31, 2022, the aggregate unrealized losses on our available-for-sale marketable securities were $0.7 million and $1.7 million, respectively. For each of the three and six months ended June 30, 2023 and 2022, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of June 30, 2023 and December 31, 2022, we had accounts receivable, net - related party from CSL Vifor of $10.1 million and $3.3 million, respectively, primarily for our share of the profit generated by KORSUVA injection sales, commercial supply revenue, and royalty revenue. We believe that credit risk associated with CSL Vifor is not significant. We review the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. We had an insignificant allowance for credit losses as of June 30, 2023 and December 31, 2022.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the risk factor set forth below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes to our risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the risk factor set forth below:

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

On November 2, 2020, CMS issued a final rule outlining its payment policies and rates under the ESRD PPS for the 2021 calendar year. In addition to the annual technical updates to the ESRD PPS, the final rule, among other things, expands eligibility under the TPNIES. In particular, the final rule provided for biannual coding cycles for new HCPCS Level II code applications, revised the definition of “new” to be three (3) years beginning on the date of FDA marketing authorization, and expanded eligibility under the TPNIES to include certain home dialysis capital-related assets. Additionally, in October 2021, CMS issued a final rule that updates the ESRD PPS for calendar year 2022. Further, on June 28, 2022, in its Calendar Year 2023 ESRD PPS proposed rule, CMS issued a request for information, or RFI, to seek input on potential methodologies to add additional money through an add-on adjustment methodology for certain TDAPA drugs that enter the prospective payment system in an existing functional category. The options included in the RFI, if proposed and ultimately approved through Notice and Comment Rulemaking, could result in the provision of additional payments for KORSUVA injection post-TDAPA. Further, on November 7, 2022, CMS published a Calendar Year 2023 ESRD PPS final rule that will, among others, update Medicare payment policies and rates for renal dialysis services. This final rule rebases and revises ESRD bundled market basket to a 2020 base year, updates the labor-related share, changes the ESRD PPS methodology for calculating the outlier threshold for adult patients, applies a permanent 5% cap on decreases in the ESRD PPS wage index, and increases the wage index floor. Also in the final rule, with regard to the RFI in the June 2022 proposed rule, CMS noted that most commenters expressed support for an add-on payment adjustment for new renal dialysis drugs to improve patient access to innovative drugs and that CMS intends to take the received comments into consideration during potential future policy development. As this is an RFI, these provisions have not been proposed or implemented as a rule and there is no guarantee that CMS will formally propose a change in policy in the form presented in the RFI. On June 26, 2023, CMS issued the Calendar Year 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. The proposed rule provides for additional funding per dialysis treatment outside the bundle rate for a 3-year post-TDAPA period starting immediately upon the expiration of the TDAPA period. CMS is expected to issue a final Calendar Year 2024 rule in the fourth quarter of 2023. There are no assurances that provisions, including any add-on payments after the expiration of the TDAPA period, contained in the Calendar Year 2024 proposed rule will be included in the Calendar Year Final Rule.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Resignation of Board Member

On August 4, 2023, Harrison M. Bains notified our board of directors of his decision to resign from our board of directors, including each committee of the board of directors on which he is a member, effective upon the filing of our Quarterly Report on Form 10-Q for the quarter ending September 30, 2023. Mr. Bains has served as a member of the board of directors and as chair of the audit committee since 2014. Mr. Bains’ resignation is not the result of any disagreement with our policies, practices or procedures.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 5.02(b) of Form 8-K.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

10.1†	Agreement of Lease dated May 11, 2023 by and between 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common) and Cara Therapeutics, Inc.

10.2†+	Amended and Restated Non-Employee Director Compensation Policy.

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

† Filed herewith.

+ Indicates management contract or compensatory plan.

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

CARA THERAPEUTICS, INC.

Date: August 7, 2023	By	/s/ CHRISTOPHER POSNER
Christopher Posner
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 7, 2023	By	/s/ RYAN MAYNARD
Ryan Maynard
Chief Financial Officer
(Principal Financial and Accounting Officer)