Form 10-Q
period 2023-09-30
Cara Therapeutics, Inc.
filed 2023-11-13
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 9, 2023 was: 54,480,704.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$62,875	$63,741
Marketable securities	15,666	81,658
Accounts receivable, net - related party	3,351	3,260
Inventory, net	3,266	2,383
Income tax receivable	697	697
Other receivables	1,682	496
Prepaid expenses	12,658	16,267
Restricted cash	408	408
Total current assets	100,603	168,910
Operating lease right-of-use assets	7,108	1,551
Marketable securities, non-current	4,747	11,350
Property and equipment, net	1,380	426
Restricted cash, non-current	1,500	—
Total assets	$115,338	$182,237
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$22,384	$21,540
Operating lease liabilities, current	497	1,918
Total current liabilities	22,881	23,458

Operating lease liabilities, non-current	6,815	—
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2023 and December 31, 2022, zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022, 54,471,829 shares and 53,797,341 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	54	53
Additional paid-in capital	738,435	726,630
Accumulated deficit	(652,408)	(566,232)
Accumulated other comprehensive loss	(439)	(1,672)
Total stockholders’ equity	85,642	158,779
Total liabilities and stockholders’ equity	$115,338	$182,237

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Collaborative revenue	$2,471	$7,443	$10,631	$15,446
Commercial supply revenue	1,252	3,370	5,843	8,160
Royalty revenue	167	—	415	—
License and milestone fees	910	—	910	15,000
Clinical compound revenue	66	—	165	—
Total revenue	4,866	10,813	17,964	38,606
Operating expenses:
Cost of goods sold	1,558	3,055	5,566	5,136
Research and development	25,451	24,691	80,095	65,869
General and administrative	6,755	6,912	21,191	23,829
Total operating expenses	33,764	34,658	106,852	94,834
Operating loss	(28,898)	(23,845)	(88,888)	(56,228)
Other income, net	866	665	2,712	1,093
Net loss	$(28,032)	$(23,180)	$(86,176)	$(55,135)
Net loss per share:
Basic and Diluted	$(0.52)	$(0.43)	$(1.59)	$(1.03)
Weighted average shares:
Basic and Diluted	54,235,695	53,726,123	54,038,239	53,616,753
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	291	(101)	1,233	(1,790)
Total comprehensive loss	$(27,741)	$(23,281)	$(84,943)	$(56,925)

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	53,797,341	$53	$726,630	$(566,232)	$(1,672)	$158,779
Stock-based compensation expense	—	—	2,972	—	—	2,972
Shares issued upon exercise of stock options	93,218	1	559	—	—	560
Shares issued upon vesting of restricted stock units	83,793	—	381	—	—	381
Net loss	—	—	—	(26,665)	—	(26,665)
Other comprehensive income	—	—	—	—	571	571
Balance at March 31, 2023	53,974,352	$54	$730,542	$(592,897)	$(1,101)	$136,598
Stock-based compensation expense	—	—	3,116	—	—	3,116
Shares issued upon vesting of restricted stock units	94,454	—	326	—	—	326
Net loss	—	—	—	(31,479)	—	(31,479)
Other comprehensive income	—	—	—	—	371	371
Balance at June 30, 2023	54,068,806	$54	$733,984	$(624,376)	$(730)	$108,932
Net proceeds from sales of common stock under open market sales agreement	386,881	—	1,117	—	—	1,117
Stock-based compensation expense	—	—	3,171	—	—	3,171
Shares issued upon vesting of restricted stock units	16,142	—	163	—	—	163
Net loss	—	—	—	(28,032)	—	(28,032)
Other comprehensive income	—	—	—	—	291	291
Balance at September 30, 2023	54,471,829	$54	$738,435	$(652,408)	$(439)	$85,642

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	53,480,812	$53	$708,585	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	4,266	—	—	4,266
Shares issued upon exercise of stock options	470	—	3	—	—	3
Shares issued upon vesting of restricted stock units	109,943	—	1,438	—	—	1,438
Net loss	—	—	—	(27,749)	—	(27,749)
Other comprehensive loss	—	—	—	—	(1,365)	(1,365)
Balance at March 31, 2022	53,591,225	$53	$714,292	$(508,507)	$(1,723)	$204,115
Stock-based compensation expense	—	—	4,232	—	—	4,232
Shares issued upon exercise of stock options	30,000	—	182	—	—	182
Shares issued upon vesting of restricted stock units	89,075	—	423	—	—	423
Net loss	—	—	—	(4,206)	—	(4,206)
Other comprehensive loss	—	—	—	—	(324)	(324)
Balance at June 30, 2022	53,710,300	$53	$719,129	$(512,713)	$(2,047)	$204,422
Stock-based compensation expense	—	—	3,520	—	—	3,520
Shares issued upon exercise of stock options	15,807	—	104	—	—	104
Shares issued upon vesting of restricted stock units	7,500	—	55	—	—	55
Net loss	—	—	—	(23,180)	—	(23,180)
Other comprehensive loss	—	—	—	—	(101)	(101)
Balance at September 30, 2022	53,733,607	$53	$722,808	$(535,893)	$(2,148)	$184,820

See Notes to Condensed Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities
Net loss	$(86,176)	$(55,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,129	13,933
Depreciation and amortization	177	187
Noncash lease expense	1,221	1,055
(Accretion)/amortization of available-for-sale marketable securities, net	(159)	498
Changes in operating assets and liabilities:
Accounts receivable, net - related party	(91)	(9,623)
Inventory, net	(883)	749
Other receivables	(1,186)	4
Prepaid expenses	3,609	(16,043)
Accounts payable and accrued expenses	37	10,455
Operating lease liabilities	(1,278)	(1,300)
Other	(108)	—
Net cash used in operating activities	(74,708)	(55,220)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	118,590	162,185
Proceeds from redemptions of available-for-sale marketable securities, at par	4,000	—
Purchases of available-for-sale marketable securities	(48,601)	(77,858)
Purchases of property and equipment	(323)	(43)
Net cash provided by investing activities	73,666	84,284
Financing activities
Net proceeds from sales of common stock under open market sales agreement	1,117	—
Proceeds from the exercise of stock options	559	289
Net cash provided by financing activities	1,676	289
Net increase in cash, cash equivalents and restricted cash	634	29,353
Cash, cash equivalents and restricted cash at beginning of period	64,149	13,861
Cash, cash equivalents and restricted cash at end of period	$64,783	$43,214
Noncash investing and financing activities
Accrual for leasehold improvements	$807	$—

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

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approved Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the United Kingdom in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the United Arab Emirates, Kuwait, Israel, and Japan under the brand name KORSUVA in January 2023, May 2023, June 2023, and September 2023, respectively. The Company expects additional approvals and commercial launches over the next 12-18 months. On November 1, 2023, the Company entered into a Purchase and Sale Agreement, or the HCR Agreement, with HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P., or collectively HCR, where HCR will receive future royalty payments for Kapruvia and KORSUVA (ex U.S. only) up to certain capped amounts in exchange for certain payments to the Company (see Note 18, Subsequent Event).

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

The Company also has a license agreement with Maruishi Pharmaceutical Co. Ltd., or Maruishi, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing difelikefalin for acute pain and/or uremic pruritus in Japan. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, the Company earned a $1,449 milestone payment per the terms of the licensing agreement (see Note 11, Collaboration and Licensing Agreements and Note 12, Revenue Recognition).

As of September 30, 2023, the Company had raised aggregate net proceeds of approximately $520,700 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014, four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, the issuance of common stock pursuant to its open market sales agreement with Jefferies LLC as sales agent, or the Sales Agreement, in 2023, and the issuance of convertible preferred stock and debt prior to the IPO. Including profit share revenue and royalties, the Company has also earned approximately $284,800 under its license and supply agreements for difelikefalin, primarily with CSL Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. The Company has also received aggregate net proceeds of approximately $98,000 from the issuance and sale of the Company’s common stock to Vifor International in connection with the Company’s licensing agreement with CSL Vifor (see Note 11, Collaboration and Licensing Agreements).

As of September 30, 2023, the Company had unrestricted cash and cash equivalents and marketable securities of $83,288 and an accumulated deficit of $652,408. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $28,032 and $23,180 for the three months ended September 30, 2023 and 2022, respectively, and $86,176 and $55,135 for the nine months ended September 30, 2023 and 2022, respectively, and had net cash used in operating activities of $74,708 and $55,220 for the nine months ended September 30, 2023 and 2022, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, the amount and periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments, related party accounts receivable reserve, as applicable, inventory valuation and related reserves, research and development, or R&D, clinical costs and accrued research projects included in prepaid expenses and accounts payable and accrued expenses, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, the amount of lease incentives, as applicable, and the incremental borrowing rate used in lease calculations, and the likelihood of realization of deferred tax assets.

The impact from global economic conditions and potential and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide are highly uncertain and cannot be predicted, including impacts from the COVID-19 pandemic or future public health crises, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, the conflict between Israel and Hamas, and government actions implemented as a result of either of the foregoing, high rates of inflation, rising interest rates, uncertainty and liquidity concerns in the broader financial services industry, such as those caused by certain recent banking failures, and a potential recession in the United States. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed financial statements as soon as they become known.

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

3. Available-for-Sale Marketable Securities

As of September 30, 2023 and December 31, 2022, the Company’s available-for-sale marketable securities consisted of debt securities issued by U.S. government-sponsored entities and investment grade institutions as well as municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2023 and December 31, 2022:

As of September 30, 2023

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$9,500	$—	$(397)	$9,103
Corporate bonds	9,327	—	(42)	9,285
Municipal bonds	2,025	—	—	2,025
Total available-for-sale marketable securities	$20,852	$—	$(439)	$20,413

As of December 31, 2022

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$9,500	$—	$(623)	$8,877
Corporate bonds	35,828	—	(643)	35,185
Commercial paper	26,879	2	(6)	26,875
Municipal bonds	22,473	—	(402)	22,071
Total available-for-sale marketable securities	$94,680	$2	$(1,674)	$93,008

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022:

As of September 30, 2023

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$9,103	$(397)	$9,103	$(397)
Corporate bonds	1,826	—	7,459	(42)	9,285	(42)
Total	$1,826	$—	$16,562	$(439)	$18,388	$(439)

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

As of September 30, 2023 and December 31, 2022, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of September 30, 2023 and December 31, 2022, the Company held a total of 7 out of 9 positions and 35 out of 39 positions, respectively, that were in an unrealized loss position, 6 of which had been in an unrealized loss position for 12 months or greater as of September 30, 2023. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of government agencies were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 3 out of 3 positions for its U.S. government agency obligations, that were in unrealized loss positions as of September 30, 2023.

Corporate bonds and municipal bonds. The unrealized losses on the Company’s investments in corporate bonds and municipal bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 4 out of 4 positions for its corporate bonds, and 0 out of 2 positions for its municipal bonds, that were in unrealized loss positions as of September 30, 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2023, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of September 30, 2023		As of December 31, 2022
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$15,852	$15,666	$82,678	$81,658
One year to two years	5,000	4,747	12,002	11,350
Total	$20,852	$20,413	$94,680	$93,008

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

There were no sales of available-for-sale marketable securities during each of the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, accrued interest receivables on the Company’s available-for-sale debt securities were $232 and $489, respectively, and were included within other receivables.

4. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive loss, for the nine months ended September 30, 2023 and 2022, respectively.

Total Accumulated
Other Comprehensive
Loss
Balance, December 31, 2022	$(1,672)
Other comprehensive income before reclassifications	1,233
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	1,233
Balance, September 30, 2023	$(439)

Balance, December 31, 2021	$(358)
Other comprehensive loss before reclassifications	(1,790)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,790)
Balance, September 30, 2022	$(2,148)

Amounts reclassified out of accumulated other comprehensive loss into net loss are determined by specific identification. There were no reclassifications out of accumulated other comprehensive loss and into net loss for each of the three and nine months ended September 30, 2023 and 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

5. Fair Value Measurements

As of September 30, 2023 and December 31, 2022, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources, and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2023 or December 31, 2022.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

Fair value measurement as of September 30, 2023:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$62,875	$62,875	$—	$—
Available-for-sale marketable securities:
U.S. government agency obligations	9,103	—	9,103	—
Corporate bonds	9,285	—	9,285	—
Municipal bonds	2,025	—	2,025	—
Restricted cash:
Commercial money market account	1,908	1,908	—	—
Total financial assets	$85,196	$64,783	$20,413	$—

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

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during each of the three and nine months ended September 30, 2023 and 2022. There were no transfers of financial assets into or out of Level 3 classification during each of the three and nine months ended September 30, 2023 and 2022.

6. Restricted Cash

In May 2023, the Company entered into a lease agreement with 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common), or the Landlord, for the lease of 26,374 square feet of office space located at 400 Atlantic Street, Stamford, Connecticut 06901 for its new principal executive offices, or the New Lease. The Company is required to maintain a stand-by letter of credit as a security deposit under the New Lease and its existing leases for its office spaces in Stamford, Connecticut (refer to Note 16, Commitments and Contingencies: Leases). The fair value of the letters of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letters of credit issued to the landlords by the bank. As of September 30, 2023, the restricted cash balances for the New Lease and the existing leases were invested in a commercial money market account.

As of September 30, 2023, the Company had $408 of restricted cash related to its existing leases in current assets and $1,500 of restricted cash related to the New Lease in long-term assets. After the first and second anniversaries of the rent commencement date, the face amount of the letter of credit relating to the New Lease can be reduced by $500 each period if the Company is not in default of its lease obligations. As of December 31, 2022, the Company had $408 of restricted cash related to its existing leases in current assets.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$62,875	$63,741
Restricted cash, current assets	408	408
Restricted cash, long-term assets	1,500	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Statements of Cash Flows	$64,783	$64,149

7. Inventory, net

Inventory, net consists of the following:

	September 30, 2023	December 31, 2022
Raw materials	$2,692	$1,918
Work-in-process	607	499
Finished goods	4	—
	3,303	2,417
Less Inventory Reserve for Obsolescence	(37)	(34)
Total	$3,266	$2,383

As of September 30, 2023 and December 31, 2022, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021.

8. Prepaid expenses

As of September 30, 2023, prepaid expenses were $12,658, consisting of $11,133 of prepaid R&D clinical costs, $865 of prepaid insurance and $660 of other prepaid costs. As of December 31, 2022, prepaid expenses were $16,267, consisting of $15,188 of prepaid R&D clinical costs, $543 of prepaid insurance, and $536 of other prepaid costs.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$7,978	$9,604
Accrued research projects	6,304	5,200
Accrued compensation and benefits	5,370	5,219
Accrued professional fees and other	2,732	1,517
Total	$22,384	$21,540

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

10. Stockholders’ Equity

In August 2023, as a result of completion of the vesting period for restricted stock units granted in October 2022, an aggregate of 7,267 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

In July 2023, as a result of completion of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate of 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 14, Stock-Based Compensation).

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

Also in March 2022, the Company entered into the Sales Agreement, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the three months ended September 30, 2023, 386,881 shares were sold under the Sales Agreement and the Company received net proceeds of $1,117.

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

In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, the Company earned a $1,449 milestone payment per the terms of the licensing agreement (see Note 12, Revenue Recognition).

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

12. Revenue Recognition

The Company primarily recognizes revenue under its license and collaboration agreements from (1) collaborative revenue from its share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from the Company’s sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) royalty revenue from net sales of Kapruvia in Europe; and (4) sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. As of September 30, 2023, the Company has not earned any sales-based milestones under its collaboration agreements.

As of September 30, 2023, the Company had license and collaboration agreements with CSL Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Condensed Statements of Comprehensive Loss as revenue for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$1,932	$7,443	$10,092	$15,446
Maruishi	539	—	539	—
Total collaborative revenue	$2,471	$7,443	$10,631	$15,446
Commercial supply revenue
CSL Vifor* (KORSUVA injection)	$1,252	$3,370	$5,843	$8,160
Total commercial supply revenue	$1,252	$3,370	$5,843	$8,160
Royalty revenue
CSL Vifor (Kapruvia ex U.S.)	$167	$—	$415	$—
Total royalty revenue	$167	$—	$415	$—
License and milestone fees
Vifor Fresenius Medical Care Renal Pharma Ltd.	$—	$—	$—	$15,000
Maruishi	910	—	910	—
Total license and milestone fees	$910	$—	$910	$15,000
Clinical compound revenue
Maruishi	$66	$—	$165	$—
Total clinical compound revenue	$66	$—	$165	$—

_____________________________

* Includes amounts earned from Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

Collaborative revenue

Beginning in April 2022, the Company began recording its share of the profit generated by KORSUVA injection sales by CSL Vifor to third parties in the United States. Under the license agreements with CSL Vifor, KORSUVA injection net sales are calculated by CSL Vifor which are net of discounts, rebates, and allowances. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis (since the Company is not the primary obligor and does not retain inventory risk) and presents the revenue earned each period as

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

collaborative revenue. During the three and nine months ended September 30, 2023, the Company recorded $1,932 and $10,092, respectively, as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States. During the three and nine months ended September 30, 2022, the Company recorded $7,443 and $15,446, respectively, as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States.

The Company’s distinct performance obligations under the Maruishi Agreement include transfer of the license to the Company’s intellectual property, which allowed Maruishi to develop and commercialize difelikefalin, for acute pain and uremic pruritus indications in Japan, which occurred at inception of the contract in 2013 (considered license and milestone fees revenue), and performance of R&D services, which occurred from 2013 to 2015 (considered collaborative revenue), as those services were rendered. The Company agreed to conduct limited work on an oral tablet formulation of difelikefalin and to conduct Phase 1 and proof-of-concept Phase 2 clinical trials of an intravenous formulation of difelikefalin to be used to treat patients with uremic pruritus. The Company agreed to transfer the data and information from such development to Maruishi for its efforts to obtain regulatory approval in Japan. These activities are referred to as R&D services and are included as collaborative revenue.

During each of the three and nine months ended September 30, 2023, the criteria for revenue recognition for a regulatory milestone event set forth in the Maruishi Agreement was achieved, and the Company earned $1,449, of which $539 was recorded as collaborative revenue based on the relative standalone selling prices described at contract inception. This regulatory milestone payment was considered variable consideration due to the uncertainty of occurrence of this event as specified at inception of the agreement. Therefore, this potential regulatory milestone payment was not included in the transaction price at the inception of the agreement. There was no collaborative revenue recognized under the Maruishi Agreement during the three and nine months ended September 30, 2022.

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the product occurs. The Company had commercial supply revenue of $1,252 and $5,843 for the three and nine months ended September 30, 2023, respectively, with associated COGS of $1,558 and $5,566, respectively. The Company had commercial supply revenue of $3,370 for the three months ended September 30, 2022 with associated COGS of $3,055. The Company had commercial supply revenue of $8,160 for the nine months ended September 30, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $5,865 was recognized with associated COGS of $5,136 since these inventory costs were capitalized as inventory subsequent to regulatory approval.

Royalty revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved. During the three and nine months ended September 30, 2023, the Company recorded $167 and $415, respectively, as royalty revenue based on net sales of Kapruvia. There was no royalty revenue for the three and nine months ended September 30, 2022.

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

During each of the three and nine months ended September 30, 2023, the criteria for revenue recognition for a regulatory milestone event set forth in the Maruishi Agreement was achieved and the Company earned $1,449, of which $910 was recorded as license and milestone fees revenue based on the relative standalone selling prices described at contract inception. This regulatory milestone payment was considered variable consideration due to the uncertainty of occurrence of this event as specified at inception of the agreement. Therefore, this potential regulatory milestone payment was not included in the transaction price at the inception of the agreement. There was no license and milestone fees revenue recognized under the Maruishi Agreement during the three and nine months ended September 30, 2022.

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

Clinical compound revenue

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. During the three and nine months ended September 30, 2023, the Company recognized clinical compound revenue of $66 and $165, respectively, from the sale of clinical compound to Maruishi. There were no sales of clinical compound during the three and nine months ended September 30, 2022.

Contract balances

As of September 30, 2023 and December 31, 2022, respectively, the Company recorded accounts receivable, net – related party of $3,351 and $3,260 which primarily related to its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty revenue from CSL Vifor relating to sales of Kapruvia outside of the United States. The Company also recorded $1,449 within other receivables for the regulatory milestone payment earned from Maruishi as of September 30, 2023. There

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

were no other contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of September 30, 2023 and December 31, 2022.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of September 30, 2023 and December 31, 2022.

13. Net Loss Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For each of the three and nine months ended September 30, 2023 and 2022, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic:
Weighted average common shares outstanding	54,235,695	53,726,123	54,038,239	53,616,753
Diluted:
Weighted average common shares outstanding - Basic	54,235,695	53,726,123	54,038,239	53,616,753
Common stock equivalents*	—	—	—	—
Denominator for diluted net loss per share	54,235,695	53,726,123	54,038,239	53,616,753
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss - basic and diluted	$(28,032)	$(23,180)	$(86,176)	$(55,135)
Weighted-average common shares outstanding:
Basic and diluted	54,235,695	53,726,123	54,038,239	53,616,753
Net loss per share, basic and diluted:	$(0.52)	$(0.43)	$(1.59)	$(1.03)

As of September 30, 2023, 8,040,891 stock options and 775,711 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 194,172 restricted stock units were granted to non-employee directors on June 1, 2023, the date of the Company’s 2023 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $3.09 per share. The restricted stock units will vest on the earlier of (i) June 1, 2024 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the three and nine months ended September 30, 2023, stock compensation expense associated with these awards of $151 and $199, respectively, was recognized in general and administrative expense, or G&A expense. As of September 30, 2023, 194,172 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On March 1, 2023, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 407,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.06 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For each of the three and nine months ended September 30, 2023, no stock compensation expense relating to these restricted stock units was recognized. As of September 30, 2023, 407,000 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On October 12, 2022, the Compensation Committee approved and granted a total of 7,267 time-based restricted stock units under the 2014 Plan, with a grant date fair value of $9.42 per share, to an executive officer of the Company. The restricted stock unit grant fully vested on August 31, 2023. For the three and nine months ended September 30, 2023, the Company recognized $13 and $51, respectively, of stock compensation expense associated with these awards, all of which was recorded within G&A expense. As of September 30, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully in August 2023.

On June 15, 2022, the Compensation Committee approved and granted a total of 7,500 time-based restricted stock units to the Company’s interim principal financial officer and principal accounting officer, as a result of his assuming the responsibilities of the Company’s former Chief Financial Officer on an interim basis, under the 2014 Plan with a grant date fair value of $7.94 per share. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the vesting period following the grant date. For the three and nine months ended September 30, 2022, the Company recognized $55 and $60, respectively, of stock compensation expense associated with these awards, all of which were recorded within G&A expense. As of September 30, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully in September 2022.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 59,380 restricted stock units were granted to non-employee directors on June 2, 2022, the date of the Company’s 2022 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $8.42 per share. These restricted stock unit grants fully vested on June 2, 2023. For the nine months ended September 30, 2023, stock compensation expense associated with these awards of $209 was recognized in G&A expense. There was no stock compensation expense associated with these restricted stock units during the three months ended September 30, 2023. For the three and nine months ended September 30, 2022, stock compensation expense of $126 and $164, respectively, was recognized in G&A expense. As of September 30, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully on June 2, 2023. Also in June 2022, the Company granted 11,876 fully vested restricted stock units, which were immediately settled in shares of common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021. For the nine months ended September 30, 2022, stock compensation expense of $100 was recognized in G&A expense associated with this award.

On February 25, 2022, the Compensation Committee also approved and granted a total of 243,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. Vesting of the restricted

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

stock units is contingent on the achievement of certain performance targets related to commercial milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For each of the three and nine months ended September 30, 2023 and 2022, no stock compensation expense relating to these restricted stock units was recognized. In June 2022, 29,000 of these restricted stock units were forfeited as a result of the resignation of our former CFO. In December 2022, 214,000 of these restricted stock units were cancelled as the performance targets associated with them were not achieved. As of September 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units were cancelled in 2022.

Additionally, on February 25, 2022, the Compensation Committee also approved and granted a total of 145,170 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In April 2023, 3,585 of these restricted stock units were forfeited. In February 2023, 42,920 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the three and nine months ended September 30, 2023, the Company recognized $103 and $303, respectively, of stock compensation expense associated with these awards, with $35 recorded in R&D expense and $68 recorded in G&A expense for the three months ended September 30, 2023, and $100 recorded in R&D expense and $203 recorded in G&A expense for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized $116 and $274, respectively, of stock compensation expense associated with these awards, with $48 recorded in R&D expense and $68 recorded in G&A expense for the three months ended September 30, 2022, and $113 recorded in R&D expense and $161 recorded in G&A expense for the nine months ended September 30, 2022. In June 2022, 20,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. As of September 30, 2023, 78,665 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On December 17, 2021, the Compensation Committee approved and granted a total of 63,573 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vested in two equal installments on December 15, 2022 and June 15, 2023. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. On June 15, 2023, the remaining 26,199 of these restricted stock units fully vested and were settled in shares of the Company’s common stock. In June 2022, 11,170 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. For the nine months ended September 30, 2023, the Company recognized $199 of stock compensation expense associated with these awards, with $96 recorded in R&D expense and $103 recorded in G&A expense. There was no stock compensation expense recognized for these restricted stock awards for the three months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized $110 and $323, respectively, of stock compensation expense associated with these awards, with $53 recorded in R&D expense and $57 recorded in G&A expense for the three months ended September 30, 2022, and $157 recorded in R&D expense and $166 recorded in G&A expense for the nine months ended September 30, 2022. As of September 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units fully vested in June 2023.

On October 29, 2021, the Compensation Committee also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new CEO under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vested 25% on the first anniversary of the date of grant and the balance vests quarterly over the next 36 months. As a result, 35,500 of these restricted stock units vested and were settled in shares of the Company’s common stock in October 2022. The second tranche of 5,942 restricted

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

stock units fully vested on March 31, 2022. As a result, the Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. In July 2023, April 2023 and January 2023, 8,875 of these restricted stock units vested each period and were settled in shares of the Company’s common stock in satisfaction of the quarterly periods of vesting. For the three and nine months ended September 30, 2023, stock compensation expense associated with these awards of $150 and $446, respectively, was recognized in G&A expense. For the three and nine months ended September 30, 2022, stock compensation expense associated with these awards of $151 and $506, respectively, was recognized in G&A expense. As of September 30, 2023, 79,875 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units vested on June 3, 2022. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the nine months ended September 30, 2022, stock compensation expense associated with these awards of $239 was recognized in G&A expense for these restricted stock units. There was no stock compensation expense recognized for the three months ended September 30, 2022. As of September 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units fully vested in June 2022.

On March 30, 2021, the Compensation Committee approved and granted a total of 176,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. In March 2022, 93,999 restricted stock units were forfeited as a result of not achieving certain defined performance targets of the awards. In February 2022, performance targets relating to 37,999 restricted stock units had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For each of the three and nine months ended September 30, 2023, there was no stock compensation expense recognized as all of these restricted stock units either vested or were forfeited prior to these periods. For the nine months ended September 30, 2022, the Company recognized $729 of stock compensation expense associated with these awards in G&A expense. G&A amounts recorded for the nine months ended September 30, 2022 included $303 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). There was no stock compensation expense recognized for the three months ended September 30, 2022. As of September 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units either fully vested or were forfeited in prior periods.

Additionally on March 30, 2021, the Compensation Committee also approved and granted a total of 100,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In March 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In June 2022, 17,333 of these restricted stock units vested and were settled in shares of the Company’s common stock in accordance with the acceleration of vesting provisions relating to the modification of certain of these restricted stock units on November 1, 2021. In June 2022, 17,333 restricted stock units were forfeited as a result of the completion of the consulting agreement in relation to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In March 2022, 33,336 of these restricted stock units vested and were settled in shares of the Company’s common stock in

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

satisfaction of the first year of vesting. For the three and nine months ended September 30, 2023, the Company recognized $83 and $246, respectively, of stock compensation expense associated with these awards, with $55 recorded in R&D expense and $28 in G&A expense for the three months ended September 30, 2023, and $164 recorded in R&D expense and $82 in G&A expense for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized $83 and $563, respectively, of stock compensation expense associated with these awards, with $55 recorded in R&D expense and $28 in G&A expense for the three months ended September 30, 2022, and $164 recorded in R&D expense and $399 in G&A expense for the nine months ended September 30, 2022. G&A amounts recorded for the nine months ended September 30, 2022 included $317 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of September 30, 2023, 15,999 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

In February 2020, the Compensation Committee also approved and granted a total of 98,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vested in three equal installments annually from the date of the grant. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the third year of vesting. In February 2022, 32,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. For the nine months ended September 30, 2023, the Company recognized $39 of stock compensation expense associated with these awards, with $26 recorded in R&D expense and $13 in G&A expense. There was no associated stock compensation expense for the three months ended September 30, 2023 as these restricted stock units were fully vested in the prior period. For the three and nine months ended September 30, 2022, the Company recognized $66 and $460, respectively, of stock compensation expense associated with these awards, with $44 recorded in R&D expense and $22 in G&A expense for the three months ended September 30, 2022, and $131 recorded in R&D expense and $329 in G&A expense for the nine months ended September 30, 2022. G&A amounts recorded for the nine months ended September 30, 2022 included $264 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of September 30, 2023, none of these restricted stock units were outstanding as the remaining restricted stock units were fully vested in February 2023.

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the nine months ended September 30, 2023 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2022	372,513	$13.20
Awarded	601,172	7.81
Vested and released	(194,389)	12.26
Forfeited	(3,585)	10.46
Outstanding, September 30, 2023	775,711	$9.27
Restricted stock units exercisable (vested and deferred), September 30, 2023	—

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, the Company granted 155,747 and 437,500 stock options during the three months ended September 30, 2023 and 2022, respectively, and 1,954,668 and 1,739,919 stock options during the nine months ended September 30, 2023 and 2022, respectively. No stock options were granted under the 2019 Inducement Plan during the three and nine months ended September 30, 2023 and 2022. The fair values of stock options granted during the three and nine months ended September 30, 2023 and 2022 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.20%	2.65% - 4.09%	3.38% - 4.22%	1.70% - 4.09%
Expected volatility	80.8%	77.7% - 78.2%	76.3% - 81.3%	77.7% - 81.9%
Expected dividend yield	0%	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended September 30, 2023 and 2022 was $2.24 and $7.37, respectively, and during the nine months ended September 30, 2023 and 2022 was $5.86 and $7.27, respectively. No options were granted to non-employee consultants during the three and nine months ended September 30, 2023 and 2022.

During the three and nine months ended September 30, 2023 and 2022, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$1,387	$1,719	$4,314	$5,380
General and administrative	1,447	1,149	4,122	5,137
Total stock option expense	$2,834	$2,868	$8,436	$10,517

The following were excluded from the table above as they are not related to stock options: compensation expense for (i) the vesting of certain employees’ restricted stock units for $90 in R&D expense and $259 in G&A expense for the three months ended September 30, 2023, and $385 in R&D expense and $899 in G&A expense for the nine months ended September 30, 2023; (ii) the vesting of certain employees’ restricted stock units for $200 in R&D expense and $381 in G&A expense for the three months ended September 30, 2022, and $565 in R&D expense and $2,350 in G&A expense for the nine months ended September 30, 2022; (iii) compensation expense relating to the Board of Directors’ restricted stock units for $151 and $409 in G&A expense for the three and nine months ended September 30, 2023, respectively; and (iv) compensation expense relating to the Board of Directors’ restricted stock units for $126 and $503 in G&A expense for the three and nine months ended September 30, 2022, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2023 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2022	7,689,449	$14.35
Granted	1,954,668	8.31
Exercised	(93,218)	6.00
Forfeited	(177,085)	11.19
Expired	(1,332,923)	14.48
Outstanding, September 30, 2023	8,040,891	$13.03
Options exercisable, September 30, 2023	4,583,227

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the nine months ended September 30, 2023 and 2022.

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

During the nine months ended September 30, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $2,563, which was included in G&A expense for the nine months ended September 30, 2022. Of this total amount, $1,679 was included in G&A expense in the stock option compensation expense table above for the nine months ended September 30, 2022. There was no incremental stock compensation expense related to the modifications of stock options, time-

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

based and performance-based restricted stock units for the three months ended September 30, 2022, as a result of the consulting period ending on June 30, 2022.

15. Income Taxes

The Company has recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2023 and December 31, 2022. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, the Company’s effective tax rate is zero for each of the three and nine months ended September 30, 2023 and 2022.

Historically, the Company’s benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. It was not eligible to exchange its R&D tax credit for cash during the three and nine months ended September 30, 2023 and 2022, therefore there was no benefit from income taxes for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Company recorded $697 within income tax receivable which related to the 2020 R&D credit.

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1,000,000 or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on its tax provision as of September 30, 2023; however, the Company will continue to evaluate the effect on the tax provision each reporting period.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three and nine months ended September 30, 2023, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement. During the three months ended September 30, 2022, Enteris earned a $5,000 milestone payment based on the first patient dosing in a Phase 3 trial, which was subsequently paid in October 2022. This milestone payment to Enteris was recorded in R&D expense for the three and nine months ended September 30, 2022.

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

Leases (Original Corporate Headquarters in 2015 & Amendment for Additional Space in 2020)

Lease expense is recognized on a straight-line basis over the lease term of the Company’s lease agreements for its original headquarters, and additional office space, in Stamford, Connecticut. As a result, $407 and $1,220 of operating lease cost, or lease expense, was recognized for the three and nine months ended September 30, 2023, respectively, consisting of $285 relating to R&D lease expense and $122 relating to G&A lease expense for the three months ended September 30, 2023, and $854 relating to R&D lease expense and $366 relating to G&A lease expense for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, $406 and $1,218, respectively, of lease expense was recognized, consisting of $284 relating to R&D lease expense and $122 relating to G&A lease expense for the three months ended September 30, 2022, and $853 relating to R&D lease expense and $365 relating to G&A lease expense for the nine months ended September 30, 2022.

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

The annual fixed rent rate under the New Lease will initially be $1.3 million (considered by the Company to be at market rate as of the signing of the New Lease), commencing on the date which is the later to occur of (a) the date which is 12 months after the Commencement Date and (b) November 1, 2024, or the Rent Commencement Date, and will increase 2.5% annually thereafter. The Company expects to begin paying rent in November 2024.

The Company is also responsible for the payment of Additional Rent, as defined in the New Lease, including its share of the operating and tax expenses for the building. As a result, the New Lease contains both a lease (the right to use the asset) and a non-lease component (common area maintenance services) which are accounted for separately. The Company allocates the consideration to the lease and non-lease component on a relative standalone price basis.

The Company will have the option to extend the Term under the New Lease for an additional five years on the same terms and conditions (other than with respect to the annual fixed rent at the annual fair market rental rate, as defined in the New Lease) as set forth in the New Lease. This renewable term is not included as part of the lease term as defined in ASC 842 since it is not reasonably certain that the Company will exercise that option on the Commencement Date.

Since the New Lease does not provide an implicit interest rate, the Company used an incremental borrowing rate equal to the 3-month Secured Overnight Financing Rate, or SOFR, plus 7.75% per annum subject to a 3-month SOFR floor of 2.75%, which is based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the New Lease, or 12.83%.

On July 28, 2023, the Company recorded a lease liability and a right-of-use asset, or the ROU asset, for the New Lease since it obtained control of the premises to begin work on its leasehold improvements prior to the Commencement Date. The initial lease liability of $6,672 was recorded as the sum of the present value of the future minimum lease payments over the term of the lease. Lease incentives of $2,900 were not included within lease payments since the timing of these costs being incurred and reimbursed to the Company was uncertain, and they are neither paid nor payable as of July 28, 2023. These lease incentives will reduce the lease liability and ROU asset by the costs incurred once the Company actually incurs the costs and the amounts qualify for reimbursement. The reduction to the lease liability will be reversed once the Company is reimbursed for the qualified costs. The reduction to the ROU asset will be recognized prospectively over the remainder of the lease term. The ROU asset of $6,779 was initially recorded as the amount of the lease liability plus prepaid rent paid in May 2023. During the three months ended September 30, 2023, the Company did not incur any costs that qualified for reimbursement as a lease incentive.

Beginning on July 28, 2023 and during the entire term of the New Lease, interest expense is calculated using the effective interest method and the ROU asset (including prepaid rent) will be amortized on a straight-line basis over the lease term, and both will be recorded as lease expense. As a result, lease expense of $214 for the New Lease was recorded for each of the three and nine months ended September 30, 2023, consisting of $150 relating to R&D lease expense and $64 relating to G&A lease expense.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to the leases (both existing and new) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$500	$491	$1,489	$1,463
ROU assets obtained in exchange for new operating lease liabilities	$6,779	$—	$6,779	$—
Weighted average remaining lease term - operating leases (years)	10.4	1.3	10.4	1.3
Weighted average discount rate - operating leases	12.4%	7.0%	12.4%	7.0%

Future minimum lease payments under non-cancellable operating leases, as well as a reconciliation of these undiscounted cash flows to the operating lease liabilities as of September 30, 2023, were as follows:

Year Ending December 31,
2023 (Excluding the nine months ended September 30, 2023)	$503
2024	108
2025	1,298
2026	1,330
2027	1,363
2028	1,398
Thereafter	8,874
Total future minimum lease payments, undiscounted	14,874
Less imputed interest	(7,562)
Total	$7,312

Operating lease liabilities reported as of September 30, 2023:
Operating lease liabilities - current	$497
Operating lease liabilities - non-current	6,815
Total	$7,312

17. Related Party Transactions

As of September 30, 2023, Vifor International owned 7,396,770, or 13.6%, of the Company’s common stock. CSL Vifor and its affiliates are considered related parties as of September 30, 2023 and December 31, 2022 (see Note 11, Collaboration and Licensing Agreements).

As of September 30, 2023 and December 31, 2022, amounts due from CSL Vifor of $3,351 and $3,260, respectively, primarily relating to the Company’s share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty revenue from CSL Vifor relating to sales of Kapruvia outside of the United States were included within accounts receivable, net – related party.

The Company’s collaborative revenue of $1,932 and $10,092 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the three and nine

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

months ended September 30, 2023, respectively. The Company’s collaborative revenue of $7,443 and $15,446 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the three and nine months ended September 30, 2022.

Sales of KORSUVA injection to CSL Vifor of $1,252 and $5,843 were included within commercial supply revenue for the three and nine months ended September 30, 2023, respectively. The associated COGS for the Company’s commercial supply revenue from CSL Vifor was $1,558 and $5,566 for the three and nine months ended September 30, 2023, respectively. Sales of KORSUVA injection to CSL Vifor of $3,370 and $8,160 were also included within commercial supply revenue for the three and nine months ended September 30, 2022, respectively, with an associated COGS for the Company’s commercial supply revenue from CSL Vifor of $3,055 and $5,136 for the three and nine months ended September 30, 2022, respectively.

The Company recorded $15,000 as license and milestone fee revenue from Vifor Fresenius Medical Care Renal Pharma Ltd. for the nine months ended September 30, 2022, as a result of the European Commission’s regulatory approval of Kapruvia in April 2022.

The Company recorded $167 and $415 as royalty revenue based on net sales of Kapruvia outside of the United States during the three and nine months ended September 30, 2023.

18. Subsequent Event

On November 1, 2023, the Company, through its wholly-owned subsidiary Cara Royalty Sub, LLC, a Delaware limited liability company, or Royalty Sub, entered into the HCR Agreement, with HCRX Investments Holdco, L.P., a Delaware limited partnership and Healthcare Royalty Partners IV, L.P., a Delaware limited partnership, or collectively HCR, pursuant to which Royalty Sub sold, or agreed to sell, to HCR certain of its rights to receive royalty payments, or the Royalties, due and payable to Royalty Sub (as assignee of the Company) under the Maruishi Agreement and Vifor Agreement No. 2., collectively the Covered License Agreements, in exchange for up to $40,000. Vifor Agreement No. 2 and the Royalties thereunder shall be retained by the Company until the Company has received the First Milestone Payment (as defined below). The Company has retained all of its right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Royalty Sub received an upfront payment of $17,500, less certain expenses. The terms of the HCR Agreement provide for an additional (a) $20,000 milestone payment, or the First Milestone Payment, to Royalty Sub if, prior to December 31, 2023, pricing for Kapruvia® (difelikefalin) in Germany is approved above a certain threshold amount per dose and (b) $2,500 milestone payment to Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement, or the 2029 Threshold, if the 2029 Threshold is achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if the 2029 Threshold is not achieved on or prior to December 31, 2029. After the HCR Agreement expires, all rights to receive the Royalties return to Royalty Sub.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to successfully commercialize KORSUVA® (difelikefalin) injection, or KORSUVA injection, our difelikefalin injection product which was granted marketing authorization in the United States, Canada, Australia, Singapore, the United Arab Emirates, or UAE, Kuwait, Israel, and Japan, or Kapruvia® (difelikefalin), which was granted marketing authorization in the European Union, or the EU, the United Kingdom, or the UK, and Switzerland, or to execute on our marketing plans for any other drugs or indications that may be approved in the future;
●	our ability to pursue regulatory submissions or obtain regulatory approvals for difelikefalin injection in any additional territories;
●	our ability to obtain and maintain coverage and adequate reimbursement for KORSUVA injection or Kapruvia in markets around the world;
●	the performance of our current and future collaborators and licensees, including CSL Vifor, a business formed as a result of CSL Limited’s acquisition of Vifor Pharma AG in August 2022, Vifor Fresenius Medical Care Renal Pharma Ltd. (CSL Vifor’s joint venture with Fresenius Medical Care), Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Winhealth Pharma and Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations;
●	the performance of third-party manufacturers, clinical research organizations, or CROs, and other vendors;
●	risks relating to KORSUVA injection’s and Kapruvia’s market acceptance, competition, reimbursement and regulatory actions;
●	the size and growth of the potential markets for pruritus management, including chronic kidney disease associated pruritus, or CKD-aP, in hemodialysis and non-dialysis markets, pruritus associated with atopic dermatitis, or AD-aP, and pruritus associated with notalgia paresthetica, or NP, markets;

●	the success and timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for oral difelikefalin in pruritus associated with advanced chronic kidney disease, or CKD, AD-aP, or NP;
●	our plans to develop and commercialize oral difelikefalin and any future indication or product candidates;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the rate and degree of market acceptance of any other future approved indications or products;
●	our ability to obtain and maintain additional regulatory approval of our product candidates, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin;
●	our ability to establish additional collaborations for our product candidates;
●	our receipt of payments from HCRX Investments Holdco, L.P., and Healthcare Royalty Partners IV, L.P., or collectively HCR, under that certain Purchase and Sale Agreement with HCR;
●	the continued service of our key scientific or management personnel;
●	our ability to establish commercialization and marketing capabilities for any other future approved indications or products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on CSL Vifor for timely and accurate information;
●	the success of competing drugs that are or may become available; and
●	the potential effects of the COVID-19 pandemic or future global health crises, geopolitical tensions and macroeconomic conditions on our business, operations and clinical development and regulatory timelines and plans as well as commercial and clinical drug supply chain continuity and the commercial launch of KORSUVA injection and Kapruvia.

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

Overview

We are a commercial-stage biopharmaceutical company leading a new treatment paradigm to improve the lives of patients suffering from pruritus. Our KORSUVA injection is the first and only U.S. Food and Drug Administration, or FDA, approved treatment for moderate-to-severe pruritus associated with advanced chronic kidney disease, or CKD, in adults undergoing hemodialysis. We are developing an oral formulation of difelikefalin and have initiated Phase 3 programs for the treatment of pruritus in patients with advanced CKD and atopic dermatitis, or AD. We have also initiated a Phase 2/3 program of oral difelikefalin for the treatment of moderate-to-severe pruritus in patients with NP.

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with advanced CKD in adults undergoing hemodialysis in the United States. In December 2021, the U.S. Centers for Medicare & Medicaid Services, or CMS, granted Transition Drug Add-on Payment Adjustment, or TDAPA, to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On June 26, 2023, CMS issued the Calendar Year, or CY, 2024 end-stage renal disease, or ESRD, Prospective Payment System, or PPS, proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment adjustment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with advanced CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP).

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the UAE, Kuwait, Israel, and Japan under the brand name KORSUVA in January 2023, May 2023, June 2023, and September 2023, respectively. We expect additional approvals and commercial launches over the next 12-18 months.

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

We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with advanced CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). CSL Vifor is a leading nephrology organization with a significant presence in nephrology offices and dialysis centers. In the United States, we launched KORSUVA injection into a highly concentrated market. The dialysis market is dominated by two large dialysis organizations, or LDOs, Fresenius Medical Care, or FMC, and DaVita, which combined control about 75% of the market. In addition, reimbursement is dominated by Medicare which covers about 80% of the CKD hemodialysis patients. Outside of the United States, the dialysis market is not dominated by any corporate dialysis companies and is much more fragmented than in the United States. Furthermore, each country has its own unique reimbursement system for hemodialysis patients.

We have built a pipeline around an oral formulation of difelikefalin, the active compound in KORSUVA injection and Kapruvia. Our strategy is focused on maximizing the potential and utility of oral difelikefalin across our two core franchises: nephrology and medical dermatology. We have an active late-stage pipeline of oral difelikefalin that addresses broad, underserved, significant markets in nephrology and dermatology. We have three potentially pivotal programs underway for chronic pruritus in: a) advanced CKD; b) AD; and c) NP.

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

Recent Developments

Royalty Financing Agreement

On November 1, 2023, we, through our wholly-owned subsidiary Cara Royalty Sub, LLC, a Delaware limited liability company, or Royalty Sub, entered into a Purchase and Sale Agreement, or the HCR Agreement, with HCR pursuant to which Royalty Sub sold, or agreed to sell, to HCR certain of its rights to receive royalty payments, or the Royalties, due and payable to Royalty Sub (as our assignee) under the Maruishi Agreement (as defined below), and Vifor Agreement No. 2. (as defined below), collectively the Covered License Agreements, in exchange for up to $40.0 million. Vifor Agreement No. 2 and the Royalties thereunder shall be retained by us until we have received the First Milestone Payment (as defined below). We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Royalty Sub received an upfront payment of $17.5 million, less certain expenses. The terms of the HCR Agreement provide for an additional (a) $20.0 million milestone payment, or the First Milestone Payment, to Royalty Sub if, prior to December 31, 2023, pricing for Kapruvia® (difelikefalin) in Germany is approved above a certain threshold amount per dose and (b) $2.5 million milestone payment to Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan. All such payments, once received, will be paid by Royalty Sub to us.

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement, or the 2029 Threshold, if the 2029 Threshold is achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if the 2029 Threshold is not achieved on or prior to December 31, 2029. After the HCR Agreement expires, all rights to receive the Royalties return to Royalty Sub.

Appointment

We appointed Helen M. Boudreau to our Board of Directors in August 2023 and she will serve as Chair of the Audit Committee.

Retirement

Harrison M. Bains has retired from our Board of Directors.

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
• Japan manufacturing and marketing approval (KORSUVA) in September 2023

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

Our Nephrology Franchise

KORSUVA (difelikefalin) injection – Our Commercial Product

Overview

On August 23, 2021, our lead product, KORSUVA injection, was approved by the FDA for the treatment of moderate-to-severe pruritus associated with advanced CKD in adults undergoing hemodialysis. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. On June 26, 2023, CMS issued the CY 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment adjustment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. We are partnering with CSL Vifor to commercialize KORSUVA injection in dialysis patients with advanced CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP). For the three and nine months ended September 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $4.4 million and $21.5 million, respectively, and we recorded associated collaborative revenue of $1.9 million and $10.1 million, respectively, which represented our share of the profit from these sales.

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with advanced CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the UK in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the UAE, Kuwait, Israel, and Japan under the brand name KORSUVA in January 2023, May 2023, June 2023, and September 2023, respectively. We expect additional approvals and commercial launches over the next 12-18 months. For the three and nine months ended September 30, 2023, we recorded royalty revenue of approximately $167,000 and $415,000, respectively, which represented our royalties on net sales of Kapruvia in Europe.

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

In September 2022, Maruishi submitted a New Drug Application in Japan for the approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, we earned a $1.4 million milestone payment per the terms of the licensing agreement.

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

KORSUVA Injection U.S. Launch Progress

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, LDOs came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. Specifically, Fresenius placed large orders to drive the trial and adoption of KORSUVA injection across its entire network of clinics. In the third quarter of 2022, CSL Vifor also contracted the sales force of Fresenius Renal Pharmaceuticals, a division of Fresenius Medical Care North America, to complement CSL Vifor’s sales force in selling into Fresenius clinics in the United States. After the initial inventory building at both the wholesaler and certain clinics (primarily, Fresenius), we have started to see shipments to dialysis organizations reflect true end-user demand versus the stocking activity seen in prior quarters. During the three and nine months ended September 30, 2023, KORSUVA injection generated net sales of $4.4 million and $21.5 million, respectively, and we recorded collaborative revenue of $1.9 million and $10.1 million, respectively, which represented our share of the profit from sales of KORSUVA injection. Wholesalers shipped 90,828 and 203,400 vials to dialysis centers, the majority of which were Fresenius clinics, during the three and nine months ended September 30, 2023, respectively. Vial orders grew 36% quarter to quarter. However, FMC recently decided to reallocate remaining inventory that was shipped in the third quarter of 2022 within its network of clinics. As a result, we expect shipments from CSL Vifor to wholesalers to be small in the fourth quarter of 2023 and in the first quarter of 2024 translating into minimal revenues accrued to us in these quarters.

KORSUVA Injection and Kapruvia Revenue and Other Metrics

We generate revenue from our lead products KORSUVA injection and Kapruvia primarily through our collaboration agreements with CSL Vifor:

●	Collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States. For the three and nine months ended September 30, 2023, we recorded collaborative revenue of approximately $1.9 million and $10.1 million, respectively, related to our share of the profit.
●	Commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers. For the three and nine months ended September 30, 2023, we recorded commercial supply revenue of approximately $1.3 million and $5.8 million, respectively.
●	Royalty revenue in conjunction with the launch of Kapruvia in Europe. For the three and nine months ended September 30, 2023, we recorded royalty revenue of approximately $167,000 and $415,000, respectively.
●	Sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. For the three and nine months ended September 30, 2023, we earned regulatory milestone revenue of $1.4 million related to the manufacturing and marketing approval in Japan under the Maruishi Agreement, but we did not record any sales-based milestone revenue.

In addition to the information above, there are metrics that we have reported in the past and intend to continue to report in the future, including:

●	Net sales of KORSUVA injection in the United States. This amount is the net sales amount recorded by CSL Vifor to reflect shipments of KORSUVA injection vials from CSL Vifor to wholesalers. For the three and nine months ended September 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $4.4 million and $21.5 million, respectively.
●	Our share of profit from KORSUVA injection that we record as collaborative revenue. For the three and nine months ended September 30, 2023, we recorded collaborative revenue of approximately $1.9 million and $10.1 million, respectively, related to our share of the profit.
●	Shipments of KORSUVA injection vials from wholesalers to the dialysis clinics. For the three and nine months ended September 30, 2023, 90,828 and 203,400, respectively, of KORSUVA injection vials were shipped from wholesalers to the dialysis clinics.

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

KIND 1 and KIND 2 will be double-blind, controlled, 12-week studies with patients allowed to roll-over into open label 52-week extensions. Enrollment for Part A of KIND 1, the dose finding portion of the trial, has been completed and includes 287 patients who were randomized equally to four arms (0.25 mg BID + TCS, 0.5 mg BID + TCS, placebo BID + TCS, placebo BID + vehicle). At the end of the 12-week treatment period in Part A of KIND 1, we expect to have a data read-out. We expect to release topline data from this readout in December 2023. Furthermore, this readout will provide key information, specifically the dose and the sample size to initiate Part B of KIND 1 and KIND 2. Part B and KIND 2 will be identical in design. They will be double-blind, controlled, 12-week studies with patients randomized 1:1 to either difelikefalin or matching placebo as adjunct treatment to topical corticosteroids. The difelikefalin dose is expected to be based on the results from Part A of KIND 1. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 12 from baseline in the worst itch NRS.

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

KOURAGE 1 and KOURAGE 2 will be double-blind, placebo-controlled, 8-week studies with patients allowed to roll-over into open label 52-week extensions. Part A of KOURAGE 1, the dose finding portion of the trial, is expected to include 200 patients who will be randomized equally to four arms (0.25 mg BID, 1.0 mg BID, 2.0 mg BID, placebo BID). At the end of the 8-week treatment period in Part A of KOURAGE 1, we expect to have a data read-out targeted for the second half of 2024. This readout will provide key information, specifically the dose and the sample size to initiate Part B of KOURAGE 1 and KOURAGE 2. Part B and KOURAGE 2 will be identical in design. They will be double-blind, placebo-controlled, 8-week studies with patients randomized 1:1 to either difelikefalin or matching placebo. The difelikefalin dose is expected to be based on the results from Part A of KOURAGE 1. The primary endpoint will be the proportion of patients with a ≥4-point improvement at Week 8 from baseline in the worst itch NRS.

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

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, we entered into a license agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or Vifor Agreement No. 2, under which we have granted Vifor Fresenius Medical Care Renal Pharma Ltd. a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retained full development and commercialization rights for KORSUVA injection for the treatment of advanced CKD-aP in dialysis patients in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where Vifor Fresenius Medical Care Renal Pharma Ltd. will promote KORSUVA injection under a profit-sharing arrangement.

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

Maruishi Pharmaceutical Co., Ltd., or Maruishi

In April 2013, we entered into a license agreement with Maruishi, or the Maruishi Agreement, under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop difelikefalin and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. Maruishi’s right of first negotiation has expired for the indications of pruritus associated with AD and pruritus associated with NP. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

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

In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, we earned a $1.4 million milestone payment per the terms of the licensing agreement (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations).

Under the terms of the Maruishi Agreement, we received a non-refundable and non-creditable upfront license fee of $15.0 million and are eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). As of the date of this filing, we have received $6.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any, and tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three and nine months ended September 30, 2023, no milestone payments or royalties were paid to Enteris by us in relation to the Enteris License Agreement. During the three months ended September 30, 2022, Enteris earned a $5.0 million milestone payment based on the first patient dosing in a Phase 3 trial, which was subsequently paid in October 2022. This milestone payment to Enteris was recorded in R&D expense for the three and nine months ended September 30, 2022.

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

Revenue

We generate revenue primarily from (1) collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) royalty revenue in conjunction with the launch of Kapruvia in Europe; and (4) sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. As of September 30, 2023, we have not recorded any sales-based milestone payments (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Royalty Financing).

To date, we have earned a total of $134.5 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, collaborative revenue from our share of the profit generated by KORSUVA injection sales, and royalty revenue.

We commenced our commercial launch of KORSUVA injection for the treatment of pruritus in adult patients undergoing hemodialysis in the United States in April 2022 following FDA approval of KORSUVA injection in August 2021. We also commenced our commercial launch of Kapruvia in Europe in the third quarter of 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, Finland, and Switzerland have commenced. We expect additional commercial launches over the next 12-18 months.

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the United States, the number of new patients adopting or switching to KORSUVA injection, patient retention and sustained demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On June 26, 2023,

CMS issued the CY 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. The proposed rule provides for additional funding per dialysis treatment outside the bundle rate for a 3-year post-TDAPA period starting immediately upon the expiration of the TDAPA period. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment adjustment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. There is no assurance that the final CY 2024 rule provides for sufficient funding to maintain or grow KORSUVA patient volume post the TDAPA period which could significantly impact our revenues in future periods.

In addition, FMC recently decided to reallocate remaining inventory that was shipped in the third quarter of 2022 within its network of clinics. As a result, we expect shipments from CSL Vifor to wholesalers to be small in the fourth quarter of 2023 and in the first quarter of 2024 translating into minimal revenues accrued to us in these quarters.

As of September 30, 2023, Vifor International owned 7,396,770, or 13.6%, of our common stock. CSL Vifor and its affiliates are considered related parties as of September 30, 2023 and December 31, 2022 (see Note 17 of Notes to Condensed Financial Statements, Related Party Transactions, in this Quarterly Report on Form 10-Q).

On November 1, 2023, Royalty Sub entered into the HCR Agreement pursuant to which Royalty Sub sold, or agreed to sell, to HCR its (as our assignee) right to receive all royalty payments made pursuant to the Covered License Agreements (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Royalty Financing).

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

During the three and nine months ended September 30, 2023, we recorded commercial supply revenue of $1.3 million and $5.8 million, respectively, with associated COGS of $1.6 million and $5.6 million, respectively. During the three and nine months ended September 30, 2022, we recorded commercial supply revenue of $3.4 million and $8.2 million, respectively, with associated COGS of $3.1 million and $5.1 million, respectively. In January 2022, we recorded commercial supply revenue of $2.3 million, with no associated COGS as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. In March 2022, we recorded commercial supply revenue of $2.5 million, with associated COGS of $2.1 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. We expect our COGS to be reflective of future KORSUVA injection sales.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses will increase in the future. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical and clinical studies of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

We anticipate that our G&A expenses will stay consistent in the future to support our continued R&D activities and for our product candidates. These expenses will likely include costs related to the hiring of additional personnel, fees to outside consultants, lawyers, and accountants. In addition, if oral difelikefalin or any future product candidate obtains regulatory approval for marketing, we may incur expenses associated with building sales and marketing, commercial operations, and market access teams.

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

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1.0 billion or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. We do not expect this legislation to have an effect on our tax provision as of September 30, 2023; however, we will continue to evaluate the effect on the tax provision each reporting period.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Collaborative revenue	$2,471	$7,443	-67%	$10,631	$15,446	-31%
Commercial supply revenue	1,252	3,370	-63%	5,843	8,160	-28%
Royalty revenue	167	—	N/A	415	—	N/A
License and milestone fees	910	—	N/A	910	15,000	-94%
Clinical compound revenue	66	—	N/A	165	—	N/A
Total revenue	$4,866	$10,813	-55%	$17,964	$38,606	-53%

Collaborative Revenue

We recognized collaborative revenue of $2.5 million and $10.6 million for the three and nine months ended September 30, 2023, respectively, and $7.4 million and $15.4 million for the three and nine months ended September 30, 2022, respectively. This change in collaborative revenue for each period was related to our share of the profit from CSL

Vifor’s sales of KORSUVA injection to third parties in the United States, which commercially launched in April 2022, as well as $0.5 million earned in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Commercial Supply Revenue

We recognized commercial supply revenue of $1.3 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and $3.4 million and $8.2 million for the nine months ended September 30, 2022, respectively. This change in commercial supply revenue was related to sales of KORSUVA injection to CSL Vifor, as we and CSL Vifor began commercializing KORSUVA injection in the United States in December 2021 and commercial launch began in April 2022.

Royalty revenue

We recognized royalty revenue of approximately $167,000 and $415,000 for the three and nine months ended September 30, 2023, respectively, and no royalty revenue for the three and nine months ended September 30, 2022, respectively. This increase in royalty revenue was related to sales of Kapruvia in Europe, which commercially launched in the third quarter of 2022.

License and milestone fees revenue

We recognized license and milestone fees revenue of $0.9 million for each of the three and nine months ended September 30, 2023, in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the license and milestone fee performance obligation under the Maruishi Agreement.

License and milestone fees revenue of $15.0 million for the nine months ended September 30, 2022 was related to the regulatory milestone payment earned from Vifor Fresenius Medical Care Renal Pharma Ltd. for the approval of Kapruvia by the European Commission in April 2022. There was no license and milestone fees revenue for the three months ended September 30, 2022 (see Notes 11 and 12 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Clinical compound revenue

We recognized clinical compound revenue of approximately $66,000 and $165,000 for the three and nine months ended September 30, 2023, respectively, which was related to sales of clinical compound to Maruishi. There was no clinical compound revenue for the three and nine months ended September 30, 2022.

Cost of Goods Sold (COGS)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Cost of Goods Sold	$1,558	$3,055	-49%	$5,566	$5,136	8%

During the three and nine months ended September 30, 2023, we recorded COGS of $1.6 million and $5.6 million, respectively, which was related to our commercial supply revenue for KORSUVA injection sales to CSL Vifor.

During the three and nine months ended September 30, 2022, we recorded COGS of $3.1 million and $5.1 million, respectively, which was related to our commercial supply revenue for KORSUVA injection sales to CSL Vifor. All COGS incurred through February 2022 were expensed as incurred since they were incurred prior to regulatory approval.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$16,210	$10,181	59%	$50,496	$32,613	55%
Consultant services in support of clinical trials	1,381	1,710	-19%	3,810	4,380	-13%
Stock-based compensation	1,477	1,919	-23%	4,699	5,945	-21%
Depreciation and amortization	28	30	-6%	86	91	-6%
Other R&D operating expenses	6,355	10,851	-41%	21,004	22,840	-8%
Total R&D expense	$25,451	$24,691	3%	$80,095	$65,869	22%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, the $6.0 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our three late-stage oral difelikefalin programs, and other general costs associated with our oral programs. These increases were partially offset by decreases related to the Phase 2 efficacy trial for pruritus associated with NP, and lower costs associated with our prior difelikefalin injection trials. The decrease in stock compensation expense is primarily related to lower grant date fair values for new option grants in 2023 as compared to the prior period, fewer stock options granted during the three months ended September 30, 2023 as compared to the prior period, and lower stock compensation expense related to time-based restricted stock units that fully vested in February 2023. The $4.5 million decrease in other R&D operating expenses was primarily related to the recognition of a $5.0 million milestone payment due to Enteris during the three months ended September 30, 2022, partially offset by increases in payroll-related costs.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, the $17.9 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our three late-stage oral difelikefalin programs. These increases were partially offset by decreases related to the Phase 2 efficacy trial for pruritus associated with NP, costs associated with our prior difelikefalin injection trials, and other general costs associated with our oral programs. The decrease in stock compensation expense is primarily related to lower grant date fair values for new option grants during the nine months ended September 30, 2023, and lower stock compensation expense related to time-based restricted stock units that fully vested in February 2023. The $1.8 million decrease in other R&D operating expenses was primarily related to the recognition of a $5.0 million milestone payment due to Enteris during the nine months ended September 30, 2022, partially offset by increases in payroll-related costs.

The following table summarizes our R&D expenses by program for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$—	$1,254	-100%	$—	$6,057	-100%
Oral difelikefalin - Pruritus	17,564	10,611	66%	54,239	31,110	74%
Internal research and development expenses/milestone payments[1]	7,887	12,826	-39%	25,856	28,702	-10%
Total research and development expenses	$25,451	$24,691	3%	$80,095	$65,869	22%

1 Includes a milestone payment of $5.0 million earned by Enteris for the three and nine months ended September 30, 2022, based on the first patient dosing in a Phase 3 trial.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,485	$1,364	9%	$4,925	$4,768	3%
Stock-based compensation	1,857	1,656	12%	5,429	7,988	-32%
Depreciation and amortization	31	32	-4%	91	96	-5%
Other G&A operating expenses	3,382	3,860	-12%	10,746	10,977	-2%
Total G&A expense	$6,755	$6,912	-2%	$21,191	$23,829	-11%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, the increase in stock-based compensation expense was primarily related to a full quarter of stock compensation expense related to option grants to the new CFO that began in September 2022. The decrease in other G&A operating expenses was primarily the result of decreases in franchise taxes, recruiting expenses, and insurance costs, partially offset by increases in payroll-related costs.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, the decrease in stock-based compensation expense was primarily related to higher expenses recorded during the nine months ended September 30, 2022 for the modification of our former CEO’s equity awards, and certain performance-based restricted stock units that vested during the nine months ended September 30, 2022. The decrease in other G&A operating expenses was primarily the result of decreases in franchise taxes, recruiting expenses, and insurance costs, partially offset by increases in payroll-related costs.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% change	2023	2022	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$866	$665	30%	$2,712	$1,093	148%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the three months ended September 30, 2023 and an increase in accretion income from our available-for-sale marketable securities.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the nine months ended September 30, 2023 and an increase in accretion income from our available-for-sale marketable securities.

Benefit from Income Taxes

We were not eligible to exchange our R&D tax credit for cash during the three and nine months ended September 30, 2023 and 2022, therefore there was no benefit from income taxes for each of the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, we recorded $0.7 million within income tax receivable which related to the 2020 R&D credit.

We recognized a full valuation allowance against deferred tax assets at September 30, 2023 and December 31, 2022. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for each of the three and nine months ended September 30, 2023 and 2022.

Capital Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical R&D services, and clinical costs related to the oral difelikefalin program.

As of September 30, 2023, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of September 30, 2023, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Royalty Financing):

	Material Cash Requirements (amounts in thousands)
	Total	2023	2024	2025	2026	2027	2028	Thereafter
Operating lease obligations(1)	$14,874	$503	$108	$1,298	$1,330	$1,363	$1,398	$8,874
Manufacturing purchase obligations(2)	6,402	6,402	—	—	—	—	—	—
Other obligations(3)	1,908	408	—	—	—	—	—	1,500
Total	$23,184	$7,313	$108	$1,298	$1,330	$1,363	$1,398	$10,374
(1)	Operating lease obligations in 2023 relate to our Stamford operating leases entered into in December 2015, and amended in June 2020 (which continue through December 2023). Operating lease obligations in 2024 and beyond relate to our new lease entered into in May 2023 for our new principal executive offices, for which rent payments are expected to begin in late 2024. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our operating lease obligations.

(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through December 31, 2023. We expect a portion of this capacity reservation will be reimbursed in accordance with the supply agreement with CSL Vifor. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit under our leases for office space in Stamford, Connecticut. Obligations in 2023 relate to our existing leases that terminate in December 2023. Obligations after 2028 relate to our stand-by letter of credit for our new lease for our new principal executive offices. See Note 6 of Notes to Condensed Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit associated with our Stamford operating leases and new lease for our new principal executive offices in May 2023.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future potential payments that were considered cash requirements in the table above as of September 30, 2023. During the three and nine months ended September 30, 2023, there were no milestone payments earned by Enteris. During each of the three and nine months ended September 30, 2022, Enteris earned a $5.0 million milestone payment based on the first patient dosing in a Phase 3 trial, which was paid in October 2022. See Note 16 of Notes to Condensed Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our Enteris License Agreement.

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $28.0 million and $23.2 million for the three months ended September 30, 2023 and 2022, respectively, and net losses of $86.2 million and $55.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $652.4 million. We expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we and our partner CSL Vifor expand the commercial launch of KORSUVA injection and Kapruvia and to develop and seek marketing approval for oral difelikefalin. However, we will not incur any material commercial costs on KORSUVA injection and Kapruvia due to the licensing agreement with CSL Vifor. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the success of our commercialization efforts, timing of our clinical trials, the receipt of additional milestone payments, if any, under our licensing and collaborations with CSL Vifor, Maruishi and CKDP, the receipt of payments under any future collaborations and/or licensing agreements we may enter into, and our expenditures on other R&D activities.

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

Commercial launch of KORSUVA injection began in the United States in April 2022, and commercial launch of Kapruvia has commenced in the EU in Austria, Germany, Sweden, France, the Netherlands, and Finland. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. Difelikefalin injection was also approved under the brand name KORSUVA in the UAE, Kuwait, Israel, and Japan in January 2023, May 2023, June 2023, and September 2023, respectively. We expect additional commercial launches over the next 12-18 months.

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

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide, including impacts from the COVID-19 pandemic or future public health crises, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, the conflict between Israel and

Hamas, and government actions implemented as a result of either of the foregoing, high rates of inflation, rising interest rates, uncertainty and liquidity concerns in the broader financial services industry, such as those caused by certain recent banking failures, and a potential recession in the United States. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sources of Liquidity

Since our inception through September 30, 2023, we have raised an aggregate of $903.5 million to fund our operations, including (1) net proceeds of $447.4 million from the sale of shares of our common stock in five public offerings, including our initial public offering; as well as the sale of our common stock under our open market sales agreement; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) $258.1 million under our license and supply agreements (including commercial supply sales and royalty payments), primarily with CSL Vifor, Maruishi, CKDP, and an earlier product candidate for which development efforts ceased in 2007; (4) our share of the profit generated by KORSUVA injection sales of $26.7 million; and (5) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with CSL Vifor (see Note 11 of Notes to Condensed Financial Statements, Collaboration and Licensing Agreements, in this Quarterly Report on Form 10-Q).

On November 1, 2023, we, through Royalty Sub, entered into the HCR Agreement with HCR, pursuant to which Royalty Sub sold, or agreed to sell, to HCR the Royalties in exchange for up to $40.0 million. Vifor Agreement No. 2 and the Royalties thereunder shall be retained by us until we have received the First Milestone Payment. We have retained all of our right, title and interest in, to and under the Maruishi Agreement and Vifor Agreement No. 2. that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Royalty Sub received an upfront payment of $17.5 million, less certain expenses. The terms of the HCR Agreement provide for an additional (a) $20.0 million milestone payment, or the First Milestone Payment, to Royalty Sub if, prior to December 31, 2023, pricing for Kapruvia® (difelikefalin) in Germany is approved above a certain threshold amount per dose and (b) $2.5 million milestone payment to Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

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

On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the three months ended September 30, 2023, 386,881 shares were sold under the Sales Agreement and the Company received net proceeds of $1.1 million.

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

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing difelikefalin in Japan, if any, and share in any sub-license fees. As of the date of this filing, we have earned $6.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestone from Maruishi.

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

In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On June 26, 2023, CMS issued the CY 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. The proposed rule provides for additional funding per dialysis treatment outside the bundle rate for a 3-year post-TDAPA period starting immediately upon the expiration of the TDAPA period. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment adjustment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. There is no assurance that the final CY 2024 rule provides for sufficient funding to maintain or grow KORSUVA patient volume post the TDAPA period which could significantly impact our revenues in future periods. Commercial launch of KORSUVA injection commenced in April 2022 and we began recording associated profit-sharing revenues in the second quarter of 2022. As a result of the European Commission’s approval of Kapruvia in April 2022, the commercial launch of Kapruvia in the EU has commenced in Austria, Germany, Sweden, France, the Netherlands, and Finland. Commercial launch has also commenced in Switzerland. We expect additional commercial launches over the next 12-18 months.

Our ability to earn these payments and their timing is dependent upon the outcome of oral difelikefalin development activities and successful commercialization of KORSUVA injection and Kapruvia. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

We expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities, including collaborative revenue from our share of the profit from KORSUVA injection and the proceeds from our recently announced royalty financing, will be sufficient to fund our currently anticipated operating plan into 2025. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	Dollar amounts in thousands
Net cash used in operating activities	$(74,708)	$(55,220)
Net cash provided by investing activities	73,666	84,284
Net cash provided by financing activities	1,676	289
Net increase in cash, cash equivalents and restricted cash	$634	$29,353

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 consisted primarily of a net loss of $86.2 million, partially offset by a $11.4 million cash inflow from net non-cash charges and a $0.1 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of stock-based compensation expense of $10.1 million, and the noncash lease expense of $1.2 million relating to our Stamford operating leases. The change in operating assets and liabilities primarily consisted of cash inflows from a decrease in prepaid expenses of $3.6 million, primarily related to prepaid clinical costs, partially offset by a cash outflow of $1.3 million relating to operating lease liabilities associated with our existing lease agreements for our operating facility in Stamford, Connecticut, a cash outflow of $1.2 million for an increase in other receivables, primarily due to the regulatory milestone payment earned from Maruishi in September 2023, and an $0.9 million cash outflow for an increase in inventory.

Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of a net loss of $55.1 million and a $15.8 million cash outflow from net changes in operating assets and liabilities, partially offset by a $15.7 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of an increase in prepaid expenses of $16.0 million, primarily related to an increase in prepaid clinical costs, an increase of $9.6 million in accounts receivable, net – related party relating to amounts due from Vifor from our profit sharing arrangements governing KORSUVA injection sales in the U.S. and for commercial supply of KORSUVA injection to Vifor, and a cash outflow of $1.3 million relating to operating lease liabilities associated with our lease agreements for our operating facility in Stamford, Connecticut, partially offset by cash inflows of $10.5 million from an increase in accounts payable and accrued expenses and a decrease of $0.7 million of inventory, net. Net non-cash charges primarily consisted of stock-based compensation expense of $13.9 million, which includes incremental expense of $2.6 million related to the modification of our former CEO’s equity awards in 2021 through the end of the consulting period on June 30, 2022, the noncash lease expense of $1.1 million relating to our Stamford operating leases, and the amortization of available-for-sale marketable securities, net of $0.5 million.

Net cash provided by investing activities

Net cash provided by investing activities was $73.7 million for the nine months ended September 30, 2023, which primarily included cash inflows of $122.6 million from maturities and redemptions of available-for-sale marketable securities, partially offset by cash outflows of $48.6 million for the purchases of available-for-sale marketable securities.

Net cash provided by investing activities was $84.3 million for the nine months ended September 30, 2022, which primarily included cash inflows of $162.2 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $77.9 million for the purchases of available-for-sale marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of net proceeds of $1.1 million from the sales of common stock under our open market sales agreement and proceeds of $0.6 million received from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds of $0.3 million received from the exercise of stock options.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2023, we invested a portion of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q for details about our available-for-sale marketable securities.

As of September 30, 2023, we had invested $20.4 million of our cash reserves in such marketable securities. Those marketable securities included $20.4 million of investment grade debt instruments with a yield of approximately 1.50% and maturities through November 2024. As of December 31, 2022, we had invested $93.0 million of our cash reserves in such marketable securities. Those marketable securities included $93.0 million of investment grade debt instruments with a yield of approximately 2.01% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of September 30, 2023 and December 31, 2022, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. As of September 30, 2023 and December 31, 2022, the aggregate unrealized losses on our available-for-sale marketable securities were $0.4 million and $1.7 million, respectively. For each of the three and nine months ended September 30, 2023 and 2022, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Note 3 of Notes to Condensed Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of September 30, 2023 and December 31, 2022, we had accounts receivable, net - related party from CSL Vifor of $3.4 million and $3.3 million, respectively, primarily for our share of the profit generated by KORSUVA injection sales, commercial supply revenue, and royalty revenue. We also had $1.4 million recorded within other receivables for a milestone payment earned from Maruishi as of September 30, 2023. We believe that credit risk associated with CSL Vifor and Maruishi are not significant. We review the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. We had an insignificant allowance for credit losses as of September 30, 2023 and December 31, 2022.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and the Development and Commercialization of Our Product and Product Candidates

Our agreements with HCR contain various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.

On November 1, 2023, we, through Royalty Sub, entered into the HCR Agreement with HCR, pursuant to which Royalty Sub sold, or agreed to sell, to HCR the Royalties under the Covered License Agreements, in exchange for up to $40.0 million. Vifor Agreement No. 2 and the Royalties thereunder shall be retained by us until we have received the First Milestone Payment. We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Royalty Sub received an upfront payment of $17.5 million, less certain expenses. The terms of the Agreement provide for an additional (a) $20.0 million milestone payment, or the First Milestone Payment, to Royalty Sub if, prior to December 31, 2023, pricing for Kapruvia® (difelikefalin) in Germany is approved above a certain threshold amount per dose and (b) $2.5 million milestone payment to Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement if the 2029 Threshold is achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if the 2029 Threshold is not achieved on or prior to December 31, 2029. After the HCR Agreement expires, all rights to receive the Royalties return to Royalty Sub.

In connection with the HCR Agreement we entered into a Contribution and Servicing Agreement which contains various representations and warranties, covenants, indemnification obligations and other provisions related to the contribution of the Covered License Agreement to Royalty Sub and the Company’s maintenance and servicing obligations with respect to the Royalties and the Covered License Agreements. In the event we violate these covenants or provisions, we may lose the right to act as the servicer of the Royalty Sub and a third-party servicer may be appointed at Royalty Sub’s expense. Our replacement as servicer, if it were to occur, could have a material adverse effect on our financial condition as HCR, by virtue of owning Royalty Sub, would own the Royalties.

In connection with the HCR Agreement we also entered into a Pledge and Security Agreement containing various representations, warranties and covenants, and a limited recourse guaranty of Royalty Sub’s obligations under the Purchase and Sale Agreement which is secured by the pledge in favor of HCR all of the capital stock of Royalty Sub. HCR is entitled to foreclose on the capital stock of Royalty Sub following the occurrence of certain remedies events, including, without limitation, a bankruptcy of us or the failure of us to perform our obligations under the Contribution and Servicing Agreement. Such foreclosure, if it were to occur, could have a material adverse effect on our financial condition as HCR, by virtue of owning Royalty Sub, would own the Royalties.

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

On November 2, 2020, CMS issued a final rule outlining its payment policies and rates under the ESRD PPS for the 2021 calendar year. In addition to the annual technical updates to the ESRD PPS, the final rule, among other things, expands eligibility under the TPNIES. In particular, the final rule provided for biannual coding cycles for new HCPCS Level II code applications, revised the definition of “new” to be three (3) years beginning on the date of FDA marketing authorization, and expanded eligibility under the TPNIES to include certain home dialysis capital-related assets. Additionally, in October 2021, CMS issued a final rule that updates the ESRD PPS for calendar year 2022. Further, on June 28, 2022, in its Calendar Year 2023 ESRD PPS proposed rule, CMS issued a request for information, or RFI, to seek input on potential methodologies to add additional money through an add-on adjustment methodology for certain TDAPA drugs that enter the prospective payment system in an existing functional category. The options included in the RFI, if proposed and ultimately approved through Notice and Comment Rulemaking, could result in the provision of additional payments for KORSUVA injection post-TDAPA. Further, on November 7, 2022, CMS published a Calendar Year 2023 ESRD PPS final rule that will, among others, update Medicare payment policies and rates for renal dialysis services. This final rule rebases and revises ESRD bundled market basket to a 2020 base year, updates the labor-related share, changes the ESRD PPS methodology for calculating the outlier threshold for adult patients, applies a permanent 5% cap on decreases in the ESRD PPS wage index, and increases the wage index floor. Also in the final rule, with regard to the RFI in the June 2022 proposed rule, CMS noted that most commenters expressed support for an add-on payment adjustment for new renal dialysis drugs to improve patient access to innovative drugs and that CMS intends to take the received comments into consideration during potential future policy development. As this is an RFI, these provisions have not been proposed or implemented as a rule and there is no guarantee that CMS will formally propose a change in policy in the form presented in the RFI. On June 26, 2023, CMS issued the Calendar Year 2024 ESRD PPS proposed rule to update Medicare payment policies and rates for renal dialysis services including a proposed methodology for post-TDAPA reimbursement for TDAPA designated products in existing functional categories. The proposed rule provides for additional funding per dialysis treatment outside the bundle rate for a 3-year post-TDAPA period starting immediately upon the expiration of the TDAPA period. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment adjustment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. There is no assurance that the final CY 2024 rule provides for sufficient funding to maintain or grow KORSUVA patient volume post the TDAPA period which could significantly impact our revenues in future periods.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

CARA THERAPEUTICS, INC.

Date: November 13, 2023	By	/s/ CHRISTOPHER POSNER
Christopher Posner
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 13, 2023	By	/s/ RYAN MAYNARD
Ryan Maynard
Chief Financial Officer
(Principal Financial and Accounting Officer)