Form 10-K
period 2023-12-31
Cara Therapeutics, Inc.
filed 2024-03-06
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36279

CARA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3175693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Atlantic Street Suite 500 Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 406-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CARA	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the Nasdaq Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $130,943,146. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2023 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 1, 2024 was 54,656,413.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARA THERAPEUTICS, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our plans to develop and commercialize oral difelikefalin for the treatment of pruritus associated with notalgia paresthetica, or NP, and any potential future product candidates;
●	our ability to execute on our strategic plans, including efforts to focus our resources on the development of oral difelikefalin for the treatment of chronic pruritus associated with NP and significantly reduce our operating expenses;
●	the timing of our clinical trials and reporting of our results from these trials, including our clinical trial programs for oral difelikefalin in chronic pruritus associated with NP;
●	the potential results of ongoing and planned preclinical studies and clinical trials and future regulatory and development milestones for our product candidates;
●	the performance of third-party manufacturers, clinical research organizations, or CROs, and other vendors;
●	the size and growth of the potential markets for pruritus management, including the treatment of chronic pruritus associated with NP;
●	the rate and degree of market acceptance of any other future approved indications or products;
●	our ability to obtain and maintain additional regulatory approval of our product candidate, and the labeling under any approval we may obtain;
●	the anticipated use of Enteris Biopharma, Inc.’s, or Enteris’s, Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin;
●	our ability to establish additional collaborations for our product candidates;
●	the continued service of our key scientific or management personnel;

●	our ability to establish commercialization and marketing capabilities for any approved products;
●	regulatory developments in the United States and foreign countries;
●	our ability to obtain and maintain coverage and adequate reimbursement from third-party payers and governments for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on CSL Vifor for timely and accurate information;
●	the success of competing drugs that are or may become available;
●	the potential effects of any public pandemics or future global health crises, geopolitical tensions and macroeconomic conditions on our business, operations and clinical development and regulatory timelines and plans; and
●	the performance of our current and future collaborators and licensees, including CSL Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Winhealth Pharma and Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are substantially dependent on the success of oral difelikefalin for the treatment of NP, which is our only current product candidate. If we are unable to successfully complete clinical development, obtain regulatory approvals and successfully commercialize oral difelikefalin, or experience significant delays in doing so, our business will be materially harmed.
●	We recently engaged in a strategic prioritization of our pipeline. We may be unable to successfully execute our strategic prioritization plans, including efforts to reduce our costs.
●	We rely, and expect to continue to rely, on third parties to conduct our preclinical and clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	If the manufacturers upon whom we rely fail to produce our product candidate or any potential future product in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development of our product candidate.
●	Even if we obtain additional regulatory approvals for our product candidate or any potential future product candidate, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.
●	If we or our collaborators are unable to establish sufficient and effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our products and product candidate, if it is approved, we may be unable to generate product revenues.
●	Any collaboration arrangements that we enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidate.
●	We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research and development organizations. Our operating results will suffer if we fail to compete effectively.
●	If we experience continuous delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize our product candidate as expected, and our ability to generate revenue will be materially impaired.
●	Our product candidate may have serious adverse events or undesirable side effects that may limit dosing during development, or delay or prevent regulatory or marketing approval.
●	We have incurred significant losses since inception, and we anticipate that we may incur losses in the foreseeable future. We may never achieve profitability.
●	Failure or perceived failure to comply with laws, regulations, contracts, notices, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase our business costs, limit adoption of our products, and otherwise negatively affect our operating results and business.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Item 1. Business.

Overview

We are a development-stage biopharmaceutical company driving innovation in sizable, yet underserved diseases and conditions. Specifically, we are focused on leading a new treatment paradigm to improve the lives of patients suffering from chronic pruritus. We are developing an oral formulation of difelikefalin, a selective, predominantly peripherally acting, non-scheduled Kappa opioid receptor agonist, for the treatment of chronic neuropathic pruritus associated with Notalgia Paresthetica, a common, underdiagnosed neuropathy affecting the upper back. We are conducting a Phase 2/3 program with topline results of the dose-finding portion expected in the third quarter of 2024. We also developed an IV formulation of the same molecule, which is approved for the treatment of moderate-to-severe pruritus associated with advanced chronic kidney disease in adults undergoing hemodialysis in the United States, EU and multiple other countries. The IV formulation is out-licensed worldwide.

Chronic Pruritus – Overview

Pruritus, or itch, is defined as an unpleasant sensation that provokes the desire to scratch, which can range from a mild annoyance to an intractable, disabling condition. Chronic pruritus, defined as an itch lasting longer than 6 weeks, has a variety of etiologies including inflammatory, metabolic and neuropathic, the latter being caused by direct damage to the nerve itself. Chronic pruritus represents a significant unmet need with few if any robustly efficacious or pruritus-specific treatment options. Because chronic pruritus is often not amenable to currently available treatments, it can result in a debilitating course, including the development of symptoms of depression, global distress, and impairment of sleep. Multiple studies have demonstrated this significant impact of chronic pruritus on health-related quality of life, some suggesting an impact similar to chronic pain. In contrast to pain, chronic pruritus is often under-reported by patients and therefore under-treated by providers. Overall, it is estimated that about one in every eight people globally suffer from chronic pruritus.

Chronic Neuropathic Pruritus - Overview

Chronic neuropathic pruritus is a common subcategory of chronic pruritus representing approximately 8% of all chronic pruritus cases. Chronic neuropathic pruritus can be caused by local nerve fiber compression (e.g., notalgia paresthetica, brachioradial pruritus) or localized or generalized nerve fiber degeneration (e.g., small fiber neuropathy) affecting different neuronal structures in the peripheral or central nervous system. Chronic neuropathic pruritus can be divided into localized and generalized forms with localized forms occurring on almost any area of the body (e.g., notalgia paresthetica affecting the upper back). Chronic neuropathic pruritus is often accompanied by sensory damage experienced as pain, allodynia, paresthesia, allokinesis, hyperesthesia, or hypothesia. There are no approved treatments for chronic neuropathic pruritus and off-label use of other therapies, frequently treatments indicated for neuropathic pain, are mostly ineffective or associated with significant side effects. Hence, there is a significant unmet need for an effective, safe, and well tolerated treatment for chronic neuropathic pruritus.

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

Our Strategy

Cara Therapeutics is a development stage biotechnology company with the mission to drive innovation in sizable, yet underserved diseases and conditions. We are focused on chronic pruritus, a condition associated with many diseases across multiple therapeutic areas. Due to its mechanism of action, our unique compound difelikefalin, a selective, predominantly peripherally acting, non-scheduled Kappa opioid receptor agonist, has broad applicability for the treatment of chronic pruritus.

We are developing an oral formulation of difelikefalin for pruritus associated with Notalgia Paresthetica (NP). NP is a common but under-recognized and consequently undertreated neuropathic disorder characterized by chronic pruritus affecting the upper back. NP is challenging to manage and there are currently no FDA-approved therapies or therapies in development. NP represents a sizable patient population with an estimated addressable market of 650,000 patients in the United States who are under the care of a healthcare provider, not accounting for those who are undiagnosed.  We are conducting a Phase 2/3 program with the intent to develop the first treatment indicated for pruritus associated NP.

We believe our strategy to focus on NP, which is anchored in the favorable preclinical and clinical profile and benefit of difelikefalin, will lead to sustainable, long-term growth for our company.

Our Product Portfolio

Product Candidate	Indication	Status	Next Milestone	Commercialization Rights
Oral difelikefalin	Pruritus NP	Phase 2/3 KOURAGE 1 ongoing Phase 3 KOURAGE 2 planned	Phase 2 KOURAGE 1 Topline 3Q2024	Cara (Worldwide excl. South Korea)
KORSUVA (difelikefalin) injection/Kapruvia	Pruritus CKD - Hemodialysis	Approved in the U.S. (08/2021) Approved in EU incl. UK (04/2022) Approved in Japan (09/2023) Other approvals: Switzerland, Canada, Singapore, Australia, Kuwait, Israel, UAE, Saudi Arabia		CSL Vifor (Worldwide excl. Japan and South Korea)*; Maruishi (Japan); CKDP (South Korea)

*We are party to two collaborations for the commercialization of KORSUVA (difelikefalin) injection/Kapruvia with a joint venture between CSL Vifor and Fresenius Medical Care. In this Annual Report, unless the context otherwise requires, “CSL Vifor” refers to CSL Vifor and its affiliated entities, including, where applicable, the joint venture.

Oral Difelikefalin, Our Development Stage Product Candidate

Notalgia Paresthetica and Associated Pruritus

Notalgia paresthetica (NP) is a common chronic cutaneous neuropathy primarily characterized by localized pruritus in the upper back and associated dysesthesias, including sensations of pain, numbness, and tingling. While the exact pathophysiology remains unknown, the sensory neuropathy characteristic of NP is thought to result from spinal nerve entrapment possibly caused by degenerative changes in the spine or musculoskeletal compression. The symptomatic area may be associated with a hyperpigmented patch, most often secondary to chronic scratching and rubbing to relieve the discomfort.

There are no FDA-approved treatments and the management of NP is challenging as conventional treatments for pruritus, such as antihistamines and topical steroids, are largely ineffective. It is estimated that chronic pruritus affects up to 13% of the U.S. population. NP falls within the subcategory of chronic neuropathic pruritus which comprises approximately 8% of all cases of chronic pruritus.

We estimate that approximately 650,000 adult patients with NP associated pruritus are in the care of a healthcare provider, not accounting for mis- or undiagnosed patients.

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

Oral difelikefalin was generally well tolerated, with all adverse events, or AEs, in difelikefalin-treated patients reported as mild or moderate in severity. Nausea, headache, dizziness, constipation, and increased urine output were more commonly reported in patients on difelikefalin.

In November 2022, we had a positive interaction with the FDA leading to the initiation of a Phase 2/3 program for the treatment of chronic pruritus associated with NP. In February 2023, the results of our KOMFORT Phase 2 trial were published in the New England Journal of Medicine.

In the first quarter of 2023, we initiated a Phase 2/3 program for the treatment of moderate-to-severe pruritus in NP. The Phase 2/3 program for difelikefalin in NP will comprise two studies: KOURAGE 1 and KOURAGE 2. The KOURAGE 1 study will be composed of two parts: Part A and Part B.

Part A of KOURAGE 1, the dose finding portion of the study, is a double-blind, placebo-controlled, 8-week study. In the first quarter of 2024, we completed enrollment with 214 patients who were randomized equally to four arms (0.25 mg BID, 1.0 mg BID, 2.0 mg BID, placebo BID). Part A is not powered for statistical significance. We expect to have topline efficacy and safety results from KOURAGE 1 Part A in the third quarter of 2024. This readout will provide key information, specifically the dose and the sample size, to initiate the pivotal Phase 3 portions of the program - Part B of KOURAGE 1 and the second study KOURAGE 2.

Part B of KOURAGE 1 and KOURAGE 2, the pivotal studies, will be identical in design. They will likely be double-blind, placebo-controlled, 8-week studies with patients allowed to roll over into open label 52-week extensions. Patients will be randomized 1:1 to either difelikefalin or matching placebo. The primary endpoint will likely be the proportion of patients with a ≥4-point improvement at Week 8 from baseline in the worst itch NRS.

KOURAGE 1 and KOURAGE 2 will include adult patients with NP who have had chronic pruritus of moderate-to-severe intensity for ≥6 months (worst itch NRS of ≥ 5).

We expect to release final topline results from the first pivotal study KOURAGE 1 Part B by the end of 2025 with the second pivotal study KOURAGE 2 results in early 2026.

KORSUVA (difelikefalin) injection – Our Commercial Stage Product

Overview

We have out-licensed to CSL Vifor the commercialization of KORSUVA injection/Kapruvia in dialysis patients with advanced CKD-aP worldwide, excluding Japan (licensed to Maruishi/sub-licensee Kissei), and South Korea (licensed to CKDP).

On August 23, 2021, KORSUVA injection was approved by the FDA for the treatment of moderate-to-severe pruritus associated with advanced CKD in adults undergoing hemodialysis. In December 2021, CMS granted Transition Drug Add-on Payment Adjustment, or TDAPA, to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022 for a minimum of two years. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. The anticipated unfavorable CMS reimbursement codified in the final CY2024 rule resulted in a lack of sequential revenues growth for KORSUVA injection since its launch. For the years ended December 31, 2023 and 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $26.5 million and $35.0 million, respectively, and we recorded associated collaborative revenue of $12.4 million and $16.6 million, respectively, which represented our share of the profit from these sales. We expect no meaningful revenue contribution from KORSUVA injection post its TDAPA expiration.

In April 2022, the European Commission granted a marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with advanced CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Difelikefalin injection was also approved in the United Kingdom, or UK, (04/2022) and Switzerland (08/2022) under the brand name Kapruvia as well as Singapore (08/2022), Canada (08/2022), Australia (11/2022), UAE (01/2023), Kuwait (05/2023), Israel (06/2023) and Saudi Arabia (01/2024) under the brand name KORSUVA injection. For the years ended December 31, 2023 and 2022, we recorded royalty revenue of approximately $415,000 and $72,000 respectively, which represented our royalties on net sales of Kapruvia and KORSUVA injection. During the fourth quarter of 2023, we entered into a Purchase and Sale Agreement with HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P., or collectively HCR, where we sold our future royalties and milestones for Kapruvia and KORSUVA injection to HCR. For the period of October 1, 2023 through December 31, 2023, we recorded other revenue of $699,000, of which approximately $284,000 related to royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

We have out-licensed to Maruishi and its sub-licensee Kissei the commercialization of KORSUVA injection in Japan. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, we earned a $1.4 million milestone payment per the terms of the licensing agreement during the year ended December 31, 2023. During the fourth quarter of 2023, we entered into the Purchase and Sale Agreement with HCR where we sold our future royalties and milestones for KORSUVA in Japan to HCR. For the period of October 1, 2023 through December 31, 2023, we recorded other revenue of $699,000, of which approximately $415,000 related to royalties and milestones to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

KORSUVA Injection U.S. Commercialization

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, large dialysis organizations, or LDOs, came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. This stocking at the clinic level, particularly from Fresenius Medical Care (FMC), resulted in significant subsequent quarterly revenue fluctuations. In the third quarter of 2023, FMC decided to reallocate all remaining clinic level inventory within its network of clinics resulting in limited revenues in the fourth quarter of 2023. During the years ended December 31, 2023 and 2022, KORSUVA injection generated net sales of approximately $26.5 million and $35.0 million, respectively, and we recorded collaborative revenue of $12.4 million and $16.6 million, respectively, which represented our share of the profit from sales of KORSUVA injection.

KORSUVA Injection and Kapruvia Revenue and Other Metrics

We generate revenue from our lead products KORSUVA injection and Kapruvia primarily through our collaboration agreements with CSL Vifor:

●	Collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States. For the years ended December 31, 2023 and 2022, we recorded collaborative revenue of $12.4 million and $16.6 million, respectively.
●	Commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers. For the years ended December 31, 2023 and 2022, we recorded commercial supply revenue of $5.8 million and $10.2 million, respectively.

Royalty revenue in conjunction with the launch of Kapruvia. For the years ended December 31, 2023 and 2022, we recorded approximately $415,000 and $72,000, respectively, which represented royalty payments earned by us.

During the fourth quarter of 2023, we entered into the Purchase and Sale Agreement with HCR where we sold our royalties for Kapruvia and KORSUVA injection to HCR. For the period of October 1, 2023 through December 31, 2023, we recorded other revenue of $699,000, of which approximately $284,000 related to CSL Vifor royalties and approximately $415,000 related to Maruishi royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

●	Sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements. For the year ended December 31, 2023, we earned regulatory milestone revenue of $1.4 million related to the manufacturing and marketing approval in Japan under the Maruishi Agreement, but we did not record any sales-based milestone revenue.

Additional metrics that we have reported in the past:

●	Net sales of KORSUVA injection in the United States. This amount is the net sales amount recorded by CSL Vifor to reflect shipments of KORSUVA injection vials from CSL Vifor to wholesalers. For the years ended December 31, 2023 and 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $26.5 million and $35.0 million, respectively.
●	Shipments of KORSUVA injection vials from wholesalers in the United States to the dialysis clinics. 314,100 and 207,096 KORSUVA injection vials were shipped from wholesalers to the dialysis clinics for the years ended December 31, 2023 and 2022, respectively. Of the vials shipped to the FMC dialysis centers for the year ended December 31, 2023, a significant portion was reallocated product by FMC within its network of clinics.

Royalty Purchase and Sale Agreement

During the fourth quarter of 2023, we, through our wholly-owned subsidiary Cara Royalty Sub LLC, or Cara Royalty Sub, entered into the Purchase and Sale Agreement with HCR, or the HCR Agreement, pursuant to which Cara Royalty Sub sold to HCR certain of its rights to receive future royalties and milestone payments, or the Royalties, due and payable to Cara Royalty Sub (as our assignee) under our agreements with Maruishi and CSL Vifor, collectively the Covered License Agreements, in exchange for up to $40.0 million. We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Cara received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, we received an additional $20.0 million less certain advisory fees, upon satisfying the milestone event for pricing of Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if not achieved on or prior to December 31, 2029. In the event of a change of control, Cara Royalty Sub will pay to HCR an amount equal to 2.8 times the aggregate amount of payments made by HCR less the total net amounts paid by Cara Royalty Sub to HCR as of the effective date of control. In certain situations, Cara Royalty Sub would not be obligated to pay the change of control payment to HCR. After the HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub.

Difelikafilin Development in Pruritus

Difelkefalin, our selective, predominantly peripherally acting, non-scheduled Kappa opioid receptor agonist, acts on the peripheral neurons responsible for sensing pruritus. Given this unique mechanism of action, difelikfelin is thought to work broadly independent of the origin of itch. To date, we have studied difelikefalin for pruritus associated with systemic, inflammatory, and neuropathic diseases. The IV formulation is approved in the United States, EU and other countries around the world for the treatment of moderate-to-severe pruritus associated with chronic kidney disease (CKD-aP) in adults undergoing hemodialysis (HD). We have studied the oral formulation at multiple dosage strengths in moderate-to-severe pruritus associated with advanced kidney disease (5 trials/over 430 patients on DFK), atopic dermatitis (2 trials/over 590 patients on DFK), and notalgia paresthetica (2 trials/over 270 patients on DFK, 1 trial ongoing) with positive efficacy signals across all completed mono therapy studies. In these studies, oral difelikefalin was generally well tolerated with all AEs in difelikefalin-treated patients reported as mild or moderate in severity.

In December 2023, we announced the outcome from the dose-finding Part A of the KIND 1 study evaluating the efficacy and safety of oral difelikefalin in moderate-to-severe pruritus associated with atopic dermatitis as an adjunct to topical corticosteroids. In the study, oral difelikefalin did not demonstrate a meaningful clinical benefit., which resulted in our decision to discontinue the clinical program in atopic dermatitis.

In January 2024, following a review of our strategic priorities, we announced a strategic prioritization to focus our resources on our late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP, which we believe is the therapeutic indication with the greatest commercial potential for oral difelikefalin. As part of this strategic focus, we made the decision to terminate our Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease, including the ongoing KICK 1 and KICK 2 Phase 3 clinical trials.

Sales and Marketing

In executing our strategy, our goal is to continue to commercialize KORSUVA injection and Kapruvia in the dialysis setting by out-licensing, and to maintain significant control over the development process and commercial execution for the oral formulation of difelikefalin, if approved.

We have executed out-licensing agreements on KORSUVA injection and Kapruvia in the dialysis setting in the United States and the rest of the world. Per the terms of the associated licensing agreements, CSL Vifor will commercialize KORSUVA injection and Kapruvia in the United States and worldwide (excluding Japan and South Korea), Maruishi will commercialize KORSUVA in Japan, and we will not be incurring costs for commercializing in the United States or outside of the United States as we will be relying on sales and marketing infrastructure support from our partners.

For oral difelikefalin, we plan to develop and commercialize our drug candidate in chronic pruritus associated with NP on our own in the United States, while exploring partnerships for development and commercialization in geographical territories outside the United States.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidate, its methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions and novel formulations of these compositions, as well as methods of using difelikefalin and related compounds. We own the patent portfolio of eighteen issued U.S. patents covering KOR agonists, sixteen of which cover composition of matter of difelikefalin and its uses; six of these include composition of matter claims directed to difelikefalin, and ten patents include claims to its uses. All of these U.S. patents covering difelikefalin and its uses are expected to expire no earlier than November 12, 2027. Additionally, three U.S. patents have been granted with claims to difelikefalin-like dimer compounds and their uses. We have filed patent applications in the United States and internationally claiming novel oral formulations of difelikefalin. Two U.S. patents with claims to oral formulations of difelikefalin that are not currently under development have been granted and are expected to expire no earlier than September 13, 2039. Related U.S. and foreign applications, if granted, would also be expected to expire no earlier than September 13, 2039. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, and continuing technological innovation to develop, strengthen, and maintain our proprietary position in the field of chronic pruritus.

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

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and the patent’s scope can be modified after issuance by later judicial decisions. Consequently, we do not know whether our product candidates will be adequately protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

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

Difelikefalin

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes eighteen issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894; 8,536,131; 8,906,859; 8,951,970; 9,321,810; 9,334,305; 9,359,399; 10,017,536; 10,138,270; 10,793,596; 10,913,769 and 11,033,629) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including difelikefalin and related molecules, as well as formulations containing and methods of using these compounds. These patents claiming difelikefalin compositions are due to expire November 12, 2027. U.S. Patent No. 11,033,629 with claims to oral formulations of difelikefalin that are not currently under development is due to expire September 13, 2039.

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

Foreign applications relating to difelikefalin and related molecules, as well as formulations containing and methods of using these compounds, were filed in more than 40 foreign countries. National patents have been granted in 27 European countries, as well as in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Russian Federation, Singapore, South Africa and South Korea. These granted foreign patents with claims to difelikefalin are due expire no earlier than November 12, 2027. We have applied for supplementary patent certificates (“SPCs”) for the basic product patent in Europe, including the five major European markets (France, Spain, Italy, Germany, and the UK). In the five major European markets, the SPC has been granted in France and Italy, (extending the patent term to November 12, 2032) and is pending in Germany, Spain, and the UK. We have also applied for a patent term extension in Japan, which is pending.

We also own pending U.S. continuation and foreign patent applications with claims to oral formulations containing difelikefalin and medium chain fatty acid glycerides as absorption enhancers that are not currently under development in Australia, Brazil, Canada, China, Europe, Japan, Hong Kong, Israel, India, South Korea, Malaysia, Mexico, New Zealand, Philippines, Russian Federation, Saudi Arabi, UAE, and South Africa. If granted, these patents would expire no earlier than September 13, 2039.

In addition, we own pending U.S. and foreign patent applications with claims to oral formulations containing difelikefalin and oligosaccharides not currently under development in Australia, Brazil, Canada, China, Europe, Japan, Hong Kong, Israel, India, South Korea, Malaysia, Mexico, New Zealand, Philippines, Russian Federation, Saudi Arabi, UAE, and South Africa. If granted, these patents would expire no earlier than March 18, 2041.

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

We own the registered trademark “KORSUVA” in the United States and in fourteen foreign countries (Australia, Brazil, Canada, China, India, Israel, Japan, Kuwait, Mexico, New Zealand, Norway, South Korea, Switzerland, and the UK). In addition, we own three registered Japanese trademarks for Katakana versions of “KORSUVA” as may be pronounced in the Japanese language: “KORSUVA” Katakana version 1: “ko-ru-su-ba” コルスバ; Katakana version 2: “ko-ru-su-o-ba” コルスーバ; and Katakana version 3 “ko-o-su-ba” コースバ.

Additionally, we own the U.S. trademark application for “KAPRUVIA” currently pending under an “Intent to Use” designation, as well as the “KAPRUVIA” trademark registered in all twenty-seven EU States (Austria, Belgium, Bulgaria, Croatia, Republic of Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and Sweden) and fourteen additional countries: Albania, Australia, China, Iceland, Israel, Monaco, New Zealand, North Macedonia, Norway, Russian Federation, Serbia, Switzerland, Turkey and the UK.

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

There are no FDA-approved treatments for chronic pruritus associated with NP. The management of NP is challenging and conventional treatments for pruritus, such as antihistamines and topical steroids, are largely ineffective. However, there are a number of companies developing or marketing therapies for different pruritic indications. We believe that the late-stage nature of our oral difelikefalin clinical program, along with our substantial safety database developed over years of testing difelikefalin in different clinical settings, would give us an advantage over any competitor seeking to develop a competitive product candidate for neuropathic pruritus associated with NP. Accordingly, it is possible that one or more companies could elect to develop a product candidate for chronic pruritus associated with NP that could compete with oral difelikefalin. We also compete with these companies in recruiting and retaining qualified scientific personnel and establishing clinical trial sites and patient recruitment for clinical trials.

We believe the key competitive factors that will affect the development and commercial success of our product candidate, if approved for marketing, are likely to be its safety, efficacy and tolerability profile, reliability, convenience of dosing, price and reimbursement from government and third-party payers. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products currently on the market are often tried off-label for the indication that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidate achieves marketing approval, we expect that it will be priced at a significant premium over generic products.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidate for preclinical and clinical testing, as well as for commercial manufacture for KORSUVA injection and if our product candidate receives marketing approval. We have negotiated long-term commitments with at least one primary supplier for our primary manufacturing and distribution functions. We have entered into a commercial manufacturing agreement with Patheon for KORSUVA injection, a commercial supply agreement with PPL to produce API, and a commercial packaging agreement with PCI Pharma Services. During 2023, we negotiated to reduce our commitment based on much lower-than-expected demand going forward for KORSUVA injection in the United States.

Our product candidate is a small peptide and is manufactured in reliable and reproducible synthetic processes from available starting materials. The chemistry is amenable to scale up and does not require any special equipment or technology in the manufacturing process. We expect to continue to develop our product candidate that can be produced cost-effectively at contract manufacturing facilities.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act and state laws that limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

In addition, we may be subject to data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities subject to the law, known as covered entities, such as certain healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that process individually identifiable health information on their behalf, relating to the privacy, security and transmission of individually identifiable health information as well as their covered subcontractors. Among other things, HITECH makes security standards and certain privacy standards directly applicable to the business associates of covered entities that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, we are or may become subject to U.S. state laws (such as the California Consumer Privacy Act of 2018 (“CCPA”) and foreign laws (such as the EU’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) that govern data privacy, security and protection. These and other similar laws govern the privacy and security of personal data. Many of these laws differ from each other in significant ways and may not have the same effect, both of which complicate compliance efforts to the extent we are or may become subject to these laws.

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

Coverage and Reimbursement Generally

The commercial success of KORSUVA injection and our ability to commercialize any approved product candidate successfully will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels. In the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Sales of KORSUVA injection and our product candidate to the extent approved will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payers. Further, assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. KORSUVA injection is expected to be designated as a component of the government’s bundled reimbursement for ESRD treatment.

Our U.S. commercial partner, CSL Vifor, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA will apply to KORSUVA injection beginning April 1, 2022 for two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024.

Third-party payers are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Additionally, third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Therefore, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. KORSUVA injection and our product candidate, to the extent it receives approval, may not be considered medically necessary or cost-effective. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, and one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of KORSUVA injection and any approved product candidate.

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

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

In the United States, the EU, and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

These and other healthcare reform initiatives may result in additional reductions in Medicare payments and other healthcare funding, which could have a material adverse effect on our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices we are able to charge, or the amounts of reimbursement available, for KORSUVA injection and our product candidate once they are approved.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Individual countries govern, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. For example, in the EU, we must obtain authorization of a clinical trial application, or CTA, through the Clinical Trials Registration process in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA marketing approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and varying administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory outcome in others.

Employees and Human Capital

On January 22, 2024, we announced a planned workforce reduction of up to 50% of our employees in order to reduce our operating expenses and focus our efforts on development of oral difelikefalin in chronic pruritus associated with NP. As of March 1, 2024, we had 55 employees, of whom 15 hold PharmD, PhD or MD degrees or the foreign equivalent. All of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Business and the Development and Commercialization of Our Product and Product Candidate

We are substantially dependent on the success of oral difelikefalin for the treatment of NP, which is our only current product candidate. If we are unable to successfully complete clinical development, obtain regulatory approvals and commercialize oral difelikefalin, or experience significant delays in doing so, our business will be materially harmed.

Our business depends on the successful development, regulatory approval, and commercialization of our product candidate. In January 2024, we announced a prioritization of our pipeline to focus our resources on our late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP and terminate our Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease, including our KICK 1 and KICK 2 Phase 3 clinical trials. After this prioritization, we have a single product candidate in clinical development, oral difelikefalin for the treatment of chronic pruritus associated with NP, which we are currently evaluating in a Phase 2/3 clinical trial. We cannot be certain that oral difelikefalin or any future product candidates will be successful in clinical trials or receive regulatory approval. Regulatory authorities may interpret our data differently than we have. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for oral difelikefalin or any future product candidates.

The success of our product candidate will depend on many factors, including but not limited to:

●	successful enrollment in, and completion of, clinical trials, as well as completion of preclinical studies;
●	favorable efficacy and acceptable safety data from our clinical trials and other studies;
●	receipt of additional regulatory approvals;
●	managing our reliance on sole-source third parties such as our third-party vendors, suppliers, and manufacturers;
●	the performance by CROs or other third parties and consultants we may retain of their duties to us in a manner that complies with our protocols and applicable laws and that protects the integrity of the resulting data;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity;
●	ensuring we do not infringe, misappropriate or otherwise violate the valid patent, trade secret or other intellectual property rights of third parties;
●	successfully launching, either alone or with a commercial partner, any product candidate for which regulatory approval is received;
●	obtaining and maintaining favorable reimbursement from third-party payers and governments for products and product candidate;
●	competition with other products;
●	post-marketing commitments, if any, to regulatory agencies following regulatory approval of our product candidate;
●	continued acceptable safety profile following regulatory approval; and

●	manufacturing or obtaining sufficient supplies of our products and product candidate that may be necessary for use in clinical trials for evaluation of our product candidate and commercialization of any approved product.

If we do not achieve and maintain one or more of these factors in a timely manner or at all, we could experience significant delays in our ability to, or be unable to obtain regulatory approvals for, and/or to successfully commercialize our products and product candidate, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.

We recently engaged in a strategic prioritization of our pipeline. We may be unable to successfully execute our strategic prioritization plans, including efforts to reduce our costs.

On January 22, 2024, following a review of our strategic goals, we announced a prioritization of our pipeline to focus our resources on our late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP and terminate our Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease, including our KICK 1 and KICK 2 Phase 3 clinical trials. As part of this strategic update, in the first quarter of 2024, we reduced our global workforce by approximately 50%. We cannot guarantee that we will successfully implement this strategic prioritization or that the benefits, including reduction of operating expenses, even if achieved, will be adequate to meet our medium- or long-term financial and operational expectations. We may also experience additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale, diversion of management attention, and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future.

Further, pursuant to this strategic prioritization and because we have limited financial and managerial resources, we may forgo or delay the pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses, and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Oral difelikefalin or any potential future product candidate may not achieve favorable results in clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all.

Drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether we are able to meet expected timeframes for data readouts, or complete on schedule, if at all, and failure can occur at any time during the trial or study process, including due to factors that are beyond our control. Despite promising preclinical or clinical results, oral difelikefalin or any potential future product candidate can unexpectedly fail at any stage of clinical or preclinical development.

The results from preclinical studies or clinical trials of oral difelikefalin, any potential future product candidate, or a competitor’s product candidate in the same class may not predict the results of later clinical trials, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Oral difelikefalin or any future product candidate in later stages of clinical trials may fail to show the desired characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results.

Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate safety, potency (or efficacy) in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any current or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

As a result, we cannot be certain that our ongoing and planned clinical trials or preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in chronic pruritus associated with NP could limit the prospects for regulatory approval of oral difelikefalin in NP or other indications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue conducting clinical trials for our product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidate, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the eligibility criteria for, and design of, the trial in question;
•	the perceived risks and benefits of the product candidate under study;
•	competition in recruiting and enrolling patients in clinical trials;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients; and
•	delays or difficulties due to public health crises, such as pandemics or other similar outbreaks.

For example, we experienced a delay in patient enrollment for our Phase 2 clinical trial of oral difelikefalin for the treatment of pruritus in patients with hepatic impairment due to PBC that led to our decision to discontinue and unblind this trial. We could in the future experience similar delays in our ongoing oral difelikefalin program in chronic pruritus associated with NP or potential future product candidates.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. We may encounter difficulties and/or delays in completing our planned enrollments. Enrollment delays in our clinical trials may result in increased development costs for our product candidate, or the inability to complete development of our product candidate, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on third-party CROs to conduct our clinical trials for oral difelikefalin, and do not plan to independently conduct preclinical studies or clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our preclinical studies and clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and adversely affect our business.

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

Our CROs may also have relationships with other entities, some of which may be our competitors. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidate and will not be able to, or may be delayed in our efforts to, successfully commercialize our products and product candidate. As a result, our results of operations and the commercial prospects for our products and product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

If the manufacturers upon whom we rely fail to produce our product candidate or any potential future product candidate in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development of our product candidate.

We do not manufacture oral difelikefalin, and we do not currently plan to develop any capacity to do so. We currently rely, and expect to continue to rely, on third parties for the manufacture of oral difelikefalin and any potential future product candidate for preclinical and clinical testing. If we were to experience an unexpected loss of supply of our product candidate or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical studies.

It is our intention that, by the time of any regulatory approvals for commercialization of oral difelikefalin, we will have negotiated long-term commitments with at least one primary supplier for each manufacturing and distribution function. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product or product candidate may result in a delay in FDA approval of the product or product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our product or product candidate to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for our product or product candidate, as well as validate methods and manufacturing processes, in order to receive and maintain regulatory approval to commercialize any approved product candidates. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our product and we would lose potential revenues.

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

Further, we may rely on proprietary technology developed by our contract manufacturers for purposes of manufacturing certain of our products and product candidate and our failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for our contract manufacturers to produce our products and product candidate or components of our products and product candidate in the volumes that we require on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, we entered into the Enteris License Agreement and intend to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin. If we experience any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, we may experience delays in the development and commercialization of oral difelikefalin. Further, if we are unable to maintain our relationship with Enteris, we may be forced to reformulate oral difelikefalin which could result in significantly delaying commercializing oral difelikefalin and require us to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA. The operations of our third-party manufacturers have been and may in the future be constrained or disrupted and their operating capacity may be reduced by public health crises, such as pandemics or other similar outbreaks, which could negatively impact our clinical development and commercialization timelines.

In addition, all manufacturers of our products and product candidate must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products and product candidate may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. We have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products and product candidate or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products and product candidate, if approved. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension, delay or denial of product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and product candidate.

Even if we obtain regulatory approvals for our product candidate or any potential future product candidate, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.

In order to successfully launch a product and have it become profitable, we anticipate that we will have to dedicate substantial time and resources. Our ability to generate revenues from our commercialized products will depend on a number of factors, including, but not limited to:

●	achievement of broad market acceptance and coverage by government and third-party payers for our product;
●	our or our partners’ effectiveness in marketing and selling our product;
●	our ability to have manufactured commercial quantities of our product at acceptable cost levels and in compliance with regulatory requirements;
●	our ability to maintain a cost-efficient organization and, to the extent we seek to do so, to collaborate successfully with additional third parties;
●	our ability to expand and maintain intellectual property protection for our product successfully;
●	the efficacy and safety of our product; and/or
●	our ability to comply with regulatory requirements, which are subject to change.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we may not be able to achieve profitability. For example, we previously successfully developed KORSUVA injection through regulatory approval, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis. However, this product failed to achieve meaningful commercial success.

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

If we or our collaborators are unable to establish effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our product and product candidate, if they are approved, we may be unable to generate product revenues.

We currently do not have an internal commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products, but we intend to develop this infrastructure if oral difelikefalin or any future product candidate is approved for marketing in the United States. In order to commercialize oral difelikefalin or any potential future product candidate (if approved) in the United States, we will need to build our marketing, sales and distribution capabilities. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure to the extent we choose to do so in the future. The establishment and development of our own sales force and related plans to market any products in the United States we may develop will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop this capability. If oral difelikefalin or any future product candidate is approved for marketing outside of the United States, we intend to make and maintain arrangements with third parties to perform these services.

We, or our partners or collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event that we or our partners or our collaborators are unable to develop a marketing and sales infrastructure, we may not be able to commercialize oral difelikefalin or any potential future product candidate, which would limit our ability to generate product revenues. Factors that may inhibit our or our partners’ or collaborators’ efforts to commercialize oral difelikefalin, if approved, or any potential future product candidate include:

●	inability to recruit, train, manage and retain adequate numbers of effective sales and marketing personnel;
●	inability of sales personnel to obtain access to physicians and other providers or educate adequate numbers of physicians and other providers on the benefits of prescribing the product;
●	inability to effectively oversee a geographically dispersed sales and marketing team;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Our or our partners’ or our collaborators’ sales force and marketing teams may not be successful in commercializing any approved product candidate that may receive regulatory approval. For example, we previously partnered with CSL Vifor for the commercialization of KORSUVA injection, but that product has not achieved meaningful commercial success.

In the event that we are unable to successfully collaborate with a third-party marketing and sales organization to commercialize any approved product candidate outside the United States, our ability to generate product revenues may be limited. To the extent that we rely on third parties to commercialize products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts.

We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research organizations. Our operating results will suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product, KORSUVA injection, and our product candidate, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of pruritus. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Among the companies that currently market or are developing therapies in the pruritus space that, if approved, our oral difelikefalin may potentially compete with include: Pfizer, AbbVie, Eli Lilly, Amgen, Regeneron, Leo Pharma, Galderma, Chugai, Incyte and others.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products or our current or future product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products are approved or used in clinical practice in some markets for the indication that our product candidate is intended to treat. We expect that oral difelikefalin and any potential future product candidates, if approved, would be priced at a significant premium over competitive generic products, if any.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient recruitment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability and may have to limit commercialization of our product candidate.

We face an inherent risk of product liability lawsuits related to the sale of our products to, use of our products by, and testing of our product candidate in, seriously ill patients. For example, product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	loss of revenue from decreased demand for our products and/or product candidate;
●	impairment of our business reputation or financial stability;
●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;
●	diversion of management attention and scientific resources from our business operations;
●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
●	the inability to successfully commercialize our products and/or product candidate;
●	significant negative media attention;
●	initiation of investigations by regulators or increased regulatory scrutiny;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and
●	the inability to commercialize our product candidate.

For any product candidate that is approved for commercial sale, we will be highly dependent upon healthcare provider and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our financial condition or results of operations.

We have obtained limited product liability insurance coverage for our products and our clinical trials with a $15.0 million annual aggregate coverage limit in the United States and various other coverage limits outside of the United States. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on our product candidate or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both its regulatory approval and commercialization. As such, we are currently focused on the development of oral difelikefalin for NP. As a result, we may have foregone or delayed, or may in the future forgo or delay, pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, in 2023, we terminated the atopic dermatitis program as part of our strategy to focus on our advanced chronic kidney disease and NP programs. Further, in January 2024, we announced a prioritization of our pipeline to focus our resources on our late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP and terminate our Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Our future growth may depend on our ability to identify and develop products and if we do not successfully identify and develop product candidates or integrate them into our operations, we may have limited growth opportunities.

One component of our business strategy is to continue to develop a product that we believe is a strategic fit with our focus on pruritus therapeutics. However, these business activities may entail numerous operational and financial risks, including:

●	difficulty or inability to secure financing to fund development activities for such development;
●	disruption of our business and diversion of our management’s time and attention;
●	higher than expected development costs;
●	exposure to unknown liabilities;
●	difficulty in managing multiple clinical trials; and
●	inability to successfully develop new products or clinical failure.

We have limited resources to identify and execute the development of products. Moreover, we may devote resources to potential developments that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we do not successfully develop and commercialize product candidates, we may not be able to obtain product revenues in future periods.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that neither oral difelikefalin, nor any potential product candidates we may seek to develop in the future, will ever obtain regulatory approval.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, and similar regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing that product candidate. We expect to continue to rely on third-party CROs, other vendors, and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

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

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may have to suspend clinical trials, or terminate clinical trials of our product candidate for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	changes in marketing approval policies during the development period;
●	changes in or the enactment of additional statutes or regulations;
●	changes in regulatory review for each submitted product application;
●	the cost of clinical trials of our product candidate may be greater than we anticipate;
●	the supply or quality of our product candidate or other materials necessary to conduct clinical trials of our product candidate may be insufficient or inadequate; and
●	our product candidate may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

In addition, unfavorable changes in our industry or the global economy, including as a result of macroeconomic factors related to inflation, rising interest rates, political turmoil, or public health crises such as pandemics or other similar outbreaks, could contribute to some of the events listed above and further impact our ability to progress our clinical trials, submit for marketing approval or commercialize our product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our additional regulatory submissions, which could affect our ability to obtain marketing approval for our product candidate.

Moreover, if we are required to conduct additional clinical trials or other testing of our product candidate beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidate or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidate;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

Finally, even if we were to obtain approval, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidate to assure safe use of the product candidate, either as a condition of product candidate approval or on the basis of new safety information.

If we experience delays in obtaining approval, if we fail to obtain approval of a product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

Our product candidate or any future product candidate, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS. If our product candidate receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

The FDA or other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act or equivalent regulations outside the United States relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown AEs or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

The FDA’s or other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Regulatory approval is limited by the FDA and other regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications that are not specifically approved by the FDA or other regulatory authorities. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States and other countries generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies on off-label use. If the FDA or other regulatory authorities determine that our or our commercial partners’ promotional activities constitute promotion of an off-label use, it could request that we modify our promotional materials. Further, off-label promotion could subject us to regulatory or enforcement actions by the FDA and other authorities, including issuance of warning letters or untitled letters, suspension or withdraw an approved product from the market, mandatory or voluntary recalls, civil fines, disgorgement of money, operating restrictions, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement, injunctions or criminal prosecution, any of which could significantly harm our business.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidate from being marketed abroad.

In order to market and sell our products in the EU and many other jurisdictions, we or our collaborators or partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Even if we obtain FDA approval of a product candidate, the regulatory approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our or our collaborators’ or partners’ ability to obtain approval elsewhere. We or our collaborators or partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Our agreements with HCR contain various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.

During the fourth quarter of 2023, we, through Cara Royalty Sub, entered into the HCR Agreement with HCR, pursuant to which Cara Royalty Sub sold, or agreed to sell, to HCR the Royalties under the Covered License Agreements, in exchange for up to $40.0 million. We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Cara received an initial payment of $17.5 million in November 2023. In December 2023, we received an additional $20.0 million less certain advisory fees, upon satisfying the milestone event for pricing for Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if the 2029 Threshold is not achieved on or prior to December 31, 2029. In the event of a change of control, Cara Royalty Sub will pay to HCR an amount equal to 2.8 times the aggregate amount of payments made by HCR less the total net amounts paid by Cara Royalty Sub to HCR as of the effective date of control. In certain situations, Cara Royalty Sub would not be obligated to pay the change of control payment to HCR. After the HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub.

In connection with the HCR Agreement, we entered into a Contribution and Servicing Agreement which contains various representations and warranties, covenants, indemnification obligations and other provisions related to the contribution of the Covered License Agreement to Cara Royalty Sub and our maintenance and servicing obligations with respect to the Royalties and the Covered License Agreements. In the event we violate these covenants or provisions, we may lose the right to act as the servicer of Cara Royalty Sub and a third-party servicer may be appointed at Cara Royalty Sub’s expense. Our replacement as servicer, if it were to occur, could have a material adverse effect on our financial condition as HCR, by virtue of owning Cara Royalty Sub, would own the Royalties.

In connection with the HCR Agreement we also entered into a Pledge and Security Agreement containing various representations, warranties and covenants, and a limited recourse guaranty of Cara Royalty Sub’s obligations under the Purchase and Sale Agreement which is secured by the pledge in favor of HCR all of the capital stock of Cara Royalty Sub. HCR is entitled to foreclose on the capital stock of Cara Royalty Sub following the occurrence of certain remedies events, including, without limitation, a bankruptcy of us or the failure of us to perform our obligations under the Contribution and Servicing Agreement. Such foreclosure, if it were to occur, could have a material adverse effect on our financial condition as HCR, by virtue of owning Cara Royalty Sub, would own the Royalties.

Our information systems, or those of others upon whom we rely (such as our CROs, contract manufacturers, contractors, consultants, service providers, collaborators and others) may fail or suffer cybersecurity breaches, loss or leakage of data or other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability that could adversely affect our business.

We are increasingly dependent upon information systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store, transmit and otherwise process confidential information (including but not limited to intellectual property, proprietary business information and personal data). We also have outsourced elements of our operations to third parties, and as a result we manage a number of service providers who have access to our data and information systems and infrastructure. Our reliance on service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Cybersecurity risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, especially as personnel are working remotely, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other external parties. To the extent that any disruption or cybersecurity breach were to result in a loss of, or damage to, our data or information systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development of our product candidates could be delayed.

Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including development and commercialization of oral difelikefalin, if approved, and availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses from our inception, and we anticipate that we may incur losses in the foreseeable future.

We are a development-stage biopharmaceutical company. Until recently, we had focused our efforts primarily on developing KORSUVA injection, Kapruvia and oral difelikefalin for a number of indications with the goal of achieving regulatory approval and, more recently, commercializing KORSUVA injection and Kapruvia. However, the commercial launches of KORSUVA injection and Kapruvia did not achieve meaningful success and, in January 2024, we made the strategic decision to focus our efforts on developing oral difelikefalin for the treatment of pruritus associated with NP. Since inception, we have incurred significant operating and net losses. We incurred net losses of $118.5 million, $85.5 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $684.7 million, and we expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we continue to develop and seek regulatory approval for oral difelikefalin and any potential future product candidates.

Our financial results may fluctuate significantly from year to year, depending on the timing of our clinical trials, the receipt of payments under any future agreements we may enter into, and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

As a result, we expect to continue to incur significant losses for the foreseeable future as we:

●	continue the development of oral difelikefalin for NP;
●	seek regulatory approvals for any other product candidate that successfully completes clinical trials;
●	establish a sales, marketing and distribution infrastructure in the United States and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

Revenues from KORSUVA injection will not be sufficient to enable us to reach profitability. To become and remain profitable from product sales, we must succeed in developing and eventually commercializing one or more products that generate significant revenue. In order to commercialize any product candidate, we will need to be successful in a range of challenging activities, including successful registration of oral difelikefalin, discovering, developing, licensing or acquiring additional product candidates and completing preclinical testing and clinical trials for those product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling approved products and product candidates for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of our product candidate, our expenses could increase.

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

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing our product and product candidate is expensive. We may need to raise additional capital to continue the development of oral difelikefalin for NP and potentially in-license or acquire other product candidates.

In January 2024, we announced a prioritization of our pipeline to focus our resources on our late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP and terminate our Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease, including our KICK 1 and KICK 2 Phase 3 clinical trials. As part of this strategic update, in the first quarter of 2024, we reduced our global workforce by approximately 50%.

After taking into account our strategic prioritization and reduction in workforce, we expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating plan into 2026. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and costs related to Phase 2 and Phase 3 development of oral difelikefalin and any trials for future product candidates;
●	the rate of progress and costs for any product candidates that we may in-license or acquire in the future;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidate, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the effect of competing technological and market developments; and
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including high rates of inflation and interest rates, the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide, including resulting from the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our development program.

Risks Related to Our Dependence on Third Parties

Any collaboration arrangements that we are a party to or may enter into in the future may not be successful, which could adversely affect our ability to develop and ultimately commercialize our product candidate or any potential future product candidate.

Our business model is to develop and commercialize our product candidate in the United States and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidate in the rest of the world. We currently have license agreements with Maruishi and CKDP for the intravenous and oral formulations of difelikefalin, as well as license agreements with respect to our commercially approved products, KORSUVA Injection and Kapruvia with CSL Vifor. In addition to our existing agreements, we may enter into additional collaboration arrangements in the future on a selective basis. Our existing collaborations and future collaboration arrangements may not be successful. The success of our existing and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Maruishi may terminate its agreement with us at will, and CKDP may terminate its agreement with us in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Collaboration and License Agreements”. Any such termination or expiration could adversely affect us financially and could harm our business reputation. Our current collaborations and any future collaborations we might enter into may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of our product or product candidate that achieves regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could fail to make timely regulatory submissions for a product or product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidate;

●	a collaborator with marketing and distribution rights to one or more of our products or product candidate that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products and product candidate, might lead to additional responsibilities for us with respect to products and product candidate, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations, including our collaboration with Maruishi, may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidate.

If our current collaborations or any other collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidate could be delayed and we may need additional resources to develop our product candidate and our product platform. All of the risks relating to our product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators in their respective jurisdictions.

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

If we determine to collaborate in the future with additional pharmaceutical or biotechnology companies for the development and potential commercialization of oral difelikefalin or any potential future product candidate, we would face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform or successfully commercialize our products and our business may be materially and adversely affected.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations and standards, contracts, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue and profits, and otherwise adversely affect our business, operations and financial performance.

We are subject to or affected by numerous domestic (both federal and state) and foreign laws and regulations, as well as regulatory guidance, contracts, industry standards, policies and other obligations governing the collection, use, disclosure, retention, security and other processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials in the United States and abroad. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. This evolving global data protection landscape may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use, share and otherwise personal data, result in liability or impose additional costs on us. The cost of compliance with these obligations is high and is likely to increase in the future and may necessitate changes to our operations and to those of third parties that process personal data on our behalf. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, including health plans, healthcare clearinghouses, certain healthcare providers, and their business associates and covered subcontractors that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In the event we are subject to HIPAA and we or our business associates or subcontractors fail to properly maintain the privacy and security of certain individually identifiable health information, or we or our business associates or subcontractors are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations.

Additionally, certain states have adopted their own privacy and security laws and regulations for health information, some of which may be more stringent than HIPAA.

In the past few years, numerous U.S. states, following California’s enactment of the CCPA — including Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent that we are or may become subject to these laws, the exercise of these rights may impact our business and ability to provide our products and services. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These state laws may allow for statutory fines for noncompliance (for example, under the CCPA, fines can be levied up to $7,500 per intentional violation) and private rights of action. While some of these laws may exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent consent requirements), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. GDPR may increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and otherwise process personal data. The processing of sensitive personal data, such as physical health conditions, may also be subject to heightened compliance burdens under the GDPR. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows.  Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries.  In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate.  Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.  Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.  If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.  Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups.  Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups.  We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security.  If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we [may] be subject to investigation, enforcement actions by regulators, or other adverse consequences.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations.  Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands.  Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

We are subject to recent legislation, regulatory proposals and healthcare payer initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In March 2010, President Obama signed the Health Care Reform Law, which includes provisions that have changed, and likely will continue to change, health care financing and the delivery of health care in the United States. The Health Care Reform Law, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs, required collection of rebates for drugs paid by Medicaid managed care organizations, required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, judicial, and Congressional challenges to certain aspects of the Health Care Reform Law. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Health Care Reform Law marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is also unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations. Further, Congress is considering additional health reform measures.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for KORSUVA injection or any approved product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants and commercial partners. Misconduct by such individuals could include inadvertent or intentional failures to:

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

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of oral difelikefalin and other hazardous compounds. We and any third-party manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our partners’ operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at our contract manufacturers’ facilities pending their use and disposal. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes.

Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts.

Risks Related to Intellectual Property

It is difficult and costly to protect our proprietary rights and as a result we may not be able to ensure their protection and all patents will eventually expire.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for difelikefalin and for any other product candidates that we may develop, license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

Our ability to develop, manufacture, market and sell difelikefalin or any potential future product candidate will depend upon our ability to avoid infringing the proprietary rights of third parties, and our commercial success will depend upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of pain management and cover the use of numerous compounds and formulations in our targeted markets. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that current or potential future product candidates may infringe. There could also be existing patents of which we are not aware that our current or potential future product candidates may inadvertently infringe.

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

If we are found to infringe on a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidate or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and may ultimately be unsuccessful.

Competitors may infringe on our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our product candidate to market.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees, or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidate and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The validity and enforceability of the patents and applications that cover difelikefalin can be challenged by competitors.

In the event that oral difelikefalin or any potential future product candidate is approved by the FDA, one or more third parties may challenge the patents covering these products and product candidates, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing difelikefalin, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) the patents listed in the Orange Book have expired; (2) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (3) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for difelikefalin, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

Risks Related to Employee Matters and Managing Growth

We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, our ability to develop and sell our products could be harmed.

In January 2024, as part of our pipeline prioritization, we reduced our headcount by approximately 50%, including the separation of our former Chief Scientific Officer and SVP of Research & Development. Although we believe these employee transitions are in the best interest of our company and our stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, and partners and, as a result, create added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. In addition, our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the other members of our leadership team and clinical and preclinical operations teams that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. We may not be able to attract or retain qualified management and commercial, scientific, and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

If we lose additional members of our senior management team, our ability to successfully implement our business strategy could be seriously harmed. Replacing these employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting and, in the past, we have also been required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis as a large accelerated filer. However, based on our public float as of June 30, 2023, we qualified as a non-accelerated filer at the end of 2023, which would allow us to forgo the auditor attestation requirement for the fiscal year ended December 31, 2023. However, we have determined to voluntarily comply with the auditor attestation requirement for the fiscal year ended December 31, 2023.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the increased prevalence of remote working arrangements potentially presents additional areas of risk, including cyber and privacy risks, and we are carefully monitoring any impact to our internal controls and procedures.

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

Risks Related to Ownership of Our Common Stock

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On February 1, 2024, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until July 30, 2024, to regain compliance with Nasdaq’s bid price requirement. If, at any time before July 30, 2024, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.

If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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

Since our initial public offering in January 2014, our stock price has been volatile and it is likely that the trading price of our common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly or annual operating results;
●	delays in the commencement, enrollment and ultimate completion of our clinical trials, including our planned trials for oral difelikefalin;
●	results of clinical trials of oral difelikefalin for the treatment of pruritus in patients with NP, or any potential future product candidate or those of our competitors;

●	any delay or refusal on the part of the FDA or other regulatory authorities in approving marketing authorization for oral difelikefalin or any potential future product candidate;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
●	introduction of competitive products or technologies;
●	changes or developments in laws or regulations applicable to product candidate;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets;
●	developments concerning our sources of manufacturing supply, warehousing and inventory control;
●	disputes or other developments relating to patents or other proprietary rights;
●	additions or departures of key scientific or management personnel;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities or other security instruments;
●	sales of our common stock, including sales by our directors and officers or significant stockholders;
●	changes in the market valuations of companies similar to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
●	changes in the structure of healthcare payment systems; and
●	the other factors described in this “Risk Factors” section.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, such as those related to high rates of inflation and interest rates and concerns of a recession in the United States or other major markets, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, and geopolitical instability, including resulting from the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

The trading market for our common stock is likely to be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. Certain equity research analysts who covered us have ceased coverage, and if further analysts who cover us were to cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:

●	the successful progress of our clinical trials for oral difelikefalin and other potential future product candidates;
●	variations in the level of expenses related to our future development programs;
●	whether the FDA or other regulatory authorities require us to complete additional, unanticipated studies, tests or other activities prior to approving our other current or future product candidates, which would likely further delay any such approval;
●	our ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing oral difelikefalin or any potential future product candidate in commercial quantities;
●	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	any product liability or intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting oral difelikefalin, any potential future product candidates, or the product candidates of our competitors; and
●	if oral difelikefalin or any potential future product candidates receives regulatory approval, the level of underlying demand for such product and wholesaler buying patterns.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, royalty arrangements, grants, license and development agreements in connection with any collaborations, and other financial instruments. We do not yet have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidate or grant licenses on terms that may not be favorable to us. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The use of our net operating loss carryforwards and research tax credits may be limited.

A portion of our net operating loss, or NOL, carryforwards and R&D tax credits may expire and not be used. As of December 31, 2023, we had federal and state NOL carryforwards of approximately $467.0 million and $473.3 million, respectively, and we also had federal and state R&D tax credit carryforwards of approximately $27.5 million and $4.5 million, respectively. Our NOL carryforwards will begin expiring in 2026 for federal purposes (to the extent such federal NOLs are generated in taxable years beginning on or before December 31, 2017) and 2027 for state purposes if we have not used them prior to that time, and our federal R&D tax credits will begin expiring in 2025 unless previously used. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. It is uncertain if and to what extent various states will conform to the TCJA, as modified by the CARES Act. To the extent that we have not exchanged our Connecticut R&D tax credits for a tax refund, those tax credits carry forward indefinitely. Additionally, our ability to use any NOL and R&D tax credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of our stock of more than 50% within a three-year period. The completion of our initial public offering in 2014 and our follow-on public offerings in 2015, 2017, 2018 and 2019, together with private placements and other transactions that have occurred, may have triggered such ownership changes. We conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and the amount of NOL carryforwards and R&D tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the NOL carryforwards and R&D tax credits before they expire. In addition, certain states have in the past suspended use of NOL carryforwards for certain taxable years (including Connecticut which currently limits the use of NOL carryforwards by 50% and without limitation legislation enacted by California in June 2020 that suspends the use of California NOLs and limits the use of California R&D tax credits for certain years), and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, limitations on our ability to use NOL carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We implement and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, products and our critical data (including intellectual property and confidential information that is proprietary, strategic or competitive in nature, and clinical trial data) (collectively, “Information Systems and Data”).

Our Executive Director of Information Technology, or IT, and other relevant personnel help identify, assess and manage our cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment. We (including the Executive Director of IT) use various methods designed to accomplish this task including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting internal audits, conducting threat assessments, conducting third-party threat assessments, conducting vulnerability assessments, and arranging a managed detection and response process with a third-party vendor.

Depending on the relevant information systems environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy, incident detection and response measures, a vulnerability management policy, disaster recovery/business continuity plans, risk assessments, implementation of security standards/certifications, encryption of certain data, network security controls, data segregation, access controls, physical security, asset management (such as tracking and disposal of our information systems), systems monitoring, a vendor risk management program, personnel training, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the Executive Director of IT works with executive management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Our Executive Director of IT and executive management also evaluate material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of our Board of Directors, or the Board.

We use service providers in an effort to identify, assess, and manage material risks from cybersecurity threats. These service providers may provide services related to: threat intelligence, cybersecurity practices, cybersecurity software, managed cybersecurity response, penetration testing, dark web monitoring, forensic investigation, and professional services (including legal counsel).

We use service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We maintain a vendor management program designed to manage cybersecurity risks associated with our use of these providers. The program includes conducting a risk assessment or auditing for certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify, mitigating and manage cybersecurity risks associated with a particular provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the subsection titled “Our information systems, or those of others upon whom we rely (such as our CROs, contract manufacturers, contractors, consultants, service providers, collaborators and others) may fail or suffer cybersecurity breaches, loss or leakage of data or other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability that could adversely affect our business.”

Governance

Our Board performs oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. The Board is also focused on emerging risks, as well as risk mitigation strategies. As part of its risk mitigation duties, the Audit Committee monitors cybersecurity risk and mitigation of such risks.

Our cybersecurity risk assessment and management processes are implemented and maintained by our Executive Director of IT, who has 25 years of experience developing and deploying network and data security policy and technology.

The Executive Director of IT and Chief Financial Officer, or CFO, are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key cybersecurity priorities to relevant personnel. The Executive Director of IT is responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents and threats to management members, including the CFO, depending on the circumstances. The CFO, Executive Director of IT, and Vice President of Finance work with our incident response team in an effort to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management policies include reporting to the Audit Committee of the Board for certain cybersecurity incidents.

The Audit Committee receives reports from the Executive Director of IT concerning our significant cybersecurity threats and risks, as well as the processes we have implemented that are designed to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

On May 11, 2023, we entered into a new lease for our new principal office with an initial term of 11 years, with a renewal option for an additional five-year term. Our new principal office occupies approximately 26,400 square feet of office space in Stamford, Connecticut. We believe that the office space in Stamford is suitable and adequate to meet our current needs. See Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K.

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

Stockholders

As of March 1, 2024, there were 34 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Nasdaq Composite Index, and (ii) the Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2018 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Cara
NASDAQ Biotech Index
NASDAQ Composite Index

Cumulative Total Return

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Cara Therapeutics, Inc.	100.00	123.92	116.38	93.69	82.62	5.72
Nasdaq Biotechnology	100.00	124.41	156.36	155.37	138.42	143.60
Nasdaq Composite	100.00	135.23	194.24	235.78	157.74	226.24

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

Overview

Introduction

We are a development-stage biopharmaceutical company driving innovation in sizable, yet underserved diseases and conditions. Specifically, we are focused on leading a new treatment paradigm to improve the lives of patients suffering from chronic pruritus. We are developing an oral formulation of difelikefalin, a selective, predominantly peripherally acting, non-scheduled Kappa opioid receptor agonist, for the treatment of chronic pruritus associated with NP, a common, underdiagnosed neuropathic itch affecting the upper back. We are conducting a Phase 2/3 program with topline results of the dose-finding portion expected in the third quarter of 2024.

Historical Development of Difelikefalin

We previously successfully developed an IV formulation of difelikefalin through regulatory approval for the treatment of moderate-to-severe pruritus associated with advanced CKD in adults undergoing hemodialysis in the United States, EU, and multiple other countries. The IV formulation is out-licensed to CSL Vifor for the commercialization of KORSUVA injection/Kapruvia in dialysis patients with advanced CKD-aP worldwide, excluding Japan (Maruishi/sub-licensee Kissei), and South Korea (CKDP).

On August 23, 2021, KORSUVA injection was approved by the FDA for the treatment of moderate-to-severe pruritus associated with advanced CKD in adults undergoing hemodialysis. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022 for a minimum of two years. The commercial launch of KORSUVA injection commenced in April 2022 and we began recording the associated profit-sharing revenues in the second quarter of 2022. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. The anticipated unfavorable CMS reimbursement codified in the final CY2024 rule resulted in a lack of sequential revenues growth for KORSUVA injection since its launch. For the years ended December 31, 2023 and 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $26.5 million $35.0 million, respectively, and we recorded associated collaborative revenue of $12.4 million and $16.6 million, respectively, which represented our share of the profit from these sales. As a result of the final CY 2024 rule, we expect no meaningful revenue contribution from KORSUVA injection following TDAPA expiration.

In April 2022, the European Commission granted a marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with advanced CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Difelikefalin injection was also approved in the UK (04/2022) and Switzerland (08/2022) under the brand name Kapruvia as well as Singapore (08/2022), Canada (08/2022), Australia (11/2022), UAE (01/2023), Kuwait (05/2023), Israel (06/2023) and Saudi Arabia (01/2024) under the brand name KORSUVA injection. For the years ended December 31, 2023 and 2022, we recorded royalty revenue of approximately $415,000 and $72,000, respectively, which represented our royalties on net sales of Kapruvia.

During the fourth quarter of 2023, we entered into the HCR Agreement where we sold our future royalties and milestones for Kapruvia and KORSUVA to HCR. For the period of October 1, 2023 through December 31, 2023, we recorded other revenue of $699,000, of which approximately $284,000 related to CSL Vifor royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

We have out-licensed to Maruishi and its sub-licensee Kissei the commercialization of KORSUVA injection in Japan. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, we earned a $1.4 million milestone payment per the terms of the licensing agreement during the year ended December 31, 2023.

During the fourth quarter of 2023, we entered into the HCR Agreement where we sold our future royalties and milestones for KORSUVA in Japan to HCR. For the period of October 1, 2023 through December 31, 2023, we recorded other revenue of $699,000, of which approximately $415,000 related to Maruishi royalties and milestones to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

As a result of our sales of the royalties and milestones for KORSUVA/Kapruvia, we expect no meaningful revenue contribution from KORSUVA/Kapruvia royalties and milestones in the future.

KORSUVA Injection U.S. Commercialization

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, large dialysis organizations, or LDOs, came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. This stocking at the clinic level, particularly from Fresenius Medical Care (FMC), resulted in significant subsequent quarterly revenue fluctuations. In the third quarter of 2023, FMC decided to reallocate all remaining clinic level inventory within its network of clinics resulting in limited revenues in the fourth quarter of 2023. During the years ended December 31, 2023 and 2022, KORSUVA injection generated net sales of approximately $26.5 million and $35.0 million, respectively, and we recorded collaborative revenue of $12.4 million and $16.6 million, respectively, which represented our share of the profit from sales of KORSUVA injection. In addition, 314,100 and 207,096 KORSUVA injection vials were shipped from wholesalers to the dialysis clinics for the years ended December 31, 2023 and 2022, respectively. Of the vials shipped to the FMC dialysis centers for the year ended December 31, 2023, a significant portion was reallocated product by FMC within its network of clinics.

Strategic Prioritization and Workforce Reduction

On January 22, 2024, we announced a planned workforce reduction of up to 50% of our employees in order to reduce our operating expenses and focus our efforts on development of oral difelikefalin in chronic pruritus associated with NP. We expect to record a pre-tax severance expense of approximately $2.7 million during the first quarter of 2024.

Corporate History

We were incorporated and commenced operations in 2004, and our primary activities to date have been organizing and staffing our company, developing our lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates and raising capital. To date, we have financed our operations primarily through sales of our equity and debt securities, sales of our royalties from ex U.S. sales of our commercial product, and payments from license agreements.

Collaboration and License Agreements

Agreements with CSL Vifor

We are party to two separate license agreements with CSL Vifor. In October 2020, we granted CSL Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell, and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States.

We received an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 2,939,552 shares of our common stock at a price of $17.0094 per share, which represented a premium over a pre-determined average closing price of our common stock. The U.S. regulatory approval of KORSUVA injection in August 2021 triggered an additional $50.0 million equity purchase by CSL Vifor in October 2021, in which we sold an aggregate of 3,282,391 shares of our common stock at a price of $15.23 per share, which represented a 20% premium to the 30-day trailing average price of our common stock. In addition, pursuant to this agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones. However, based on the limited commercial success of KORSUVA injection, we do not expect to achieve these sales-based milestones.

Pursuant to the agreement for commercialization of KORSUVA in the United States, we are generally entitled to 60% of the net profits from sales of KORSUVA injection in the United States and CSL Vifor is entitled to 40% of such net profits (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by a separate agreement), subject to potential temporary adjustment in future years based on certain conditions. Under this agreement, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we pay a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee as well as CSL Vifor’s cost of goods sold, or COGS, are deducted from net sales in calculating the net profits that are subject to the profit-sharing arrangement under the agreement.

Under a separate agreement with CSL Vifor, in May 2018, we granted CSL Vifor a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). Under the agreement, CSL Vifor also has the right to promote KORSUVA injection in the United States in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, under a profit-sharing arrangement.

Upon entry into this agreement, we received a non-refundable, non-creditable $50.0 million upfront payment for the purchase of an aggregate of 1,174,827 shares of our common stock at a price of $17.024 per share, which represented a premium over a pre-determined average closing price of our common stock.

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, we received a $15.0 million regulatory milestone payment from CSL Vifor, which was recorded as license and milestone fees revenue for the year ended December 31, 2022. After U.S. regulatory approval of KORSUVA injection in August 2021, we received a $15.0 million regulatory milestone payment which was recorded as license and milestone fees revenue for the year ended December 31, 2021.

We are eligible to receive from CSL Vifor commercial milestone payments in the aggregate of up to $440.0 million, all of which milestones are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, CSL Vifor will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of this agreement) based on net FMCNA clinic sales) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions. During the fourth quarter of 2023, we entered into the HCR Agreement pursuant to which we sold our future royalties and milestone payments under this agreement to HCR (see “Royalty Purchase and Sale Agreement” below).

Maruishi Pharmaceutical Co., Ltd., or Maruishi

In April 2013, we entered into a license agreement with Maruishi, or the Maruishi Agreement, under which we granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which we develop difelikefalin and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from us. Maruishi’s right of first negotiation has expired for the indication of chronic pruritus associated with NP. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan. We are required to use commercially reasonable efforts, at our expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

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

In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, we earned a $1.4 million milestone payment per the terms of the licensing agreement for the year ended December 31, 2023. In November 2023, we entered into an active pharmaceutical ingredient, or API, supply agreement with Maruishi for difelikefalin.

To date, we have received $6.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any, and tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. During the fourth quarter of 2023, we entered into the HCR Agreement pursuant to which we sold our future royalties and milestone payments under the Maruishi Agreement to HCR (see “Royalty Purchase and Sale Agreement” below).

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

Under the terms of the CKDP Agreement, we received a non-refundable and non-creditable $0.6 million upfront payment and are eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). To date, we have received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. We are also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

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

Enteris Biopharma, Inc., or Enteris

In August 2019, we entered into a non-exclusive license agreement with Enteris Biopharma, Inc. (Enteris), or the Enteris License Agreement. Pursuant to the Enteris License Agreement, Enteris granted to us a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, we paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of our common stock pursuant to the Enteris Purchase Agreement described below.

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the year ended December 31, 2023, no milestone payments or royalties were paid to Enteris by us in relation to the Enteris License Agreement. During the years ended December 31, 2022 and 2021, we paid $5.0 million and $15.0 million, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement, which were recorded in R&D expense for the respective periods.

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

Also in July 2019, we entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of difelikefalin injection. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from API supplied by us. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

In December 2023, we entered into an agreement with Patheon to reimburse Patheon approximately $1.7 million for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States and was recorded within accounts payable and accrued expenses on our Consolidated Balance Sheet as of December 31, 2023. In connection with the agreement with Patheon, we agreed to schedule additional manufacturing commitments in 2024.

Royalty Purchase and Sale Agreement

During the fourth quarter of 2023, we, through our wholly-owned subsidiary Cara Royalty Sub, entered into the HCR Agreement with HCR pursuant to which Cara Royalty Sub sold to HCR certain of its rights to receive the Royalties, due and payable to Cara Royalty Sub (as our assignee) under the Covered License Agreements, in exchange for up to $40.0 million. We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Cara received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, we received an additional $20.0 million, less certain advisory fees, upon satisfying the milestone event for pricing for Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if not achieved on or prior to December 31, 2029. In the event of a change of control, Cara Royalty Sub will pay to HCR an amount equal to 2.8 times the aggregate amount of payments made by HCR less the total net amounts paid by Cara Royalty Sub to HCR as of the effective date of control. In certain situations, Cara Royalty Sub would not be obligated to pay the change of control payment to HCR. After the HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub.

Components of Operating Results

The following discussion sets forth certain components of our Consolidated Statements of Comprehensive Loss as well as factors that impact those items or could impact those items in the future.

Revenue

To date, we have generated revenue primarily from (1) collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) the receipt of upfront license fees and milestone payments; (4) royalty revenue in conjunction with sales of Kapruvia in Europe through September 30, 2023; and (5) clinical compound sales from certain license agreements. We are eligible to receive sales-based milestones in the future in accordance with certain licensing agreements.

Beginning on October 1, 2023, the revenue received under our agreements with CSL Vifor and Maruishi for royalty and sales-based milestone payments received in conjunction with ex-U.S. sales of KORSUVA/Kapruvia were recorded as other revenue and considered non-cash until we have fulfilled our obligations under HCR Agreement (see “Royalty Purchase and Sale Agreement” above).

To date, we have earned a total of $136.8 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, collaborative revenue from our share of the profit generated by KORSUVA injection sales, and royalty revenue until we entered into the HCR Agreement during the fourth quarter of 2023.

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the United States, the number of new patients adopting or switching to KORSUVA injection, patient retention and sustained demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. The anticipated unfavorable CMS reimbursement codified in the final CY2024 rule resulted in a lack of sequential revenues growth for KORSUVA injection since its launch. As a result, we expect no meaningful revenue contribution from KORSUVA injection post its TDAPA expiration.

In addition, FMC recently decided to reallocate all remaining clinic level inventory that was shipped in the third quarter of 2022 within its network of clinics resulting in approximately $5.0 million in net sales in the fourth quarter of 2023.

As of December 31, 2023, Vifor International owned 7,396,770, or 13.6%, of our common stock. CSL Vifor and its affiliates are all considered related parties as of December 31, 2023, 2022 and 2021 (see Note 21 of Notes to Consolidated Financial Statements, Related Party Transactions, in this Annual Report on Form 10-K).

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

For the year ended December 31, 2023, we recorded commercial supply revenue of $5.8 million, with associated COGS of $6.2 million. For the year ended December 31, 2022, we recorded commercial supply revenue of $10.2 million, with associated COGS of $7.3 million. In January 2022, we recorded commercial supply revenue of $2.3 million, with no associated COGS as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. For the remainder of 2022, we recorded commercial supply revenue of $7.9 million, with associated COGS of $7.3 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. We expect our COGS to be reflective of future KORSUVA injection sales.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Based on our current development plans, we presently expect that our R&D expenses will decrease in the future as we focus our development efforts on the clinical trials for NP. However, it is difficult to determine with certainty the duration and completion costs of our current studies in NP or future nonclinical and clinical studies of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidate will depend on a variety of factors including, but not limited to:

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

We anticipate that our G&A expenses will decrease in the future as a result of our announced reduction in workforce in January 2024. These expenses include costs related to personnel, fees to outside consultants, lawyers, and accountants. In addition, if oral difelikefalin or any future product candidate obtains regulatory approval for marketing, we may incur expenses associated with building sales and marketing, commercial operations, and market access teams.

Our license agreements with CSL Vifor provide full U.S. commercialization rights of KORSUVA injection to CSL Vifor under profit-sharing arrangements. Under these profit-sharing arrangements, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we pay a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee as well as CSL Vifor’s COGS are deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement (see Note 13 of Notes to Consolidated Financial Statements, Collaboration and Licensing Arrangements, in this Annual Report on Form 10-K).

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

Non-cash Interest Expense on Liability Related to Sales of Future Royalties and Milestones

Non-cash interest expense on liability related to sales of future royalties and milestone payments, which are received in conjunction with ex U.S. sales of KORSUVA/Kapruvia under our agreements with CSL Vifor and Maruishi, consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs resulting from the HCR Agreement (see “Royalty Purchase and Sale Agreement” above). This non-cash interest expense is recognized separately on the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2023.

Income Taxes

Historically, our benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when we determine it is more likely than not that some or all of the tax benefits will not be realized.

There were no material uncertain tax positions taken as of December 31, 2023 and 2022. We do not have any interest or penalties accrued related to tax positions as we do not have any unrecognized tax benefits. In the event we determine that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

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

In March 2020, former President Trump signed into law the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) included a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to our history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision for the years ended December 31, 2023, 2022 and 2021, as the corporate income tax relief was directed towards cash taxpayers.

Results of Operations

Comparison of the years ended December 31, 2023, 2022 and 2021

Revenue

	Year Ended December 31,
	2023		2022		2021

	Dollar amounts in thousands
		% change		% change
Collaborative revenue	$12,936	(22)%	$16,572	2,248%	$706
Commercial supply revenue	5,843	(43)%	10,223	1,358%	701
License and milestone fees	910	(94)%	15,000	(29)%	21,223
Royalty revenue	415	476%	72	N/A	—
Clinical compound revenue	165	N/A	—	(100)%	398
Other revenue	699	N/A	—	N/A	—
Total revenue	$20,968	(50)%	$41,867	82%	$23,028

Collaborative Revenue

We recognized collaborative revenue of $12.9 million and $16.6 million for the years ended December 31, 2023 and 2022, respectively. Collaborative revenue was related to our share of the profit from CSL Vifor’s sales of KORSUVA injection to third parties in the United States, which commercially launched in April 2022, as well as $0.5 million earned in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 13 and 14 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

We recognized collaborative revenue of $0.7 million for the year ended December 31, 2021, which was related to the milestone payment we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 13 and 14 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

Commercial Supply Revenue

We recognized commercial supply revenue of $5.8 million, $10.2 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. These changes in commercial supply revenue were related to sales of KORSUVA injection to CSL Vifor, as we and CSL Vifor began commercializing KORSUVA injection in the United States in December 2021 and commercial launch began in April 2022.

License and milestone fee revenue

We recognized license and milestone fees revenue of $0.9 million for the year ended December 31, 2023, in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the license and milestone fee performance obligation under the

Maruishi Agreement (see Notes 13 and 14 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

We recognized license and milestone fees revenue of $15.0 million for the year ended December 31, 2022, in conjunction with the regulatory milestone payment earned from CSL Vifor for the approval of Kapruvia by the European Commission in April 2022 (see Notes 13 and 14 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

We recognized license and milestone fees revenue of $21.2 million for the year ended December 31, 2021, in conjunction with the milestone payment of $15.0 million we earned upon the regulatory approval of KORSUVA injection in August 2021, a $5.0 million premium on the common stock purchased by Vifor International as part of the KORSUVA injection approval milestone, and a milestone payment of $1.2 million that we earned in January 2021 from Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan that was allocated to the license fee performance obligation under the Maruishi Agreement (see Notes 13 and 14 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

Royalty revenue

We recognized royalty revenue of approximately $415,000 and $72,000 for the years ended December 31, 2023 and 2022, respectively, which were related to our royalties on the net sales of Kapruvia in Europe prior to October 1, 2023. Beginning on October 1, 2023, royalty revenue will no longer be recognized until we have fulfilled our obligations under the HCR Agreement (see “Royalty Purchase and Sale Agreement” above). There was no royalty revenue for the year ended December 31, 2021.

Clinical compound revenue

We recognized clinical compound revenue of approximately $165,000 and $398,000 for the years ended December 31, 2023 and 2021, respectively, which were related to sales of clinical compound to Maruishi. There was no clinical compound revenue for the year ended December 31, 2022 (see Note 14 of Notes to Consolidated Financial Statements, Revenue Recognition, in this Annual Report on Form 10-K).

Other revenue

We recognized non-cash revenue of approximately $699,000 for the year ended December 31, 2023, which represent royalties and milestone payments earned in conjunction with ex U.S. sales of KORSUVA/Kapruvia under our agreements with CSL Vifor and Maruishi during the fourth quarter of 2023, which were sold to HCR under the HCR Agreement. There was no non-cash revenue recognized during the years ended December 31, 2022 or 2021.

Cost of Goods Sold (COGS)

	Year Ended December 31,
	2023		2022		2021

	Dollar amounts in thousands
		% change		% change
Cost of Goods Sold	$6,174	(15)%	$7,266	N/A	$—

During the years ended December 31, 2023 and 2022, we recorded COGS of $6.2 million and $7.3 million, respectively, which was related to our commercial supply revenue for KORSUVA injection sales to CSL Vifor. During the year ended December 31, 2023, COGS also included inventory write-downs of approximately $0.5 million.

As commercialization of KORSUVA began in April 2022, no associated COGS was recorded for commercial supply revenue of $2.3 million in January 2022 as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection, and accordingly, were expensed as incurred (see Note 2 of Notes to Consolidated

Financial Statements, Summary of Significant Accounting Policies – Inventories and Cost of Goods Sold (COGS), in this Annual Report on Form 10-K).

Research and Development (R&D) Expense

	Year Ended December 31,
	2023		2022		2021

	Dollar amounts in thousands
		% change		% change
Direct clinical trial costs	$67,434	39%	$48,668	56%	$31,261
Consultant services in support of clinical trials	5,055	(8)%	5,467	16%	4,708
Stock-based compensation	6,449	(19)%	7,987	(4)%	8,327
Depreciation and amortization	129	8%	120	(3)%	123
Other R&D operating expenses	29,443	(1)%	29,637	(23)%	38,282
Total R&D expense	$108,510	18%	$91,879	11%	$82,701

For the year ended December 31, 2023 compared to the year ended December 31, 2022, the $18.8 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our three late-stage oral difelikefalin programs in 2023. These increases were partially offset by decreases related to the Phase 2 efficacy trial for chronic pruritus associated with NP, costs associated with supportive Phase 1 oral studies, and other general costs associated with our oral programs. In December 2023, we announced that we discontinued the atopic dermatitis program due to clinical trial results and in January 2024, we announced the discontinuation of the advanced chronic kidney disease program to focus on NP only. The decrease in stock compensation expense is primarily related to lower grant date fair values for new option grants during the year ended December 31, 2023, and lower stock compensation expense related to time-based restricted stock units that vested in February 2023. Other R&D operating expenses for the year ended December 31, 2023 included $1.7 million related to the agreement with Patheon for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States, as well as increased payroll-related costs as compared to the prior period. Other R&D operating expenses for the year ended December 31, 2022 included the recognition of the $5.0 million milestone payment due to Enteris.

For the year ended December 31, 2022 compared to the year ended December 31, 2021, the $17.4 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our former oral difelikefalin Phase 3 programs in advanced chronic kidney disease and atopic dermatitis, and other general costs associated with our oral programs. These increases were partially offset by decreases of $5.0 million, mainly from the Phase 2 efficacy trials for pruritus associated with atopic dermatitis and NP. Other R&D operating expenses for the years ended December 31, 2022 and 2021 included milestones of $5.0 million and $15.0 million, respectively, earned by Enteris, which were primarily offset by increases in payroll and related costs and travel costs.

The following table summarizes our R&D expenses by product candidate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021

	Dollar amounts in thousands
		% change		% change
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$—	(100)%	$6,692	(31)%	$9,736
Oral difelikefalin - Pruritus	72,475	52%	47,814	86%	25,761
Other	—	N/A	—	(100)%	18
Internal research and development expenses/milestone payments[1]	36,035	(4)%	37,373	(21)%	47,186
Total research and development expenses	$108,510	18%	$91,879	11%	$82,701

_______________________________

1 Includes milestone payments of $5.0 million and $15.0 million to Enteris for the years ended December 31, 2022 and 2021, respectively.

General and Administrative (G&A) Expense

	Year Ended December 31,
	2023		2022		2021

	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$6,228	(1)%	$6,322	36%	$4,642
Stock-based compensation	7,281	(25)%	9,747	(22)%	12,459
Depreciation and amortization	130	2%	128	3%	125
Other G&A operating expenses	14,140	1%	14,060	15%	12,184
Total G&A expense	$27,779	(8)%	$30,257	3%	$29,410

For the year ended December 31, 2023 compared to the year ended December 31, 2022, the decrease in stock-based compensation expense was primarily related to higher expenses recorded during the year ended December 31, 2022 for the modification of our former CEO’s equity awards, and certain performance-based restricted stock units that vested during the year ended December 31, 2022.

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

Other Income, Net

	Year Ended December 31,
	2023		2022		2021

	Dollar amounts in thousands
		% change		% change
Other income, net	$3,586	74%	$2,061	221%	$642

For the year ended December 31, 2023 compared to the year ended December 31, 2022, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the year ended December 31, 2023 and an increase in accretion income from our available-for-sale marketable securities.

For the year ended December 31, 2022 compared to the year ended December 31, 2021, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the year ended December 31, 2022 and a decrease in net amortization expense of available-for-sale marketable securities.

We reviewed our available-for-sale debt securities as of December 31, 2023, 2022 and 2021 and determined that no credit loss expense was necessary as a result of unrealized losses on various securities not being considered material individually or in aggregate, and we expect that the cost basis of these available-for-sale securities is recoverable. We do not expect that unrealized losses on our available-for-sale debt securities will impact our liquidity in the short-term or long-term since our investments all mature at various dates through November 2024 based on capital requirements, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties and Milestones

	Year Ended December 31,
	2023		2022		2021

	Dollar amounts in thousands
		% change		% change
Non-cash interest expense on liability related to sales of future royalties and milestones	$(604)	N/A	$—	N/A	$—

We recognized $0.6 million of non-cash interest expense on the liability related to sales of future royalties and milestones for the year ended December 31, 2023, which represented imputed interest on the carrying value of the liability to HCR in the fourth quarter of 2023 and the amortization of the related issuance costs associated with the HCR Agreement. There was no non-cash interest expense on liability recognized during the years ended December 31, 2022 and 2021 as the HCR Agreement was entered into in November 2023 (see “Royalty Purchase and Sale Agreement” above).

Benefit from Income Taxes

We opted not to exchange our R&D tax credit for the year ended December 31, 2023, and were not eligible to exchange our R&D tax credit for cash during the years ended December 31, 2022 and 2021, therefore there was no benefit from income taxes for each of the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, we recorded $0.7 million within income tax receivable which related to the 2020 R&D credit.

We recognized a full valuation allowance against deferred tax assets at December 31, 2023, 2022 and 2021. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for years ended December 31, 2023, 2022 and 2021.

Cash Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, third-party clinical R&D services, clinical costs related to the oral difelikefalin program, and compensation and related expenses.

As of December 31, 2023, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements (amounts in thousands)
	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligation(1)	$14,371	$108	$1,298	$1,330	$1,363	$1,398	$8,874
Manufacturing purchase obligations(2)	1,325	1,325	—	—	—	—	—
Other obligations(3)	1,908	408	—	—	—	—	1,500
Total	$17,604	$1,841	$1,298	$1,330	$1,363	$1,398	$10,374
(1)	Operating lease obligations in 2024 and beyond relate to our new Stamford operating lease entered into in May 2023 for our new principal office, for which rent payments are expected to begin in late 2024. See Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our operating lease obligation.
(2)	Based on our MSA with Patheon that we entered into in July 2019, we have a purchase capacity reservation through December 31, 2024. In December 2023, we entered into an agreement with Patheon to reimburse Patheon approximately $1.7 million for forecasted manufacturing commitments that were no longer needed due to the reduced demand expectations of KORSUVA in the United States and was recorded within accounts payable and accrued expenses on our Consolidated Balance Sheet as of December 31, 2023. In the event the purchase capacity reservation is not met in 2024, it will rollover into 2025. We expect a portion of this capacity reservation will be reimbursed in accordance with the supply agreement with CSL Vifor. See Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We are required to maintain a stand-by letter of credit as a security deposit for our previous lease and a new lease in May 2023 for our new principal office. The letter of credit for the previous lease for $408 became unrestricted in January 2024. See Note 8 of Notes to Consolidated Financial Statements, Restricted Cash, in this Annual Report on Form 10-K for details about our letters of credit associated with our previous lease and new lease for our principal office in Stamford, Connecticut.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future potential payments that were considered cash requirements in the table above as of December 31, 2023. We did not make any milestone payments to Enteris during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, we made milestone payments of $5.0 million and $15.0 million, respectively, to Enteris. See Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our Enteris License Agreement.

During the fourth quarter of 2023, we, through our wholly-owned subsidiary Cara Royalty Sub, entered into the HCR Agreement with HCR pursuant to which Cara Royalty Sub sold to HCR certain of its rights to the Royalties, due and payable to Cara Royalty Sub (as our assignee) under our agreements with CSL Vifor and Maruishi, in exchange for up to $40.0 million. We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin. These future payments to HCR were not included in the table above since the amounts and timing of royalty and milestone payments received under the agreements with CSL Vifor and Maruishi could change in the future as they are subject to CSL Vifor’s and Maruishi’s commercialization efforts (see “Royalty Purchase and Sale Agreement” above).

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $118.5 million, $85.5 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $684.7 million. We expect to continue to incur significant expenses and operating and net losses in the foreseeable future, as we develop and seek marketing approval for oral difelikefalin in NP. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and the future sales of KORSUVA.

We anticipate that our expenses will be focused on:

●	the continued development of oral difelikefalin for chronic pruritus associated with NP;
●	the potential regulatory approvals for any product candidates that successfully complete clinical trials;
●	potentially establishing a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval; and

●	maintaining, expanding, and protecting our global intellectual property portfolio.

The successful development of our product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of oral difelikefalin in NP. We are also unable to predict when, if ever, we will generate any further material net cash inflows from difelikefalin. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	successful enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidate;
●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
●	achieving meaningful penetration in the markets which we seek to serve; and
●	obtaining adequate coverage or reimbursement by third parties, such as commercial payers and government healthcare programs, including Medicare and Medicaid.

A change in the outcome of any of these variables with respect to the development of oral difelikefalin or any of our future product candidates would significantly change the costs and timing associated with the development of that product candidate. Further, the timing of any of the above may be impacted by public pandemics or future global health crises, introducing additional uncertainty.

Our product candidate is still in clinical development and since the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing licensing and collaboration agreements with CSL Vifor, Maruishi and CKDP.

We will require additional capital beyond our current balances of cash and cash equivalents and available-for-sale marketable securities and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide, including impacts from public pandemics or future global health crises, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan, and government actions implemented as a result of either of the foregoing, high rates of inflation, rising interest rates, uncertainty and liquidity concerns in the broader financial services industry, such as those caused by certain recent banking failures, and a potential recession in the United States. If we are not able to do so, we could be required to postpone, scale back or eliminate some, or all, of these objectives. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $942.3 million to fund our operations, including (1) net proceeds of $447.4 million from the sale of shares of our common stock in five public offerings, including our initial public offering and shares issued under our open market sales agreement in 2023; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $258.1 million under our license and supply agreements (including commercial supply sales and royalty payments), primarily with CSL Vifor, Maruishi, CKDP, and an earlier product candidate for which development efforts ceased in 2007; (4) our share of the profit generated by KORSUVA injection sales of $29.0 million; (5) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with CSL Vifor; and (6) net proceeds of $36.5 million from the sale of future ex U.S. royalties and milestones to HCR under our agreements with CSL Vifor and Maruishi (see Note 13 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10-K).

During the fourth quarter of 2023, we, through our wholly-owned subsidiary Cara Royalty Sub, entered into the HCR Agreement with HCR pursuant to which Cara Royalty Sub sold to HCR certain of its rights to receive the Royalties, due and payable to Cara Royalty Sub (as our assignee) under the Covered License Agreements, in exchange for up to $40.0 million. We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Cara Royalty Sub received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, we received an additional $20.0 million, less certain advisory fees, upon satisfying the milestone event for pricing for Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

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

On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering pursuant to the Shelf Registration statement. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the year ended December 31, 2023, 386,881 shares were sold under the Sales Agreement and the Company received net proceeds of $1.1 million. During the year ended December 31, 2022, no shares were sold under the Sales Agreement.

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

Under our agreement with CSL Vifor for the commercialization of KORSUVA injection, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million from CSL Vifor upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from CSL Vifor in exchange for the issuance of 3,282,391 shares of our common stock to CSL Vifor as a result of the regulatory approval of KORSUVA injection in August 2021. To date, we have received $50.0 million of regulatory milestones from CSL Vifor under this agreement.

Under a separate agreement with CSL Vifor, we are eligible to receive commercial milestone payments in the aggregate of up to $440.0 million, all of which are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales of difelikefalin injection in the licensed territories. In June 2022, we received a $15.0 million milestone payment from CSL Vifor as a result of the regulatory approval of Kapruvia by the European Commission in April 2022. In October 2021, we received a $15.0 million milestone payment from CSL Vifor as a result of the regulatory approval of KORSUVA injection in August 2021. To date, we have received $30.0 million of regulatory milestones from CSL Vifor. During the fourth quarter of 2023, we entered into the HCR Agreement where we sold our future royalties and milestone payments under this agreement to HCR (see “Royalty Purchase and Sale Agreement” above).

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing difelikefalin in Japan, if any, and share in any sub-license fees. In May 2021, we received a $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan in January 2021. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, we earned a $2.0 million milestone payment ($1.4 million after contractual foreign currency exchange adjustments) per the terms of the licensing agreement. To date, we have received $6.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestone from Maruishi. During the fourth quarter of 2023, we entered into the HCR Agreement where we sold our future royalties and milestone payments to HCR (see “Royalty Purchase and Sale Agreement” above).

Under the CKDP Agreement, we are potentially eligible to earn up to an aggregate of $2.3 million in clinical development milestones and $1.5 million in regulatory milestones, before South Korean withholding tax, as well as tiered royalties with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees. To date, $2.3 million (before South Korean withholding tax) of development and regulatory milestones have been received under the CKDP Agreement.

In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment adjustment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. The anticipated unfavorable CMS reimbursement codified in the final CY2024 rule resulted in a lack of sequential revenues growth for KORSUVA injection since its launch. As a result, we expect no meaningful revenue contribution from KORSUVA injection post its TDAPA expiration.

Our ability to earn these payments and their timing is dependent upon the outcome of oral difelikefalin development activities and successful commercialization of KORSUVA injection/Kapruvia. However, our receipt of any further such amounts is uncertain at this time and we may never receive any more of these amounts.

Outlook

After taking into account our strategic prioritization and reduction in workforce, we expect that our current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund our currently anticipated operating plan into 2026. Our anticipated operating expenses include contractually committed costs as well as non-contractually committed clinical trial costs for trials that may be delayed or not initiated and other non-committed controllable costs. Because the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain, it is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	Dollar amounts in thousands
Net cash used in operating activities	$(92,078)	$(78,730)	$(60,087)
Net cash provided by (used in) investing activities	43,461	128,707	(4,751)
Net cash provided by financing activities	38,151	311	46,608
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,466)	$50,288	$(18,230)

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2023 consisted primarily of a net loss of $118.5 million, partially offset by a $16.3 million cash inflow from net non-cash charges and a $10.2 million cash inflow from net changes in operating assets and liabilities. Net non-cash charges primarily consisted of stock-based compensation expense of $13.7 million, and the noncash lease expense of $2.1 million relating to our current and former Stamford operating leases. The change in operating assets and liabilities primarily consisted of cash inflows from a decrease in prepaid expenses of $8.1 million, primarily related to prepaid clinical costs, an increase in accounts payable and accrued expenses of $3.3 million due to increased expenses in the period, and an $0.8 million reimbursement of a lease incentive under our new lease agreement that we entered into in May 2023, partially offset by a cash outflow of $1.9 million relating to operating lease liabilities associated with former lease agreements for our former operating facility in Stamford, Connecticut.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $43.5 million for the year ended December 31, 2023, which primarily included cash inflows of $159.4 million from maturities and redemptions of available-for-sale marketable securities, partially offset by cash outflows of $113.6 million for the purchases of available-for-sale marketable securities and $2.4 million for the purchases of property and equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2023 consisted of net proceeds of $36.5 million from the HCR Agreement, net proceeds of $1.1 million from the sales of common stock under our open market sales agreement, and proceeds of $0.6 million received from the exercise of stock options.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of financial condition and results of operations require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our financial statements.

We define our critical accounting estimates as those subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply U.S. GAAP.

Liabilities Related to the Sales of Royalties/Milestones and Non-Cash Interest Expense

We recognized a liability related to the sales of future ex U.S. royalties and milestones under our agreements with Maruishi and CSL Vifor under ASC 470-10: Debt and ASC 835-30: Interest – Imputation of Interest. The initial funds received by us in November 2023 and the first milestone received by us in December 2023 pursuant to the terms of the HCR Agreement were recorded as a liability and will be accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the HCR Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid, solely using future royalty and milestone payments from CSL Vifor and Maruishi.

We estimated the total amount of future royalty revenue and milestone payments to be generated over the life of the HCR Agreement based on estimates and projections from CSL Vifor and Maruishi. We considered this to be a critical accounting estimate because these future royalties and milestone payments are subject to estimation and uncertainty as we are dependent on CSL Vifor and Maruishi for timely and accurate information regarding future projections. A significant increase or decrease in these estimates could materially impact the liability balance and the related non-cash interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

Accounting Pronouncements Recently Adopted; Recent Accounting Pronouncements Not Yet Adopted

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements. Refer to Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K, for a full description of accounting pronouncements recently adopted, and issued but not yet adopted, if applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Historically, we have invested substantially all of our cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. See Note 3 of Notes to Consolidated Financial Statements, Available-for-Sale Marketable Securities, in this Annual Report on Form 10-K for details about our available-for-sale marketable securities.

As of December 31, 2023, we had invested $49.0 million of our cash reserves in such marketable securities. Those marketable securities included $49.0 million of investment grade debt instruments with a yield of approximately 4.41% and maturities through November 2024. As of December 31, 2022, we had invested $93.0 million of our cash reserves in such marketable securities. Those marketable securities included $93.0 million of investment grade debt instruments with a yield of approximately 2.01% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of December 31, 2023 and 2022, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. As of December 31, 2023 and 2022, the aggregate unrealized losses on our available-for-sale marketable securities were $0.3 million and $1.7 million, respectively. For the years end December 31, 2023, 2022 and 2021, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Notes 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies – Concentration of Credit Risk and Marketable Securities, and Note 3 of Notes to Consolidated Financial Statements, Available-for-Sale Marketable Securities, in this Annual Report on Form 10-K for further discussion and applicable tabular presentations.

As of December 31, 2023 and 2022, we had accounts receivable, net – related party from CSL Vifor of $2.8 million and $3.3 million, respectively, primarily for our share of the profit generated by KORSUVA injection sales and commercial supply revenues, and payments for ex U.S. royalties from CSL Vifor. We also had a receivable for $0.4 million for Japan royalties/milestones owed to us from Maruishi which was included within other receivables as of December 31, 2023. We believe that credit risks associated with CSL Vifor and Maruishi are not significant. We review the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. We had an insignificant allowance for credit losses as of December 31, 2023 and 2022. Refer to Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies – Concentration of Credit Risk and Accounts Receivable, Net – Related Party.

Item 8. Financial Statements and Supplementary Data.

Cara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cara Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Royalty Financing Obligation

Description of the Matter

As discussed in Note 10 to the financial statements, on November 1, 2023, the Company entered into a Royalty Purchase and Sale Agreement (“royalty financing obligation”) with a third party, pursuant to which the Company sold certain of its rights to receive royalty and milestone payments in exchange for up to $40.0 million. The Company received initial upfront proceeds of $17.5 million, less certain expenses, followed by a $20.0 million milestone payment prior to December 31, 2023, based on conditions met per the agreement. The Company will repay the lender at a multiple of the initial proceeds received, which may vary based on timing and amount of cash flows received from its licensing partners. The Company determined that the royalty financing should be treated as a financing arrangement under ASC 470 classified as a liability.

Auditing the Company’s accounting for the royalty financing obligation was complex due to the judgment that was required in determining the balance sheet classification of the royalty financing obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risk of material misstatement, including controls over management’s review of the terms and conditions of the royalty financing obligation agreement and the related accounting treatment.

To audit the Company’s accounting related to the royalty financing, we evaluated the terms of the royalty financing obligation and the interpretation of the related accounting guidance to determine sale vs. financing and other underlying accounting conclusions. To test the initial classification of the royalty financing obligation, we performed audit procedures that included, among others, inspecting the agreements in order to evaluate the completeness and accuracy of contract terms included in the Company’s technical accounting analysis and testing management’s application of relevant accounting guidance, including balance sheet classification and disclosures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Stamford, Connecticut

March 6, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cara Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cara Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

March 6, 2024

CARA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$51,775	$63,741
Marketable securities	48,983	81,658
Accounts receivable, net - related party	2,765	3,260
Inventory, net	2,821	2,383
Income tax receivable	697	697
Other receivables	555	496
Prepaid expenses	8,154	16,267
Restricted cash	408	408
Total current assets	116,158	168,910
Operating lease right-of-use assets	4,864	1,551
Marketable securities, non-current	—	11,350
Property and equipment, net	3,322	426
Restricted cash, non-current	1,500	—
Total assets	$125,844	$182,237
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,592	$21,540
Operating lease liabilities, current	—	1,918
Total current liabilities	25,592	23,458

Liability related to sales of future royalties and milestones, net	37,079	—
Operating lease liabilities, non-current	6,088	—
Total liabilities	68,759	23,458
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2023 and December 31, 2022, zero shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2023 and December 31, 2022, 54,480,704 shares and 53,797,341 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	54	53
Additional paid-in capital	742,036	726,630
Accumulated deficit	(684,745)	(566,232)
Accumulated other comprehensive loss	(260)	(1,672)
Total stockholders’ equity	57,085	158,779
Total liabilities and stockholders’ equity	$125,844	$182,237

See Notes to Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Collaborative revenue	$12,936	$16,572	$706
Commercial supply revenue	5,843	10,223	701
License and milestone fees	910	15,000	21,223
Royalty revenue	415	72	—
Clinical compound revenue	165	—	398
Other revenue	699	—	—
Total revenue	20,968	41,867	23,028
Operating expenses:
Cost of goods sold	6,174	7,266	—
Research and development	108,510	91,879	82,701
General and administrative	27,779	30,257	29,410
Total operating expenses	142,463	129,402	112,111
Operating loss	(121,495)	(87,535)	(89,083)
Other income, net	3,586	2,061	642
Non-cash interest expense on liability related to sales of future royalties and milestones	(604)	—	—
Net loss	$(118,513)	$(85,474)	$(88,441)
Net loss per share:
Basic and Diluted	$(2.19)	$(1.59)	$(1.74)
Weighted average shares:
Basic and Diluted	54,149,059	53,653,564	50,718,765
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	1,412	(1,314)	(431)
Total comprehensive loss	$(117,101)	$(86,788)	$(88,872)

See Notes to Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	49,872,213	$50	$641,195	$(392,317)	$73	$249,001
Sale of common stock under license agreement with Vifor International ($15.23 per share)	3,282,391	3	44,966	—	—	44,969
Stock-based compensation expense	—	—	17,850	—	—	17,850
Shares issued upon exercise of stock options	136,787	—	1,639	—	—	1,639
Shares issued upon vesting of restricted stock units	189,421	—	2,935	—	—	2,935
Net loss	—	—	—	(88,441)	—	(88,441)
Other comprehensive loss	—	—	—	—	(431)	(431)
Balance at December 31, 2021	53,480,812	$53	$708,585	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	14,345	—	—	14,345
Shares issued upon exercise of stock options	48,307	—	311	—	—	311
Shares issued upon vesting of restricted stock units	268,222	—	3,389	—	—	3,389
Net loss	—	—	—	(85,474)	—	(85,474)
Other comprehensive loss	—	—	—	—	(1,314)	(1,314)
Balance at December 31, 2022	53,797,341	$53	$726,630	$(566,232)	$(1,672)	$158,779
Net proceeds from sales of common stock under open market sales agreement	386,881	—	1,117	—	—	1,117
Stock-based compensation expense	—	—	12,710	—	—	12,710
Shares issued upon exercise of stock options	93,218	1	559	—	—	560
Shares issued upon vesting of restricted stock units	203,264	—	1,020	—	—	1,020
Net loss	—	—	—	(118,513)	—	(118,513)
Other comprehensive income	—	—	—	—	1,412	1,412
Balance at December 31, 2023	54,480,704	$54	$742,036	$(684,745)	$(260)	$57,085

See Notes to Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(118,513)	$(85,474)	$(88,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,730	17,734	20,785
Non-cash interest expense on liability related to sales of future royalties and milestones, net of issuance costs accretion	604	—	—
Depreciation and amortization	259	248	248
Noncash lease expense	2,075	1,422	1,306
(Accretion)/amortization of available-for-sale marketable securities, net	(400)	264	861
Realized gain on sale of available-for-sale marketable securities	—	—	(39)
Realized gain on sale of property and equipment	—	—	(70)
Changes in operating assets and liabilities:
Accounts receivable, net - related party	495	(3,260)	—
Inventory, net	(438)	201	(2,584)
Income tax receivable	—	—	810
Other receivables	(59)	(41)	102
Prepaid expenses	8,113	(13,748)	9,557
Accounts payable and accrued expenses	3,275	5,679	(1,020)
Operating lease liabilities	(1,918)	(1,755)	(1,602)
Reimbursement of lease incentive	807	—	—
Other	(108)	—	—
Net cash used in operating activities	(92,078)	(78,730)	(60,087)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	155,441	220,435	173,484
Proceeds from redemptions of available-for-sale marketable securities, at par	4,000	4,000	20,500
Proceeds from sale of available-for-sale marketable securities	—	—	10,029
Purchases of available-for-sale marketable securities	(113,605)	(95,685)	(208,795)
Purchases of property and equipment	(2,375)	(43)	(39)
Proceeds from sale of property and equipment	—	—	70
Net cash provided by (used in) investing activities	43,461	128,707	(4,751)
Financing activities
Proceeds from royalty purchase and sale agreement, net of $1.0 million of issuance costs	36,474	—	—
Net proceeds from sales of common stock under open market sales agreement	1,117	—	—
Proceeds from the exercise of stock options	560	311	1,639
Proceeds from the sale of common stock under license agreement with Vifor International	—	—	44,969
Net cash provided by financing activities	38,151	311	46,608
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,466)	50,288	(18,230)
Cash, cash equivalents and restricted cash at beginning of period	64,149	13,861	32,091
Cash, cash equivalents and restricted cash at end of period	$53,683	$64,149	$13,861
Noncash investing and financing activities
Accrual for leasehold improvements	$778	$—	$—

See Notes to Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. Business

Cara Therapeutics, Inc., or the Company, is a development-stage biopharmaceutical corporation formed on July 2, 2004. The Company is leading a new treatment paradigm to improve the lives of patients suffering from pruritus. The Company’s primary activities to date have been organizing and staffing the Company, developing its lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates, and raising capital.

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

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approved Kapruvia for use in all member states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the United Kingdom in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, and Finland have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the United Arab Emirates, Kuwait, Israel, and Japan under the brand name KORSUVA in January 2023, May 2023, June 2023, and September 2023, respectively. The Company expects additional approvals and commercial launches over the next 12-18 months. On November 1, 2023, the Company entered into a Purchase and Sale Agreement, or the HCR Agreement, with HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P., or collectively HCR, where HCR will receive future royalty and milestone payments for Kapruvia and KORSUVA (ex U.S. only) up to certain capped amounts in exchange for certain payments to the Company (see Note 10, Royalty Purchase and Sale Agreement).

In 2018, the Company entered into a licensing and collaboration agreement with a joint venture between Vifor Pharma Group and Fresenius Medical Care Renal Pharmaceutical Ltd., or Vifor Fresenius Medical Care Renal Pharma Ltd., that provides full commercialization rights of Kapruvia, and where applicable KORSUVA, to Vifor Fresenius Medical Care Renal Pharma Ltd. worldwide (excluding the United States, Japan, and South Korea). In 2020, the Company entered into a second licensing and collaboration agreement, along with stock purchase agreements, with Vifor (International) Ltd., or Vifor International, that provides full commercialization rights of KORSUVA injection to Vifor International in dialysis clinics in the United States under a profit-sharing arrangement (see Note 13, Collaboration and Licensing Agreements).

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company also has a license agreement with Maruishi Pharmaceutical Co. Ltd., or Maruishi, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing difelikefalin for acute pain and/or uremic pruritus in Japan. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, the Company earned a $1,449 milestone payment per the terms of the licensing agreement (see Note 13, Collaboration and Licensing Agreements and Note 14, Revenue Recognition). On November 1, 2023, the Company entered into the HCR Agreement where HCR will receive future royalty and milestone payments for KORSUVA (Japan) up to certain capped amounts in exchange for certain payments to the Company (see Note 10, Royalty Purchase and Sale Agreement).

As of December 31, 2023, the Company has raised aggregate net proceeds of approximately $520,700 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, the issuance of common stock pursuant to its open market sales agreement with Jefferies LLC as sales agent, or the Sales Agreement, in 2023 and the issuance of convertible preferred stock and debt prior to the IPO. Including profit share revenue and royalties, the Company has also earned approximately $287,000 under its license and supply agreements for difelikefalin, primarily with CSL Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Under the terms of the HCR Agreement, the Company received net proceeds of $36,474 for the sale of future ex U.S. royalties and milestones under Vifor Agreement No. 2 and the Maruishi Agreement in November and December 2023. In October 2021, the Company received net proceeds of $44,969 from the issuance and sale of 3,282,391 shares of the Company’s common stock to Vifor International in connection with U.S. regulatory approval for KORSUVA injection in August 2021. Additionally, in October 2020, the Company received net proceeds of $38,449 from the issuance and sale of 2,939,552 shares of the Company’s common stock to Vifor International in connection with the Company’s license agreement with Vifor International. Furthermore, in May 2018, the Company received net proceeds of $14,556 from the issuance and sale of 1,174,827 shares of the Company’s common stock to Vifor International in connection with the Company’s license agreement with CSL Vifor (see Notes 11, Stockholders’ Equity and 13, Collaboration and Licensing Agreements).

As of December 31, 2023, the Company had unrestricted cash and cash equivalents and marketable securities of $100,758 and an accumulated deficit of $684,745. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $118,513, $85,474, and $88,441 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had net cash used in operating activities of $92,078, $78,730, and $60,087 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company is subject to risks common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other government regulations. If the Company does not successfully develop and commercialize its other product candidate, it will be unable to generate additional recurring product revenue or achieve profitability.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the results of the financial operations of Cara Therapeutics, Inc. and its wholly-owned subsidiary, Cara Royalty Sub, LLC, or Cara Royalty Sub, a Delaware limited liability company which was formed in November 2023 for the purpose of the transactions contemplated by the HCR

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Agreement described in Note 10, Royalty Purchase and Sale Agreement. All intercompany balances and transactions have been eliminated.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy, the amount and periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments and future ex U.S. royalties and milestones projected in relation to the HCR Agreement, related party accounts receivable reserve, as applicable, inventory valuation and related reserves, research and development, or R&D, clinical costs and accrued research projects included in prepaid expenses and accounts payable and accrued expenses, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

The impact from global economic conditions and potential and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide are highly uncertain and cannot be predicted, including impacts from public pandemics or future global health crises, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan, and government actions implemented as a result of either of the foregoing, high rates of inflation, rising interest rates, uncertainty and liquidity concerns in the broader financial services industry, such as those caused by certain recent banking failures, and a potential recession in the United States. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The percentages of revenue recognized from license agreement partners of the Company in the years ended December 31, 2023, 2022 and 2021 are included in the following table:

	Revenue
	Year Ended December 31,
	2023	2022	2021
License Agreement Partner:
CSL Vifor*	92%	100%	92%

______________

* Includes amounts earned from Vifor Fresenius Medical Care Renal Pharma Ltd. and Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

For the years ended December 31, 2023, 2022 and 2021, no additional license agreement partners or customers accounted for more than 10% of the Company’s revenue.

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

Marketable Securities

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security. The Company’s investments in marketable securities, historically including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper, and municipal bonds are highly rated by Moody’s and S&P and have maturities of less than one year as of December 31, 2023. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated.

The Company reviews each of its available-for-sale marketable securities for unrealized losses (declines in fair value below its amortized cost basis) at each balance sheet date presented in its consolidated financial statements and whenever events or changes in circumstances indicate that the amortized cost basis of an asset may not be recoverable. The Company determines whether any portion of the unrealized loss for any available-for-sale debt security is due to a credit loss, and if so, measures the amount of the credit loss.

The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is impaired could change in the future due to new developments or changes in assumptions related to any particular security. If material qualitative factors indicate that a credit loss has occurred, the Company will determine the magnitude of that credit loss using a discounted cash flow model or other quantitative method.

If the Company intends to sell the security or it is “more likely than not” that the Company will be forced to sell the security before recovery of the amortized cost of the security, the entire unrealized loss is deemed to be a credit loss, which is recognized in net loss. Otherwise, the portion of the unrealized loss that is due to a credit loss will be recorded as an allowance for credit loss, which will offset the balance of marketable securities and as credit loss expense within other income, net. The portion of the unrealized loss that is not due to a credit loss as well as all unrealized gains will be recorded in Accumulated Other Comprehensive (Loss) Income (see Note 3, Available-for-Sale Marketable Securities, and Note 12, Fair Value Measurements).

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

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks.

The Company’s financial instruments consist of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities, and liability related to the sales of future royalties and milestones. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. The fair value of the liability related to the sales of future royalties and milestones approximates the carrying value due to the short period of time that has elapsed from the origination date. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

The valuation techniques used by the Company are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, historically including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and municipal bonds, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2023 or December 31, 2022.

Accounts Receivable, Net – Related Party

Accounts receivable, net – related party primarily consists of amounts due from sales of KORSUVA injection under the Company’s supply agreements with CSL Vifor, as well as revenues earned from its share of the profit generated from KORSUVA injection sales in the United States under the licensing agreements with CSL Vifor and royalty payments to the Company under Vifor Agreement No. 2. The Company does not obtain collateral for its accounts receivable.

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company believes that credit risk associated with its licensing partners, CSL Vifor and Maruishi, is not significant. The Company reviews the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. The Company had an insignificant allowance for credit losses as of December 31, 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Inventory, net

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using first-in, first-out, or FIFO, method.

The Company capitalizes inventory costs associated with the Company’s products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. As KORSUVA injection is the Company’s first commercial product and probability could not be established prior to regulatory approval on August 23, 2021, all inventory costs prior to regulatory approval were expensed as incurred.

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

Property and Equipment, net

Property and equipment (consisting of computer and office equipment, furniture and fixtures and leasehold improvements) are stated at cost, net of accumulated depreciation and amortization of leasehold improvements. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Leasehold improvements also include leasehold improvements in process which relate to leasehold improvements not yet completed for our new principal office. Amortization of leasehold improvements in process begins when the improvements are completed and transferred to leasehold improvements.

Asset Category	Useful Lives
Computer and office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	lesser of useful life of asset or life of lease (Stamford - 11 years)

The Company reviews the recorded values of property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

Leases

The Company has one lease, a new lease agreement in May 2023 for new principal office space in Stamford, Connecticut, or the New Lease, which is included in operating lease-right of use assets, or ROU assets, operating lease liabilities – current and operating lease liabilities – non-current as of December 31, 2023. The Company had two leases, a lease agreement for previous office space, or the Stamford Lease, and an amendment to the Stamford Lease to add additional office space, or the Lease Amendment, which was included in ROU assets and operating lease liabilities –

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

current as of December 31, 2022. Both the Stamford Lease and Lease Amendment were not renewed and, as a result, terminated in December 2023 (see Note 19, Commitments and Contingencies: Leases).

In general, the Company determines if a contract, at its inception, is a lease or contains a lease based on whether the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, the Company assesses whether, throughout the period of use, it has both the right to obtain substantially all of the economic benefits from use of the identified asset, and the right to direct the use of the identified asset. Both of these criteria were met by the Stamford Lease, the Lease Amendment, and the New Lease.

The Company accounted for the terms and conditions of the Lease Amendment as a lease modification because it granted an additional right-of-use to an underlying asset (the new additional space). A lease modification can result in either a new lease that is accounted for separately from the original lease or as a single modified lease. The Lease Amendment was accounted for separately from the original Stamford Lease because the Lease Amendment granted the right-of-use to additional space and the price of the additional right-of-use was commensurate with its standalone price as no discounts were provided to the Company. Furthermore, there were no material changes to the original Stamford Lease.

The Stamford Lease, the Lease Amendment and the New Lease contained both a lease and non-lease component which were accounted for separately. The Company allocated the consideration to the lease and the non-lease component on a relative standalone price basis.

Since the Stamford Lease and Lease Amendment did not provide an implicit interest rate, the Company used an annual incremental borrowing rate of 7% for each, which is based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the Stamford Lease and the Lease Amendment. Similarly, since the New Lease also did not provide an implicit interest rate, the Company used an incremental borrowing rate equal to the 3-month Secured Overnight Financing Rate, or SOFR, plus 7.75% per annum subject to a 3-month SOFR floor of 2.75%, which was based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the New Lease, or 12.83%.

The Company determines the amount of the operating lease liability for its leases based on the present value of the future minimum lease payments over the term of the lease. The amount of the operating lease ROU asset is equal to the amount of the lease liability, less accrued rent and lease incentives received from the landlord. There were no lease incentives identified in the Stamford Lease and the Lease Amendment, but lease incentives were identified in the New Lease which reduced the initial ROU asset for the New Lease. Initial direct costs were deemed to be immaterial for all of the Company’s leases. During the term of the lease, interest expense is calculated using the effective interest method and the ROU asset is amortized on a straight-line basis over the lease term, and both are recorded as lease expense.

Liability Related to the Sales of Future Royalties and Milestones, Net

The Company recognizes a liability related to the sales of future royalties and milestones under ASC 470-10: Debt and ASC 835-30: Interest – Imputation of Interest. The initial funds received by the Company pursuant to the terms of the HCR Agreement were recorded as a liability and will be accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the HCR Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. The Company estimated the total amount of future royalty revenue and milestone payments to be generated over the life of the HCR Agreement based on estimates and projections from CSL Vifor and Maruishi, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty and milestone

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

payments is materially different from the original estimates, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records revenue transactions as net product revenue if it is deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that the Company is not the primary obligor and does not have the inventory risks in the license agreement with CSL Vifor, it records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis and presents the settlement payments from CSL Vifor as collaborative revenue. The Company and CSL Vifor settle the profit sharing quarterly (see Note 13, Collaboration and Licensing Agreements).

Collaborative revenue also includes milestone payments associated with the Company’s license agreement with Maruishi. Upfront and milestone payments associated with the license agreement with Maruishi are allocated between license and milestone fees and collaborative revenue based on the relative standalone selling prices determined at contract inception that were allocated to the R&D services performance obligation (see Note 14, Revenue Recognition).

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

License and Milestone Fees

License and milestone fees include upfront and milestone payments associated with the Company’s license agreements with CSL Vifor, Maruishi and CKDP. All upfront and milestone payments associated with the license agreements with CSL Vifor and CKDP are recognized as license and milestone fees since they contain only one performance obligation. Upfront and milestone payments associated with the license agreement with Maruishi are allocated between license and milestone fees and collaborative revenue based on the relative standalone selling prices determined at contract inception (see Note 14, Revenue Recognition).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Royalty Revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved. Beginning on October 1, 2023, royalty revenue will no longer be recognized until the Company has fulfilled its obligations under the HCR Agreement (see Note 10, Royalty Purchase and Sale Agreement).

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

Other Revenue

Other revenue includes the royalty and milestone payments earned under Vifor Agreement No. 2 and the Maruishi Agreement in conjunction with ex-U.S. sales of KORSUVA/Kapruvia in the fourth quarter of 2023. This non-cash revenue will continue to be recorded until the Company has fulfilled its obligations under HCR Agreement.

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

Research and Development (R&D) Expenses

R&D costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, compensation and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using clinical research organizations, or CROs, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. The amount of clinical trial expense recognized in any period varies depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs, facility-related costs and stock-based compensation for R&D personnel. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2023 and 2022, the Company recorded $7,245 and $15,188 as prepaid R&D expense, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

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

As noted in Note 13, Collaboration and Licensing Agreements, the Company’s license agreement with CSL Vifor provides full commercialization rights of KORSUVA injection to CSL Vifor under a profit-sharing arrangement. Under this profit-sharing arrangement, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, the Company will pay a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee will be deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement.

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

The Company’s common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in the Company’s stock price to below the exercise prices of awards and blackout periods during which exercises are not allowed, among others. Therefore, the Company believes that as of December 31, 2023, it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of stock options granted is determined using the average of the vesting period and term (6.25 years), an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

as accretion of discounts/amortization of premiums on purchases of marketable securities. In the event the Company records a credit loss expense on its available-for-sale debt securities, those expenses would be offset against other income.

Non-Cash Interest Expense on Liability Related to Sales of Future Royalties and Milestones

Non-cash interest expense on liability related to sales of future royalties and milestones consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs.

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

There were no material uncertain tax positions taken as of December 31, 2023 and 2022. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options and restricted stock units, which are included under the treasury stock method when dilutive. For each of the years ended December 31, 2023, 2022 and 2021, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would have been anti-dilutive due to the Company’s net losses for those periods.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Accounting Pronouncements Recently Issued

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which applies to all entities subject to income taxes. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is intended to provide more detailed income tax disclosures. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. ASU 2023-09 will be applied on a prospective basis with the option to apply the standard retrospectively. The Company expects to adopt ASU 2023-09 on January 1, 2025, and it does not expect the adoption to have a material effect on its results of operations, financial position, and cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which expands the disclosures for reportable segments made by public entities. These amendments within ASU 2023-07 retain the existing disclosure requirements in ASC 280 and expand upon them to require public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods, as well as items that were previously disclosed only annually on an interim basis, including disclosures related to a reportable segment’s profit or loss and assets. In addition, entities with a single reportable segment must provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments do not change the existing guidance on how a public entity identifies and determines its reportable segments. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are effective for annual periods for all public entities in fiscal years beginning after December 15, 2023, and in interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt ASU 2023-07 on January 1, 2024, and it does not expect the adoption to have a material effect on its results of operations, financial position, and cash flows.

3. Available-for-Sale Marketable Securities

As of December 31, 2023 and 2022, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions (corporate bonds). As of December 31, 2022, the Company’s available-for-sale marketable securities also consisted of debt securities issued by investment grade institutions (commercial paper) and municipal bonds.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2023 and 2022:

As of December 31, 2023

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$37,243	$3	$—	$37,246
U.S. government agency obligations	7,500	—	(262)	7,238
Corporate bonds	4,500	—	(1)	4,499
Total available-for-sale marketable securities	$49,243	$3	$(263)	$48,983

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022:

As of December 31, 2023

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$7,238	$(262)	$7,238	$(262)
Corporate bonds	—	—	2,000	(1)	2,000	(1)
Total	$—	$—	$9,238	$(263)	$9,238	$(263)

As of December 31, 2022

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$8,877	$(623)	$8,877	$(623)
Corporate bonds	1,470	(26)	33,715	(617)	35,185	(643)
Commercial paper	15,906	(6)	—	—	15,906	(6)
Municipal bonds	982	(16)	19,589	(386)	20,571	(402)
Total	$18,358	$(48)	$62,181	$(1,626)	$80,539	$(1,674)

As of December 31, 2023 and 2022, respectively, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary for the following categories of securities is as follows:

As of December 31, 2023 and 2022, the Company held a total of 3 out of 9 positions and 35 out of 39 positions, respectively, that were in an unrealized loss position, all of which had been in an unrealized loss position for 12 months or greater as of December 31, 2023. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. Treasury securities and U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. Treasury securities and U.S. government agencies were due to changes in

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments before recovery of their amortized cost bases. The Company held 0 out of 5 positions for its U.S. Treasury securities and 2 out of 2 positions for its U.S. government agency obligations, that were in unrealized loss positions as of December 31, 2023.

Corporate bonds. The unrealized losses on the Company’s investments in corporate bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of these investments do not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost bases of these securities on the maturity date. The Company does not intend to sell these investments, and it is not “more likely than not” that the Company will be required to sell these investments, before recovery of their amortized cost bases. The Company held 1 out of 2 positions for its corporate bonds, that were in unrealized loss positions as of December 31, 2023.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of December 31, 2023, the Company’s marketable debt securities mature at various dates through November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of December 31, 2023		As of December 31, 2022
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$49,243	$48,983	$82,678	$81,658
One year to two years	—	—	12,002	11,350
Total	$49,243	$48,983	$94,680	$93,008

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

There were no sales of available-for-sale marketable securities during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company sold certain of its available-for-sale debt securities with a total fair value of $10,029, which resulted in realized gains of $39.

As of December 31, 2023 and 2022, accrued interest receivables on our available-for-sale debt securities were $139 and $489, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

4. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive (loss) income, for the years ended December 31, 2023, 2022 and 2021.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2020	$73
Other comprehensive loss before reclassifications	(392)
Amount reclassified from accumulated other comprehensive income	(39)
Net current period other comprehensive loss	(431)
Balance, December 31, 2021	(358)
Other comprehensive loss before reclassifications	(1,314)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,314)
Balance, December 31, 2022	$(1,672)
Other comprehensive income before reclassifications	1,412
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	1,412
Balance, December 31, 2023	$(260)

Amounts reclassified out of accumulated other comprehensive (loss) income into net loss are determined by specific identification. The reclassifications out of accumulated other comprehensive (loss) income and into net loss were as follows:

				Affected Line Item in the
Component of Accumulated Other	Year Ended December 31,			Consolidated Statements of
Comprehensive Income (Loss)	2023	2022	2021	Comprehensive Loss
Unrealized gains on available-for-sale marketable securities:
Realized gains on sales of securities	$—	$—	$39	Other income, net
Income tax effect	—	—	—	Benefit from income taxes
Realized gains on sales of securities, net of tax	$—	$—	$39

5. Inventory, net

Inventories consist of the following:

	December 31, 2023	December 31, 2022
Raw materials	$2,639	$1,918
Work-in-process	708	499
	3,347	2,417
Less Inventory Reserve for Obsolescence	(526)	(34)
Total	$2,821	$2,383

As of December 31, 2023 and December 31, 2022, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. During the years ended December 31, 2023 and 2022,

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the Company wrote down $526 and $34, respectively, of commercial supply inventory due to obsolescence. There were no write-downs of commercial supply inventory during the year ended December 31, 2021.

6. Prepaid Expenses

As of December 31, 2023, the amount of prepaid expenses was $8,154, consisting of $7,245 of prepaid R&D clinical costs, $492 of prepaid insurance and $417 of other costs. As of December 31, 2022, the amount of prepaid expenses was $16,267, consisting of $15,188 of prepaid R&D clinical costs, $543 of prepaid insurance and $536 of other costs.

7. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2023	2022
Computer and office equipment	$239	$239
Furniture and fixtures	596	330
Leasehold improvements	4,154	1,266
	$4,989	$1,835
Less accumulated depreciation and amortization	(1,667)	(1,409)
Property and equipment, net	$3,322	$426

Leasehold improvements include $2,533 relating to the New Lease entered into in May 2023 that are still in process as of December 31, 2023 and will begin amortization once the improvements are complete. In October and November 2023, the Company determined that $1,755 of these costs qualified for reimbursement as lease incentives, of which $808 had been reimbursed to the Company as of December 31, 2023 (see Note 19, Commitments and Contingencies - Lease (New Corporate Headquarters in May 2023).

Depreciation and amortization expense included in R&D expense and G&A expense was $259, $248 and $248 for the years ended December 31, 2023, 2022 and 2021, respectively.

There were no gains or losses on sales of property and equipment during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company sold laboratory equipment that was fully depreciated, which resulted in gains on sales of property and equipment of $70.

8. Restricted Cash

In May 2023, the Company entered into the New Lease with 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common), or the Landlord, for the lease of 26,374 square feet of office space located at 400 Atlantic Street, Stamford, Connecticut 06901 for its new principal offices. The Company is required to maintain a stand-by letter of credit as a security deposit under the New Lease for its office space in Stamford, Connecticut (refer to Note 19, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letters of credit issued to the landlord by the bank for the New Lease and the previous Stamford Lease. As of December 31, 2023, the restricted cash balance for the New Lease and the Stamford Lease was invested in a commercial money market account.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2023, the Company had $408 of restricted cash related to the Stamford Lease (which was terminated in December 2023 but not yet released) that became unrestricted in January 2024 and $1,500 of restricted cash related to the New Lease in long-term assets. After the first and second anniversaries of the rent commencement date, the face amount of the letter of credit relating to the New Lease can be reduced by $500 each period if the Company is not in default of its lease obligations. As of December 31, 2022, the Company had $408 of restricted cash related to the Stamford Lease in current assets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$51,775	$63,741
Restricted cash, current assets	408	408
Restricted cash, long-term assets	1,500	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$53,683	$64,149

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Accounts payable	$11,583	$9,604
Accrued research projects	4,343	5,200
Accrued compensation and benefits	6,519	5,219
Accrued professional fees and other	3,147	1,517
Total	$25,592	$21,540

10. Royalty Purchase and Sale Agreement

During the fourth quarter of 2023, the Company, through its wholly-owned subsidiary Cara Royalty Sub, LLC, a Delaware limited liability company, or Cara Royalty Sub, entered into the HCR Agreement with HCR, pursuant to which Cara Royalty Sub sold, or agreed to sell, to HCR certain of its rights to receive royalty payments, or the Royalties, due and payable to Cara Royalty Sub (as assignee of the Company) under the Maruishi Agreement and Vifor Agreement No. 2., collectively the Covered License Agreements, in exchange for up to $40,000. The Company has retained all of its right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the HCR Agreement, Cara Royalty Sub received an upfront payment of $16,915 in November 2023, representing the $17,500 to which the Company was initially entitled, net of advisory fees and certain of HCR’s transaction-related expenses which the Company agreed to reimburse. In December 2023, Cara Royalty Sub received an additional payment of $19,770, representing the $20,000 milestone it achieved for Kapruvia (difelikefalin) pricing in Germany being approved above a certain threshold amount per dose, net of advisory fees. There were additional issuance costs of $211 related to the HCR Agreement resulting in aggregate net proceeds of $36,474. An additional $2,500 milestone payment is due to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if not achieved on or prior to December 31, 2029. After the HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub.

Issuance costs pursuant to the HCR Agreement consisting primarily of advisory and legal fees totaled $1,025 including the amount of HCR’s transaction-related expenses that the Company reimbursed. The effective interest rate includes cash flow projections for future royalty and milestone payments, which are sensitive to certain assumptions, including market size, market penetration and sales price, that are forward looking and could be affected by future market conditions.

The following table summarizes the activity of the HCR Agreement (in thousands):

HCR Agreement (including milestone payment received in December 2023)	$37,500
Issuance costs	(1,025)
Non-cash interest expense	604
Balance at December 31, 2023	$37,079

Effective interest rate	22.6%

11. Stockholders’ Equity

The Company’s Board of Directors has authorized 100,000,000 shares of the Company’s common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series. As of December 31, 2023, there were 54,480,704 shares of common stock and no shares of preferred stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

In October 2023, as a result of completion of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate of 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In August 2023, as a result of completion of the vesting period for restricted stock units granted in October 2022, an aggregate of 7,267 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In July 2023, as a result of completion of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate of 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In June 2023, as a result of completion of the final vesting period for restricted stock units granted in December 2021, an aggregate of 26,199 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In June 2023, as a result of the completion of the one-year vesting period, an aggregate of 59,380 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In April 2023, as a result of completion of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate of 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In March 2023, as a result of the completion of the second year of the three-year vesting period for restricted stock units granted in March 2021, an aggregate of 15,999 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In February 2023, as a result of the completion of the first year of the three-year vesting period for restricted stock units granted in February 2022, an aggregate of 42,920 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

Also in February 2023, as a result of the completion of the third year of the three-year vesting period for restricted stock units granted in February 2020, an aggregate of 15,999 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In January 2023, as a result of completion of the quarterly vesting period for restricted stock units granted in October 2021, an aggregate 8,875 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In December 2022, as a result of the achievement of certain performance targets, an aggregate of 26,204 performance-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In October 2022, as a result of the completion of the first year of vesting associated with awards granted to the Company’s new Chief Executive Officer, or CEO, an aggregate of 35,500 restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In September 2022, as a result of the appointment of the Company’s new Chief Financial Officer, or CFO, 7,500 time-based restricted stock units held by the Company’s interim principal financial and accounting officer vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In June 2022, as a result of the accelerated vesting of restricted stock units previously granted to the Company’s former CEO, an aggregate of 33,999 restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In June 2022, as a result of the completion of the one-year vesting period, an aggregate of 43,200 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock. Also in June 2022, the Company granted 11,876 fully vested restricted stock units, which were immediately settled in shares of common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021 (see Note 15, Stock-Based Compensation).

In March 2022, as a result of the achievement of certain performance targets, an aggregate of 37,999 performance-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In March 2022, as a result of the completion of the first year of the three-year vesting period for restricted stock units granted in March 2021 and the full vesting of the second tranche of restricted stock units granted to the new CEO in October 2021, an aggregate of 39,278 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

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

Also in March 2022, the Company entered into the Sales Agreement, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering pursuant to the Shelf Registration Statement. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the year ended December 31, 2023, 386,881 shares were sold under the Sales Agreement and the Company received net proceeds of $1,117.

The Company may offer additional securities under its Shelf Registration Statement from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

In February 2022, as a result of the completion of the second year of the three-year vesting period for restricted stock units granted in February 2020, an aggregate of 32,666 time-based restricted stock units vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In October 2021, the Company issued 3,282,391 shares of its common stock to Vifor International in connection with the milestone earned for the U.S. regulatory approval of KORSUVA injection in August 2021 (see Note 13, Collaboration and Licensing Agreements).

In August 2021, as a result of the achievement of certain performance targets, an aggregate of 44,002 performance-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In June 2021, as a result of the completion of the one-year vesting period, an aggregate of 36,000 restricted stock units of members of the Board of Directors vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In February and March 2021, as a result of the achievement of certain performance targets, an aggregate of 76,750 performance-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

In February 2021, as a result of the completion of the first year of the three-year vesting period, an aggregate of 32,669 time-based restricted stock units of various executive officers vested and were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2023:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$51,775	$51,775	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	37,246	—	37,246	—
U.S. government agency obligations	7,238	—	7,238	—
Corporate bonds	4,499	—	4,499	—
Restricted cash:
Commercial money market account	1,908	1,908	—	—
Total financial assets	$102,666	$53,683	$48,983	$—

Fair value measurement as of December 31, 2022:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$63,741	$63,741	$—	$—
Available-for-sale marketable securities:
U.S. government agency obligations	8,877	—	8,877	—
Corporate bonds	35,185	—	35,185	—
Commercial paper	26,875	—	26,875	—
Municipal bonds	22,071	—	22,071	—
Restricted cash:
Commercial money market account	408	408	—	—
Total financial assets	$157,157	$64,149	$93,008	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2023, 2022 and 2021. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2023 and 2022.

13. Collaboration and Licensing Agreements

Vifor (International) Ltd. (Vifor International)

In October 2020, the Company entered into a license agreement with Vifor International, or Vifor Agreement No. 1, under which the Company granted Vifor International an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize difelikefalin injection for all therapeutic uses

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

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

After U.S. regulatory approval of KORSUVA injection in August 2021, the Company received $50,000 in October 2021 for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represented a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The purchase of the Company’s common stock was governed by a separate stock purchase agreement, or the Vifor Stock Purchase Agreement. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was included as license and milestone fees revenue for accounting purposes (see Note 14, Revenue Recognition – License and Milestone Fees).

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

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

The Company was responsible, at its own cost, to undertake clinical and non-clinical development, or the R&D services. The Company was also responsible to provide all content and subject matter expertise required for registration with the European Medicines Agency, or EMA, in the EU that will be needed by Vifor Fresenius Medical Care Renal Pharma Ltd. for such registration, including participation in regulatory meetings, as needed. CSL Vifor contributed, at its own cost, its clinical development expertise as reasonably useful for such development activities, such as preparing the clinical results that the Company presents to it in a format acceptable to the EMA to obtain marketing approval in the EU.

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

The Company is eligible to receive from Vifor Fresenius Medical Care Renal Pharma Ltd. additional commercial milestone payments in the aggregate of up to $440,000, all of which are sales related. The Company is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. The Company retains full commercialization rights for difelikefalin injection for the treatment of CKD-aP in the United States except in the dialysis clinics of FMCNA, where Vifor

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Fresenius Medical Care Renal Pharma Ltd. promotes difelikefalin injection under a profit-sharing arrangement (as defined in Vifor Agreement No. 2) based on net FMCNA clinic sales (as defined in Vifor Agreement No. 2) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Maruishi Agreement continues until terminated. Either the Company or Maruishi may terminate the Maruishi Agreement for the other party’s breach of the agreement or bankruptcy. Maruishi may terminate the agreement at any time at will. The Company may terminate the agreement as a whole if Maruishi challenges the licensed patent rights, and it may terminate the agreement with respect to any indication if Maruishi discontinues its development activities.

In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, the Company earned a $1,449 milestone payment per the terms of the licensing agreement (see Note 14, Revenue Recognition). In November 2023, the Company entered into an API supply agreement with Maruishi for difelikefalin.

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

The CKDP Agreement continues until CKDP no longer has any obligation to pay the Company royalties on any product. Either the Company or CKDP may terminate the CKDP Agreement for the other party’s breach of the CKDP Agreement or bankruptcy. CKDP may terminate the CKDP Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKDP, or a third party commercializes a product containing a compound identical to difelikefalin without infringing any of the licensed patent rights in South Korea. The Company may terminate the CKDP Agreement if CKDP challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims difelikefalin and CKDP’s sale of products would infringe that patent.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

14. Revenue Recognition

The Company has primarily recognized revenue under its license and collaboration agreements from (1) its share of the profit generated by KORSUVA injection sales in the United States; (2) upfront license fees and milestone payments, including development and regulatory milestones; (3) commercial supply revenue from CSL Vifor; (4) royalty revenue from net sales of Kapruvia; and (5) clinical compound sales from certain license agreements. As of December 31, 2023, the Company has not earned any sales-based milestones under its collaboration agreements.

As of December 31, 2023, the Company had license and collaboration agreements with CSL Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Consolidated Statements of Comprehensive Loss as revenue for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$12,397	$16,572	$—
Maruishi	539	—	706
Total collaborative revenue	$12,936	$16,572	$706
Commercial supply revenue
CSL Vifor* (KORSUVA injection)	$5,843	$10,223	$701
Total commercial supply revenue	$5,843	$10,223	$701
License and milestone fees
CSL Vifor*	$—	$15,000	$20,031
Maruishi	910	—	1,192
Total license and milestone fees	$910	$15,000	$21,223
Royalty revenue
CSL Vifor (Kapruvia ex U.S.)	$415	$72	$—
Total royalty revenue	$415	$72	$—
Clinical compound revenue
CSL Vifor* (difelikefalin injection)	$—	$—	$361
Maruishi	165	—	37
Total clinical compound revenue	$165	$—	$398
Other revenue (non-cash)
CSL Vifor (Kapruvia ex U.S.)	$284	$—	$—
Maruishi	415	—	—
Total other revenue	$699	$—	$—

_____________________________

* Includes amounts earned from Vifor Fresenius Medical Care Renal Pharma Ltd. and Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

Collaborative revenue

Beginning in April 2022, the Company began recording its share of the profit generated by KORSUVA injection sales by CSL Vifor to third parties in the United States. Under the license agreements with CSL Vifor, KORSUVA injection net sales are calculated by CSL Vifor which are net of discounts, rebates, and allowances. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis (since the Company is not the primary obligor and does not retain inventory risk) and presents the revenue earned each period as

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

collaborative revenue. During the years ended December 31, 2023 and 2022, the Company recorded $12,397 and $16,572, respectively, as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States. There was no profit share revenue recorded during the year ended December 31, 2021.

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

In addition, the Company’s promise in the Maruishi Agreement to transfer the license is separately identifiable from the promise to provide defined R&D services (i.e., distinct within the context of the contract) because the Company was not using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer. The combined output specified by Maruishi is its right to conduct development activities related to difelikefalin in Japan, which could result in regulatory approval in Japan. That right is derived from the Company’s grant of the license. Maruishi is conducting clinical trials on its own and does not require the R&D services provided by the Company. Furthermore, the R&D services do not significantly modify or customize the license and vice versa. Finally, the license and R&D services were not highly interdependent or highly interrelated because the Company was able to fulfill its promise to transfer the initial license independently from its promise to subsequently provide the R&D services, which Maruishi can obtain on its own. There were no remaining performance obligations under the Maruishi Agreement as of December 31, 2023.

During the year ended December 31, 2023, the criteria for revenue recognition for a regulatory milestone event set forth in the Maruishi Agreement was achieved, and the Company earned $1,449, of which $539 was recorded as collaborative revenue based on the relative standalone selling prices described at contract inception. This regulatory milestone payment was considered variable consideration due to the uncertainty of occurrence of this event as specified at inception of the agreement. Therefore, this potential regulatory milestone payment was not included in the transaction price at the inception of the agreement. There was no collaborative revenue recognized under the Maruishi Agreement during the year ended December 31, 2022. During the year ended December 31, 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $706 as collaborative revenue based on the relative standalone selling prices described above at contract inception (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the Licensed Product occurs. The Company had commercial supply revenue of $5,843 with associated COGS of $6,174 since these inventory costs were capitalized as inventory subsequent to regulatory approval. The Company had commercial supply revenue of $10,223 for the year ended December 31, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $7,928 was recognized throughout the remainder of 2022 with associated COGS of $7,266 since these inventory costs were capitalized as inventory subsequent to regulatory approval.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company had $701 of commercial supply revenue for the year ended December 31, 2021 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021.

License and milestone fees revenue

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

In addition, after U.S. regulatory approval of KORSUVA injection in August 2021, the Company received an additional $50,000 in October 2021 for the purchase of an aggregate of 3,282,391 shares of the Company’s common stock at a price of $15.23 per share, which represented a 20% premium to the 30-day trailing average price of the Company’s common stock as of the date of the achievement of the milestone. The excess of the stock purchase price over the cost of the purchased shares at the closing price of the Company’s common stock on the date of the achievement of the milestone of $5,031 was allocated to the one performance obligation identified at contract inception and included as license and milestone fees revenue for the year ended December 31, 2021 (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the year ended December 31, 2023, the criteria for revenue recognition for a regulatory milestone event set forth in the Maruishi Agreement was achieved and the Company earned $1,449, of which $910 was recorded as license and milestone fees revenue based on the relative standalone selling prices described at contract inception. This regulatory milestone payment was considered variable consideration due to the uncertainty of occurrence of this event as specified at inception of the agreement. Therefore, this potential regulatory milestone payment was not included in the transaction price at the inception of the agreement. There were no license and milestone fees revenue recognized under the Maruishi Agreement during the year ended December 31, 2022. During the year ended December 31, 2021, the criteria for revenue recognition for a milestone event set forth in the Maruishi Agreement was achieved, and the Company recorded $1,192 as license and milestone fees revenue based on the relative standalone selling prices described above at contract inception (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

Royalty revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved. The Company recognized royalty revenue of approximately $415 and $72 for the years ended December 31, 2023 and 2022, respectively, which were related to the Company’s royalties on the net sales of Kapruvia in Europe prior to October 1, 2023. There was no royalty revenue for the year ended December 31, 2021.

Beginning on October 1, 2023, royalty revenue will no longer be recognized until the Company has fulfilled its obligations under the HCR Agreement (see Note 10, Royalty Purchase and Sale Agreement).

Clinical compound revenue

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. During the years ended December 31, 2023 and 2021, the Company recognized clinical compound revenue of $165 and $37, respectively, from the sale of clinical compound to Maruishi. There were no sales of clinical compound to Maruishi during the year ended December 31, 2022.

The Company’s only performance obligation under the Vifor Supply Agreement is to deliver compound to CSL Vifor in accordance with the receipt of purchase orders. There were no sales of clinical compound under the Vifor Supply Agreement during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company recognized clinical compound revenue of $361 from the sale of clinical compound to CSL Vifor.

Other revenue

The Company recorded other non-cash revenue of $699 which represents the royalty and milestone payments earned by the Company under Vifor Agreement No. 2 and the Maruishi Agreement during the fourth quarter of 2023 in conjunction with ex-U.S. sales of KORSUVA/Kapruvia, which will be remitted to HCR under the terms of the HCR Agreement. This non-cash revenue will continue to be recorded until the Company has fulfilled its obligations under the HCR Agreement (see Note 10, Royalty Purchase and Sale Agreement).

Contract balances

As of December 31, 2023 and 2022, the Company recorded accounts receivable, net – related party of $2,765 and $3,260 which primarily related to its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty payments from CSL Vifor. The Company also recorded other receivables of $415 which related to royalty payments from Maruishi. There were no other

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of December 31, 2023 and December 31, 2022.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of December 31, 2023 and December 31, 2022.

15. Stock-Based Compensation

2019 Inducement Plan

In October 2019, the Company’s Board of Directors adopted the 2019 Inducement Plan, or the 2019 Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), or Rule 5635, for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards (collectively, the Inducement Awards) to new employees of the Company, as inducement material to such new employees entering into employment with the Company. In November 2019, the Company filed a Registration Statement on Form S-8 with the SEC covering the offering of up to 300,000 shares of its common stock, par value $0.001, pursuant to the Company’s 2019 Plan. No stock options were granted under the 2019 Plan during the years ended December 31, 2023, 2022 and 2021. Initial grants of Inducement Awards made to employees vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date. As of December 31, 2023, 300,000 shares remained available for grant pursuant to the Plan.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and will continue to increase on January 1 of each year through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2024, the aggregate number of shares of common stock that may be issued pursuant to Stock Awards under the 2014 Plan automatically increased from 12,203,023 to 13,837,444. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 30,000,000 shares.

Restricted Stock Units

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 194,172 restricted stock units were granted to non-employee directors on June 1, 2023, the date of the Company’s 2023 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $3.09 per share. The restricted stock units will vest on the earlier of (i) June 1, 2024 and (ii) immediately prior to the Company’s next Annual Meeting of Stockholders following the grant date, subject to the recipient’s continued service through such date. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the year ended December 31, 2023, stock compensation expense associated with these awards of $292 was recognized in general and administrative expense, or G&A expense. In November 2023, 32,362 of these restricted stock units were forfeited as a result of the retirement of a member of the Company’s Board of Directors. As of December 31, 2023, 161,810 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On March 1, 2023, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 407,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.06 per share. Vesting of the restricted stock units is contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For the year ended December 31, 2023, no stock compensation expense relating to these restricted stock units was recognized. In December 2023, 168,150 of these restricted stock units were forfeited as the performance targets associated with them were not achieved. As of December 31, 2023, 238,850 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On October 12, 2022, the Compensation Committee of the Company’s Board of Directors, or the Compensation Committee, approved and granted a total of 7,267 time-based restricted stock units under the 2014 Plan, with a grant date fair value of $9.42 per share, to an executive officer of the Company. The restricted stock unit grant fully vests on August 31, 2023, subject to the recipient’s continued service through such date. For the years ended December 31, 2023 and 2022, the Company recognized $51 and $17, respectively, of stock compensation expense associated with these awards, all of which was recorded within G&A expense. As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully in August 2023.

On June 15, 2022, the Compensation Committee approved and granted a total of 7,500 time-based restricted stock units to the Company’s interim principal financial officer and principal accounting officer, as a result of his assuming the responsibilities of the Company’s former Chief Financial Officer, or CFO, on an interim basis, under the 2014 Plan with a grant date fair value of $7.94 per share. The Company accelerated the recognition of compensation expense and the restricted stock units vested fully on September 12, 2022, when the appointment of the Company’s new CFO occurred. For the year ended December 31, 2022, the Company recognized $60 of stock compensation expense associated with these awards, all of which was recorded within G&A expense. As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully in September 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 59,380 restricted stock units were granted to non-employee directors on June 2, 2022, the date of the Company’s 2022 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $8.42 per share. These restricted stock unit grants fully vested on June 2, 2023. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the years ended December 31, 2023 and 2022, stock compensation expense of $209 and $290, respectively, was recognized in G&A expense. As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units vested fully on June 2, 2023. Also in June 2022, the Company granted 11,876 fully vested restricted stock units, which were immediately settled in shares of common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021. For the year ended December 31, 2022, stock compensation expense of $100 was recognized in G&A expense associated with this award.

On February 25, 2022, the Compensation Committee also approved and granted a total of 243,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to commercial milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards began when, and to the extent, the performance criteria are probable of achievement and the employee has met the service conditions. For the year ended December 31, 2022, no stock compensation expense relating to these restricted stock units was recognized. In June 2022, 29,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. In December 2022, 214,000 of these restricted stock units were forfeited as the performance targets associated with them were not achieved. As of December 31, 2023, none of these restricted stock units were outstanding as they were forfeited in 2022.

Additionally on February 25, 2022, the Compensation Committee also approved and granted a total of 145,170 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $10.46 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In April 2023, 3,585 of these restricted stock units were forfeited. In February 2023, 42,920 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. In June 2022, 20,000 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. For the years ended December 31, 2023 and 2022, the Company recognized $406 and $390, respectively, of stock compensation expense associated with these awards, with $135 recorded in R&D expense and $271 recorded in G&A expense for the 2023 period, and $161 recorded in R&D expense and $229 in G&A expense for the 2022 period. As of December 31, 2023, 78,665 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

On December 17, 2021, the Compensation Committee approved and granted a total of 63,573 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $12.45 per share. The restricted stock units vested in two equal installments on December 15, 2022 and June 15, 2023. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the 18-month vesting period following the grant date. On June 15, 2023, 26,199 of these restricted stock units fully vested and were settled in shares of the Company’s common stock. In December 2022, an aggregate of 26,204 of these restricted stock units vested and were settled in shares of the Company’s common stock. In June 2022, 11,170 of these restricted stock units were forfeited as a result of the resignation of the Company’s former CFO. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $199, $433 and $20, respectively, of stock compensation expense, with $96 recorded in R&D expense and $103 recorded in G&A expense for the 2023 period, $210 recorded in R&D expense and $223 recorded in G&A expense for the 2022 period, and $8 recorded in R&D expense and $12 in G&A expense for the 2021 period. As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units fully vested in June 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

On October 29, 2021, the Compensation Committee also approved and granted 147,942 time-based restricted stock units in connection with the appointment of the Company’s new Chief Executive Officer, or CEO, under the 2014 Plan with a grant date fair value of $16.83 per share. The first tranche of 142,000 restricted stock units vested 25% on the first anniversary of the date of grant and the balance vests quarterly over the next 36 months. The Company recognizes compensation expense associated with these two restricted stock unit tranches ratably over their respective vesting periods following the grant date. During the year ended December 31, 2023, 35,500 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the quarterly periods of vesting. In addition, 35,500 of these restricted stock units vested and were settled in shares of the Company’s common stock in October 2022. The second tranche of 5,942 restricted stock units fully vested on March 31, 2022. For the years ended December 31, 2023, 2022 and 2021, stock compensation expense of $598, $657 and $144 respectively, was recognized in G&A expense. As of December 31, 2023, 71,000 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 43,200 restricted stock units were granted to non-employee directors on June 3, 2021, the date of the Company’s 2021 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $13.06 per share. The restricted stock units vested on June 3, 2022. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the years ended December 31, 2022 and 2021, stock compensation expense of $238 and $326 respectively, was recognized in G&A expense. As of December 31, 2023, none of these restricted stock units were outstanding as these were fully vested in June 2022.

On March 30, 2021, the Compensation Committee approved and granted a total of 176,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $20.59 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria was probable of achievement and the employee had met the service conditions. In March 2022, 93,999 restricted stock units were forfeited as a result of not achieving certain defined performance targets of the awards. In February 2022 and August 2021, performance targets relating to 37,999 and 44,002 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the year ended December 31, 2022, the Company recognized $729 of stock compensation expense associated with these awards in G&A expense. G&A amounts recorded for the year ended December 31, 2022 included $303 of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). For the year ended December 31, 2021, the Company recognized $906 of stock compensation expense, with $329 recorded in R&D expense and $577 recorded in G&A expense. As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units were either fully vested or forfeited in prior periods.

Additionally on March 30, 2021, the Compensation Committee also approved and granted a total of 100,000 time-based restricted stock units to certain executive officers under the 2014 Plan with a grant date fair value of $20.59 per share. The restricted stock units vest in three equal installments annually from the date of the grant. As a result, the Company recognizes compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In March 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In June 2022, 17,333 of these restricted stock units vested and were settled in shares of the Company’s common stock in accordance with the acceleration of vesting provisions relating to the modification of certain of these restricted stock units on November 1, 2021. Also in June 2022, 17,333 restricted stock units were forfeited as a result of the completion of the consulting agreement in relation to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In March 2022, 33,336 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the years ended December 31, 2023, 2022 and

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2021, the Company recognized $329, $646 and $592, respectively, of stock compensation expense associated with these awards, with $219 recorded in R&D expense and $110 in G&A expense for the 2023 period, $219 recorded in R&D expense and $427 in G&A expense for the 2022 period, and $166 recorded in R&D expense and $426 in G&A expense for the 2021 period. G&A amounts recorded for the years ended December 31, 2022 and 2021 included $317 and $75, respectively, of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of December 31, 2023, 15,999 restricted stock units were outstanding and available to vest and settle in shares of the Company’s common stock.

Pursuant to the Company’s non-employee director compensation policy, an aggregate of 36,000 restricted stock units were granted to non-employee directors on June 4, 2020, the date of the Company’s 2020 Annual Meeting of Stockholders, under the 2014 Plan with a grant date fair value of $15.62 per share. The restricted stock units fully vested on June 3, 2021. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the one-year vesting period following the grant date. For the year ended December 31, 2021, $239 of stock compensation expense relating to these restricted stock units was recognized in G&A expense. As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units were fully vested in June 2021.

In February 2020, the Compensation Committee approved and granted a total of 138,000 restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. Vesting of the restricted stock units was contingent on the achievement of certain performance targets related to clinical and regulatory milestones, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these awards begins when, and to the extent, the performance criteria is probable of achievement and the employee has met the service conditions. During the year ended December 31, 2022, 24,500 of these restricted stock units were forfeited as a result of not achieving certain defined performance targets of the awards. In February and March 2021, performance targets relating to 36,750 and 40,000 restricted stock units, respectively, had been achieved and thus restricted stock units vested and the awards were settled in shares of common stock. For the year ended December 31, 2021, the Company recognized $1,256 of stock compensation expense relating to the vesting of these restricted stock units, with $524 recorded in R&D expense and $732 in G&A expense. As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units were either fully vested or forfeited in prior periods.

Additionally in February 2020, the Compensation Committee also approved and granted a total of 98,000 time-based restricted stock units to certain employees under the 2014 Plan with a grant date fair value of $16.36 per share. The restricted stock units vested in three equal installments annually from the date of the grant. As a result, the Company recognized compensation expense associated with these restricted stock units ratably over the three-year vesting period following the grant date. In February 2023, 15,999 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the third year of vesting. In June 2022, 16,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in accordance with the acceleration of vesting provisions relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). In February 2022, 32,666 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the second year of vesting. In February 2021, 32,669 of these restricted stock units vested and were settled in shares of the Company’s common stock in satisfaction of the first year of vesting. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $39, $526 and $607 of stock compensation expense associated with these awards, with $26 recorded in R&D expense and $13 in G&A expense for the 2023 period, $175 recorded in R&D expense and $351 in G&A expense for the 2022 period, and $174 recorded in R&D expense and $433 recorded in G&A expense for the 2021 period. G&A amounts recorded for the years ended December 31, 2022 and 2021 included $264 and $73, respectively, of stock compensation expense relating to the modification of certain of these restricted stock units on November 1, 2021 (see Stock Award Modifications below). As of December 31, 2023, none of these restricted stock units were outstanding as these restricted stock units were fully vested in February 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the year ended December 31, 2023 is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2022	372,513	$13.20
Awarded	601,172	7.81
Vested and released	(203,264)	12.46
Forfeited	(204,097)	8.96
Outstanding, December 31, 2023	566,324	$9.27
Restricted stock units exercisable (vested and deferred), December 31, 2023	—

Stock Options

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants for the 2019 Plan and the 2014 Plan as of and for the year ended December 31, 2023 is as follows:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2022	7,689,449	$14.35
Granted	2,004,668	8.15
Exercised	(93,218)	6.00
Forfeited	(286,035)	9.25
Expired	(1,417,217)	14.74
Outstanding, December 31, 2023	7,897,647	$12.99	$—
Weighted average remaining contractual life as of December 31, 2023 (in years)	6.71
Options exercisable, December 31, 2023	4,840,045	$14.69	$—
Weighted average remaining contractual life as of December 31, 2023 (in years)	5.46
Options vested and expected to vest as of December 31, 2023	7,897,647	$12.99	$—
Weighted average remaining contractual life as of December 31, 2023 (in years)	6.71

The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $12,810, $14,156, and $12,844, respectively. The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $476, $118, and $965, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company granted 2,004,668, 1,899,919 and 1,422,750 stock options, respectively, to employees and non-employee members of the Board of Directors. There were no options granted to nonemployee consultants during the years ended December 31, 2023, 2022 and 2021. The fair values of the stock options granted to those groups were estimated using the Black-Scholes option valuation model with

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation):

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.38% - 4.65%	1.70% - 4.21%	0.66% - 1.41%
Expected volatility	76.3% - 81.3%	77.7% - 81.9%	71.6% - 83.5%
Expected dividend yield	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25

The weighted average grant date fair value of options granted to employees and non-employee members of the Board of Directors for their Board service during the years ended December 31, 2023, 2022 and 2021 was $5.75, $7.25, and $12.00, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense relating to stock options as follows:

	Year Ended December 31,
	2023	2022	2021
Research and development	$5,973	$7,222	$7,126
General and administrative	5,634	6,426	9,569
Total stock option expense	$11,607	$13,648	$16,695

The following were excluded from the table above as they are not related to stock options: compensation expense for i) the vesting of certain employees’ restricted stock units for $476, $765 and $1,201 in R&D expense for the years ended December 31, 2023, 2022 and 2021, respectively, and $1,146, $2,693 and $2,324 in G&A expense for the years ended December 31, 2023, 2022 and 2021, respectively; and ii) compensation expense relating to the Board of Directors’ restricted stock units for $501, $628 and $565 in G&A expense for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the total compensation expense relating to unvested options granted to employees and non-employee members of the Board of Directors that had not yet been recognized was $20,263, which is expected to be realized over a weighted average period of 2.33 years. The Company will issue shares upon exercise of options from common stock reserved.

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the years ended December 31, 2023, 2022 and 2021.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

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

During the year ended December 31, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $2,563, which was included in G&A expense. Of this total amount, $1,679 was included in G&A expense in the stock option expense table above for the year ended December 31, 2022. During the year ended December 31, 2021, total incremental stock compensation expense relating to modifications of stock options and time-based restricted stock units of the former CEO was $5,056, which was included in G&A expense. Of that total amount, $4,908 is included in G&A expense in the stock option compensation expense table above for the year ended December 31, 2021.

16. Income Taxes

The Company’s benefit from income taxes is as follows:

December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit from income taxes	$—	$—	$—

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Historically, the Company’s benefit from income taxes related to state R&D tax credits exchanged for cash. The State of Connecticut provides companies with the opportunity to exchange certain R&D credit carryforwards for cash in exchange for foregoing the carryforward of the R&D credit. The program provides for such exchange of the R&D credits at a rate of 65% of the annual R&D credit, as defined. The Company opted not to exchange its R&D tax credit for the year ended December 31, 2023, and the Company was not eligible to exchange its R&D tax credit for cash during the years ended December 31, 2022 and 2021, therefore there was no benefit from income taxes for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company recorded $697 within income tax receivable which related to the 2020 R&D credit.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2023	2022	2021
Income taxes using U.S. federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	5.30%	(1.00)%	7.84%
Impact of R&D tax credit on effective tax rate	3.68%	4.91%	2.87%
Stock option shortfalls and cancellations	(1.22)%	(3.33)%	(4.74)%
Permanent items and other	(0.89)%	(1.86)%	(1.29)%
Change in valuation allowance	(27.34)%	(19.88)%	(25.69)%
Provision to return	(0.53)%	0.16%	0.01%
	0.00%	0.00%	0.00%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Valuation allowance	$(192,791)	$(160,814)

Net operating loss carryforwards	123,739	113,058
Federal and state tax credits	31,245	26,358
Stock-based compensation expense	3,855	3,434
Intangible asset amortization	33,162	17,265
Other	2,101	1,167
Deferred tax assets	194,102	161,282

Other	(1,311)	(468)
Deferred tax liabilities:	(1,311)	(468)

Net deferred tax asset:	$—	$—

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2023 and 2022 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2023 and 2022 was an increase of $31,977 and $17,426, respectively.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

At December 31, 2023, the Company had federal and state net operating loss, or NOL, carryforwards of $467,005 and $473,265, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. The Company conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and thus the full amount of the Company’s NOL carryforwards and R&D tax credits could be utilized annually in the future to offset taxable income or tax, respectively. The Company also had federal and state R&D tax credit carryforwards of $27,488 and $4,495, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the NOL and research credit carryforwards, tax years 2006 through 2023 remain open to U.S. federal and state tax examinations.

Further, beginning in the Company’s tax year ending December 31, 2022, as a result of the Tax Cuts and Jobs Act of 2017, current R&D expenditures incurred in the United States must be capitalized for tax purposes, and amortized over a period of five years (fifteen years in the case of R&D performed outside the United States).

In March 2020, former President Trump signed into law the CARES Act (H.R. 748), which was further expanded with the signing of the Consolidation Appropriations Act of 2021 (H.R. 133) on December 27, 2020. The CARES Act (and December expansion) includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect on the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

17. Net Loss per Share

The denominators used in the net loss per share computations are as follows:

	Year Ended December 31,
	2023	2022	2021
Basic:
Weighted average common shares outstanding	54,149,059	53,653,564	50,718,765
Diluted:
Weighted average common shares outstanding - Basic	54,149,059	53,653,564	50,718,765
Common stock equivalents*	—	—	—
Denominator for diluted net loss per share	54,149,059	53,653,564	50,718,765
*	For the years ended December 31, 2023, 2022 and 2021, no amounts were considered common stock equivalents as their effects would have been anti-dilutive due to net losses for those periods.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Basic and diluted net loss per share is computed as follows:

	Year Ended December 31,
	2023	2022	2021
Net loss - basic and diluted	$(118,513)	$(85,474)	$(88,441)
Weighted-average common shares outstanding:
Basic and diluted	54,149,059	53,653,564	50,718,765
Net loss per share, basic and diluted:	$(2.19)	$(1.59)	$(1.74)

As of December 31, 2023, 7,897,647 stock options and 566,324 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

18. Employee Benefit Plan

The Company’s defined contribution retirement plan complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan on the first day of the month after completing three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the month on or after the day all age and service requirements have been met. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the years ended December 31, 2023, 2022 and 2021, employer contributions to the plan were $643, $505, and $460, respectively.

19. Commitments and Contingencies

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the year ended

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

December 31, 2023, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement. During the years ended December 31, 2022 and 2021, the Company paid $5,000 and $15,000, respectively, to Enteris for milestones earned in relation to the Enteris License Agreement and as a result, the Company recognized $5,000 and $15,000 of R&D expense related to the Enteris License Agreement during these respective years.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

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

In December 2023, the Company entered into an agreement with Patheon to reimburse Patheon approximately $1,700 for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States and was recorded within accounts payable and accrued expenses on its Consolidated Balance Sheet. In connection with the agreement with Patheon, the Company agreed to schedule additional manufacturing commitments in 2024.

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

In connection with the signing of the New Lease, the Company entered into a standby letter of credit agreement for $1,500 which serves as a security deposit for the leased office space. This standby letter of credit is secured with restricted cash in a money market account and is included within long-term assets as of December 31, 2023 (refer to Note 8, Restricted Cash).

The annual fixed rent rate under the New Lease will initially be $1,300 (considered by the Company to be at market rate as of the signing of the New Lease), commencing on the date which is the later to occur of (a) the date which is 12 months after the Commencement Date and (b) November 1, 2024, or the Rent Commencement Date, and will increase 2.5% annually thereafter. The Company expects to begin paying rent in November 2024.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 28, 2023, the Company recorded a lease liability and a ROU asset for the New Lease since it obtained control of the premises to begin work on its leasehold improvements prior to the Commencement Date. The initial lease liability of $6,672 was recorded as the sum of the present value of the future minimum lease payments over the term of the lease. Lease incentives of $2,900 were not included within lease payments since the timing of these costs being incurred and reimbursed to the Company was uncertain, and they are neither paid nor payable as of July 28, 2023. These lease incentives will reduce the lease liability and ROU asset by the costs incurred once the Company actually incurs the costs and the amounts qualify for reimbursement. The reduction to the lease liability will be reversed once the Company is reimbursed for the qualified costs. The reduction to the ROU asset will be recognized prospectively over the remainder of the lease term. The ROU asset of $6,779 was initially recorded as the amount of the lease liability plus prepaid rent paid in May 2023. In October and November 2023, the Company incurred $1,755 of costs that qualified for reimbursement as lease incentives, of which $808 had been reimbursed to the Company as of December 31, 2023.

Beginning on July 28, 2023 and during the entire term of the New Lease, interest expense is calculated using the effective interest method and the ROU asset (including prepaid rent) will be amortized on a straight-line basis over the lease term, and both will be recorded as lease expense. As a result, lease expense of $524 for the New Lease was recorded for the year ended December 31, 2023, consisting of $367 relating to R&D lease expense and $157 relating to G&A lease expense.

Leases (Original Corporate Headquarters in 2015 & Amendment for Additional Space in 2020)

The Company’s original Stamford Lease and Lease Amendment for prior office space both terminated in December 2023. Lease expense for the Stamford Lease and Lease Amendment was recognized on a straight-line basis over the lease term of the Company’s prior lease agreements in Stamford, Connecticut. As a result, $1,624 of operating lease cost, or lease expense, was recognized for each of the years ended December 31, 2023, 2022 and 2021, respectively, consisting of $1,137 relating to R&D lease expense and $487 relating to G&A lease expense in each respective period.

Other information related to the leases (both new in May 2023 and terminated in December 2023) was as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$1,992	$1,957
ROU assets obtained in exchange for new operating lease liabilities	$6,779	$—
Remaining lease term - operating leases (years)	10.8	1.0
Discount rate - operating leases	12.8%	7.0%

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Future minimum lease payments under the non-cancellable operating lease for the New Lease, as well as a reconciliation of these undiscounted cash flows to the operating lease liability as of December 31, 2023, were as follows:

Year Ending December 31,
2024	$108
2025	1,298
2026	1,330
2027	1,363
2028	1,398
Thereafter	8,874
Total future minimum lease payments, undiscounted	14,371
Less imputed interest	(7,336)
Less lease incentive to be reimbursed	(947)
Total	$6,088

Operating lease liability reported as of December 31, 2023:
Operating lease liability - current	$—
Operating lease liability - non-current	6,088
Total	$6,088

20. Legal Matters

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

21. Related Party Transactions

As of December 31, 2023, Vifor International owned 7,396,770, or 13.6%, of the Company’s common stock. CSL Vifor and its affiliates are considered related parties as of December 31, 2023, 2022 and 2021 (see Note 13, Collaboration and Licensing Agreements).

As of December 31, 2023 and 2022, amounts due from CSL Vifor of $2,765 and $3,260, respectively, primarily relating to the Company’s share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty payments from CSL Vifor were included within accounts receivable, net – related party.

The Company’s collaborative revenue of $12,397 and $16,572 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the years ended December 31, 2023 and 2022, respectively.

Sales of KORSUVA injection to CSL Vifor of $5,843, $10,223 and $701 were included within commercial supply revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The associated COGS for the Company’s commercial supply revenue from CSL Vifor was $6,174, $7,266, and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company recorded $15,000 as license and milestone fees revenue from Vifor Fresenius Medical Care Renal Pharma Ltd. for the year ended December 31, 2022, as a result of the European Commission’s regulatory approval of KORSUVA in April 2022. During the year ended December 31, 2021, the Company recorded as license and milestone fees revenue: i) $15,000 as license and milestone fees revenue from Vifor Fresenius Medical Care Renal Pharma Ltd. for the approval of KORSUVA injection in August 2021, and ii) $5,031 of premium from Vifor International’s purchase of the Company’s common stock.

The Company recorded $415 and $72 as royalty revenue based on net sales of Kapruvia outside of the United States during the years ended December 31, 2023 and 2022, respectively.

Sales of clinical compound to CSL Vifor for $361 were included within clinical compound revenue for the year ended December 31, 2021.

The Company recorded $284 as other revenue from its royalty payments from CSL Vifor for the year ended December 31, 2023.

22. Subsequent Event

On January 22, 2024, the Company announced a planned workforce reduction of up to 50% of its employees in order to reduce its operating expenses and focus its efforts on development of oral difelikefalin in chronic pruritus associated with notalgia paresthetica. The Company expects to record a pre-tax severance expense of approximately $2,700 during the first quarter of 2024. As a result of these workforce reductions, approximately 703,000 stock options and 46,000 restricted stock units, as of December 31, 2023, are expected to be forfeited (see Note 15, Stock-Based Compensation).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on the assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their attestation report, which is included in Part II Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Executive Officers”, “Election of Directors” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted the Cara Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all officers, directors, and employees. The Code of Business Conduct and Ethics is available on our website at https://www.caratherapeutics.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm’s Fees” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements of Cara Therapeutics, Inc.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes included in Item 8. Financial Statements and Supplementary Data.

(3) List of Exhibits

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	8-K	001-36279	3.2	February 7, 2014

4.1	Form of Common Stock Certificate.	S-1/A	333-192230	4.1	January 17, 2014

4.2	Description of Securities.	10-K	001-36279	4.3	February 27, 2020

4.3#	Securities Purchase Agreement, dated October 15, 2020, by and between the Registrant and Vifor (International) Ltd.	10-K	001-36279	4.4	February 25, 2021

10.1+	Form of Indemnity Agreement.	S-1/A	333-192230	10.1	January 17, 2014

10.2+	2014 Equity Incentive Plan.	S-1/A	333-192230	10.3	January 17, 2014

10.2.1	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.1	January 17, 2014

10.2.2	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.2	January 17, 2014

10.3*	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.	S-1	333-192230	10.7	November 8, 2013

10.4*	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.8	November 8, 2013

10.5	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.9	November 8, 2013

10.6#	API Commercial Supply Agreement between Cara Therapeutics, Inc. and Polypeptide Laboratories S.A.	10-Q	001-36279	10.1	November 8, 2021

10.7+	Employment Agreement with Christopher Posner	8-K	001-36279	10.1	November 3, 2021

10.8+	Offer Letter with Ryan Maynard	8-K	001-36279	10.1	September 12, 2022

10.9+	Employment Agreement with Frédérique Menzaghi.	8-K	001-36279	10.2	February 7, 2014

10.10+	Employment Agreement with Joana Goncalves.	10-K	001-36279	10.11	March 12, 2019

10.11+	Form of Retention Agreement	10-K	001-36279	10.13	March 1, 2022

10.12+	Cara Therapeutics, Inc. Severance Plan and Form of Participation Agreement	10-K	001-36279	10.14	March 1, 2022

10.13+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36279	10.2	August 7, 2023

10.14	Lease Agreement dated December 21, 2015 between the Registrant and Four Stamford Plaza Owner L.L.C.	8-K	001-36279	10.1	December 23, 2015

10.15	Amendment to Lease Agreement between the Registrant and Four Stamford Plaza Owner L.L.C. Stamford Lease, dated June 23, 2020.	10-Q	001-36279	10.2	August 10, 2020

10.16#	License Agreement by and between Cara Therapeutics, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd.	10-Q	001-36279	10.2	August 8, 2022

10.17#	Master Manufacturing Services Agreement between the Registrant and Patheon UK Limited and related Product Agreements	10-Q	001-36279	10.2	August 7, 2019

10.18#	Non-Exclusive License Agreement, dated August 20, 2019, between the Registrant and Enteris Biopharma, Inc.	10-Q	001-36279	10.1	November 5, 2019

10.19+	2019 Inducement Plan.	8-K	001-36279	10.1	November 20, 2019

10.20	Form of Stock Option Grant Notice under 2019 Inducement Plan	8-K	001-36279	10.2	November 20, 2019

10.21	Form of Restricted Stock Unit Notice under 2019 Inducement Plan	8-K	001-36279	10.3	November 20, 2019

10.22#	License Agreement, dated October 15, 2020, by and between Cara Therapeutics, Inc. and Vifor (International) Ltd.	10-K	001-36279	10.21	February 25, 2021

10.23	Open Market Sale Agreement, dated March 1, 2022, between the Registrant and Jefferies LLC	S-3	333-263165	1.2	March 1, 2022

10.24	Agreement of Lease dated May 11, 2023 by and between 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common) and Cara Therapeutics, Inc.	10-Q	001-36279	10.1	August 7, 2023

10.25#†	Purchase and Sale Agreement dated November 1, 2023 by and between Cara Royalty Sub, LLC and HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P.

21.1†	Subsidiaries of Cara Therapeutics, Inc.

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1†**

Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97†	Incentive Compensation Recoupment Policy

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.INS†	Inline XBRL Instance Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.SCH†	Inline XBRL Taxonomy Extension Schema Linkbase.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104†	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).
+	indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and are the type that the Registrant treats as private and confidential.
†	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March 2024.

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

Signature	Title	Date

/s/ CHRISTOPHER POSNER	President, Chief Executive Officer	March 6, 2024
Christopher Posner	(Principal Executive Officer)

/s/ RYAN MAYNARD	Chief Financial Officer	March 6, 2024
Ryan Maynard	(Principal Financial and Accounting Officer)

/s/ MARTIN VOGELBAUM	Director	March 6, 2024
Martin Vogelbaum

/s/ JEFFREY IVES	Director	March 6, 2024
Jeffrey Ives, Ph.D.

/s/ LISA VON MOLTKE	Director	March 6, 2024
Lisa von Moltke, M.D.

/s/ SUSAN SHIFF	Director	March 6, 2024
Susan Shiff, Ph.D.

/s/ HELEN BOUDREAU	Director	March 6, 2024
Helen Boudreau