Form 10-Q
period 2024-09-30
Cara Therapeutics, Inc.
filed 2024-11-14
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 11, 2024 was: 54,855,514.

CARA THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$37,061	$51,775
Marketable securities	4,975	48,983
Accounts receivable, net - related party	435	2,765
Inventory, net	625	2,821
Income tax receivable	—	697
Other receivables	934	555
Prepaid expenses	2,382	8,154
Restricted cash	1,500	408
Total current assets	47,912	116,158
Operating lease right-of-use assets	—	4,864
Property and equipment, net	3,417	3,322
Restricted cash, non-current	—	1,500
Total assets	$51,329	$125,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,622	$25,592
Operating lease liability, current	3,417	—
Total current liabilities	10,039	25,592

Liability related to sales of future royalties and milestones, net	40,583	37,079
Operating lease liability, non-current	—	6,088
Total liabilities	50,622	68,759
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023, zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value; 200,000,000 shares and 100,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, 54,846,639 shares and 54,480,704 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	54	54
Additional paid-in capital	748,611	742,036
Accumulated deficit	(747,933)	(684,745)
Accumulated other comprehensive loss	(25)	(260)
Total stockholders’ equity	707	57,085
Total liabilities and stockholders’ equity	$51,329	$125,844

See Notes to Condensed Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Collaborative revenue	$1,298	$2,471	$2,086	$10,631
Commercial supply revenue	—	1,252	640	5,843
License and milestone fees	—	910	—	910
Royalty revenue	—	167	—	415
Clinical compound revenue	—	66	84	165
Other revenue	1,258	—	2,872	—
Total revenue	2,556	4,866	5,682	17,964
Operating expenses:
Cost of goods sold	—	1,558	620	5,566
Research and development	1,362	25,451	32,634	80,095
General and administrative	6,475	6,755	19,699	21,191
Restructuring	707	—	5,689	—
Total operating expenses	8,544	33,764	58,642	106,852
Operating loss	(5,988)	(28,898)	(52,960)	(88,888)
Other income, net	766	866	2,407	2,712
Impairment of long-lived assets	(4,274)	—	(4,274)	—
Inventory write-down	(1,020)	—	(2,509)	—
Non-cash interest expense on liability related to sales of future royalties and milestones	(1,960)	—	(5,852)	—
Net loss	$(12,476)	$(28,032)	$(63,188)	$(86,176)
Net loss per share:
Basic and Diluted	$(0.23)	$(0.52)	$(1.15)	$(1.59)
Weighted average shares:
Basic and Diluted	54,843,841	54,235,695	54,719,330	54,038,239
Other comprehensive income, net of tax of $0:
Change in unrealized gains on available-for-sale marketable securities	96	291	235	1,233
Total comprehensive loss	$(12,380)	$(27,741)	$(62,953)	$(84,943)

See Notes to Condensed Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	54,480,704	$54	$742,036	$(684,745)	$(260)	$57,085
Stock-based compensation expense	—	—	1,660	—	—	1,660
Shares issued upon vesting of restricted stock units	186,375	—	1,685	—	—	1,685
Net loss	—	—	—	(30,696)	—	(30,696)
Other comprehensive income	—	—	—	—	69	69
Balance at March 31, 2024	54,667,079	$54	$745,381	$(715,441)	$(191)	$29,803
Stock-based compensation expense	—	—	1,507	—	—	1,507
Shares issued upon vesting of restricted stock units	170,685	—	234	—	—	234
Net loss	—	—	—	(20,016)	—	(20,016)
Other comprehensive income	—	—	—	—	70	70
Balance at June 30, 2024	54,837,764	$54	$747,122	$(735,457)	$(121)	$11,598
Stock-based compensation expense	—	—	1,338	—	—	1,338
Shares issued upon vesting of restricted stock units	8,875	—	151	—	—	151
Net loss	—	—	—	(12,476)	—	(12,476)
Other comprehensive income	—	—	—	—	96	96
Balance at September 30, 2024	54,846,639	$54	$748,611	$(747,933)	$(25)	$707

CARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	53,797,341	$53	$726,630	$(566,232)	$(1,672)	$158,779
Stock-based compensation expense	—	—	2,972	—	—	2,972
Shares issued upon exercise of stock options	93,218	1	559	—	—	560
Shares issued upon vesting of restricted stock units	83,793	—	381	—	—	381
Net loss	—	—	—	(26,665)	—	(26,665)
Other comprehensive income	—	—	—	—	571	571
Balance at March 31, 2023	53,974,352	$54	$730,542	$(592,897)	$(1,101)	$136,598
Stock-based compensation expense	—	—	3,116	—	—	3,116
Shares issued upon vesting of restricted stock units	94,454	—	326	—	—	326
Net loss	—	—	—	(31,479)	—	(31,479)
Other comprehensive income	—	—	—	—	371	371
Balance at June 30, 2023	54,068,806	$54	$733,984	$(624,376)	$(730)	$108,932
Net proceeds from sales of common stock under open market sales agreement	386,881	—	1,117	—	—	1,117
Stock-based compensation expense	-	—	3,171	—	—	3,171
Shares issued upon vesting of restricted stock units	16,142	—	163	—	—	163
Net loss	—	—	—	(28,032)	—	(28,032)
Other comprehensive income	—	—	—	—	291	291
Balance at September 30, 2023	54,471,829	$54	$738,435	$(652,408)	$(439)	$85,642

See Notes to Condensed Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended,
	September 30, 2024	September 30, 2023
Operating activities
Net loss	$(63,188)	$(86,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,575	10,129
Non-cash interest expense on liability related to sales of future royalties and milestones, net of issuance costs accretion	5,852	—
Impairment of long-lived assets	4,274
Inventory write-down	2,509	—
Depreciation and amortization	192	177
Noncash lease expense	766	1,221
Accretion of available-for-sale marketable securities, net	(543)	(159)
Changes in operating assets and liabilities:
Accounts receivable, net - related party	2,330	(91)
Inventory	(313)	(883)
Income tax receivable	697	—
Other receivables	(379)	(1,186)
Prepaid expenses	5,772	3,609
Accounts payable and accrued expenses	(19,149)	37
Operating lease liability	(4,363)	(1,278)
Reimbursement of lease incentive	2,094	—
Other	—	(108)
Net cash used in operating activities	(56,874)	(74,708)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	77,000	118,590
Proceeds from redemptions of available-for-sale marketable securities, at par	—	4,000
Purchases of available-for-sale marketable securities	(32,213)	(48,601)
Purchases of property and equipment	(1,046)	(323)
Net cash provided by investing activities	43,741	73,666
Financing activities
Payments to royalty purchase and sale agreement	(1,989)	—
Net proceeds from sales of common stock under open market sales agreement	—	1,117
Proceeds from the exercise of stock options	—	559
Net cash (used in) provided by financing activities	(1,989)	1,676
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,122)	634
Cash, cash equivalents and restricted cash at beginning of period	53,683	64,149
Cash, cash equivalents and restricted cash at end of period	$38,561	$64,783
Noncash investing and financing activities
Incremental right-of-use asset in exchange for non-cash lease liability from modification of lease	$3,417	$—
Initial direct costs included as right-of-use asset from modification of lease	$577	$—
Accrual for leasehold improvements	$—	$807

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

On June 14, 2024, the Board of Directors of the Company approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after the Company announced its decision to discontinue the clinical program in notalgia paresthetica, or NP, on June 12, 2024. The Company’s decision to discontinue the clinical program in NP followed the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. The Company’s decision was not related to any safety or medical issues, or negative regulatory feedback related to the Company’s NP program. In connection with the streamlined operating plan, the Board of Directors also approved a second reduction in the Company’s workforce by approximately 70%, which the Company substantially completed in June 2024 (see Note 17, Commitments and Contingencies – Restructuring Actions).

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

As of September 30, 2024, the Company has raised aggregate net proceeds of approximately $520,700 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, the issuance of common stock pursuant to its open market sales agreement with Jefferies LLC as sales agent in 2023, and the issuance of convertible preferred stock and debt prior to the IPO. The Company has also earned approximately $288,600 under its license and supply agreements for difelikefalin, primarily with CSL Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Under the terms of the HCR Agreement, the Company received net proceeds of $36,474 for the sale of future ex-U.S. royalties and milestones under Vifor Agreement No. 2 (as defined below) and the Maruishi Agreement in November and December 2023. The Company has also received aggregate net proceeds of approximately $98,000 from the issuance and sale of the Company’s common stock to Vifor International in connection with the Company’s license agreement with CSL Vifor (see Note 12, Collaboration and Licensing Agreements).

As of September 30, 2024, the Company had unrestricted cash and cash equivalents and marketable securities of $42,036 and an accumulated deficit of $747,933. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $12,476 and $28,032 for the three months ended September 30, 2024 and 2023, respectively, and $63,188 and $86,176 for the nine months ended September 30, 2024 and 2023, respectively, and had net cash used in operating activities of $56,874 and $74,708 for the nine months ended September 30, 2024 and 2023, respectively.

The Company is subject to risks and uncertainties including, the possible delisting of its common stock from the Nasdaq Capital Market, ability to raise additional financing, and should it resume development of its product candidate or future product candidates, risks and uncertainties common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology and compliance with FDA and other government regulations. Should the

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Company resume development of its product candidate or any future product candidate, even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company would generate additional recurring product revenue or achieve profitability.

Nasdaq Continued Listing Rules

On February 1, 2024, the Company received a letter from The Nasdaq Stock Market, or Nasdaq, notifying it that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for the Company’s common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until July 30, 2024, to regain compliance with Nasdaq’s bid price requirement. On July 31, 2024, the Company received a notice, or the Extension Notice, from the Listing Qualifications Department of Nasdaq informing it that Nasdaq granted the Company an additional 180 calendar days, or until January 27, 2025, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Rule. In connection with the Extension Notice, the listing of the Company’s common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of August 1, 2024. The Extension Notice had no other immediate effect on the listing of the Company’s common stock.

If at any time before January 27, 2025, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that the Company has achieved compliance with the Rule.

The Company intends to continue to actively monitor the bid price for its common stock between now and January 27, 2025, and will consider available options to resolve the deficiency and regain compliance with the Rule. These options include, but are not limited to, effecting a reverse stock split, if necessary, to attempt to regain compliance. If the Company does not regain compliance within the additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There is no assurance, however, that the Company will regain compliance with the Rule or that the Company’s common stock will not be delisted from Nasdaq.

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain shareholders’ equity of at least $2,500, or the Shareholders’ Equity Requirement, or the alternative requirements of having a market value of listed securities of $35,000 or net income from continuing operations of $500 in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or the Alternative Standards. As of September 30, 2024, the Company had shareholders’ equity of $707 and therefore the Company is not in compliance with the Shareholders’ Equity Requirement and, as of September 30, 2024, did not meet the Alternative Standards. If the Company continues to not be in compliance or if the Company fails to meet other Nasdaq continuing listing requirements, the Company’s common stock may be subject to delisting, and the Company may become subject to delisting proceedings. The Company is currently assessing its available options to regain compliance with the Shareholders’ Equity Requirement.

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

The impact from global economic conditions and potential and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide are highly uncertain and cannot be predicted, including impacts from global health crises, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, and government actions implemented as a result of the foregoing, fluctuations in inflation and interest rates, uncertainty and liquidity concerns in the broader financial services industry, and a potential recession in the United States. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

3. Available-for-Sale Marketable Securities

As of September 30, 2024, the Company’s available-for-sale marketable securities consisted of debt securities issued by U.S. government-sponsored entities. As of December 31, 2023, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions (corporate bonds).

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2024 and December 31, 2023:

As of September 30, 2024

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. government agency obligations	$5,000	$—	$(25)	$4,975
Total available-for-sale marketable securities	$5,000	$—	$(25)	$4,975

As of December 31, 2023

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$37,243	$3	$—	$37,246
U.S. government agency obligations	7,500	—	(262)	7,238
Corporate bonds	4,500	—	(1)	4,499
Total available-for-sale marketable securities	$49,243	$3	$(263)	$48,983

The following tables summarize the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023:

As of September 30, 2024

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$4,975	$(25)	$4,975	$(25)
Total	$—	$—	$4,975	$(25)	$4,975	$(25)

As of December 31, 2023

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$7,238	$(262)	$7,238	$(262)
Corporate bonds	—	—	2,000	(1)	2,000	(1)
Total	$—	$—	$9,238	$(263)	$9,238	$(263)

As of September 30, 2024 and December 31, 2023, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary is as follows:

As of September 30, 2024, the Company held one available-for-sale position, and it has been in an unrealized loss position for 12 months or greater. As of December 31, 2023, the Company held 3 out of 9 available-for-sale positions

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

that were in an unrealized loss position. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable security is recoverable.

U.S. government agency obligations. The unrealized loss on the Company’s investment in direct obligations of U.S. government agencies were due to changes in interest rates and non-credit related factors. The credit ratings of this investment in the Company’s portfolio have not been downgraded below investment grade status. The contractual terms of this investment do not permit the issuer to repay principal at a price less than the amortized cost bases of the investment, which is equivalent to the par value on the maturity date. The Company expects to recover the entire amortized cost basis of this security on the maturity date. The Company does not intend to sell this investment, and it is not “more likely than not” that the Company will be required to sell this investment before recovery of the amortized cost basis. The Company held one position for its U.S. government agency obligations that were in unrealized loss position as of September 30, 2024.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2024, the Company’s marketable debt security matures in November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity were as follows:

	As of September 30, 2024		As of December 31, 2023
Contractual maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$5,000	$4,975	$49,243	$48,983
More than one year	—	—	—	—
Total	$5,000	$4,975	$49,243	$48,983

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

There were no sales of available-for-sale marketable securities during each of the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, accrued interest receivables on the Company’s available-for-sale debt securities were $99 and $139, respectively, and were included within other receivables.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

4. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, from unrealized gains on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive loss, for the nine months ended September 30, 2024 and 2023, respectively.

Total Accumulated
Other Comprehensive
Loss
Balance, December 31, 2023	$(260)
Other comprehensive income before reclassifications	235
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	235
Balance, September 30, 2024	$(25)

Balance, December 31, 2022	$(1,672)
Other comprehensive income before reclassifications	1,233
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	1,233
Balance, September 30, 2023	$(439)

Amounts reclassified out of accumulated other comprehensive loss into net loss are determined by specific identification. There were no reclassifications out of accumulated other comprehensive loss and into net loss for each of the three and nine months ended September 30, 2024 and 2023.

5. Fair Value Measurements

As of September 30, 2024 and December 31, 2023, the Company’s financial instruments consisted of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities, and liability related to the sales of future royalties and milestones. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. The fair value of the liability related to the sales of future royalties and milestones also approximates the carrying value. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services.

The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources, and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2024 or December 31, 2023.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Fair value measurement as of September 30, 2024:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$37,061	$37,061	$—	$—
Available-for-sale marketable securities:
U.S. government agency obligations	4,975	—	4,975	—
Restricted cash:
Commercial money market account	1,500	1,500	—	—
Total financial assets	$43,536	$38,561	$4,975	$—

Fair value measurement as of December 31, 2023:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$51,775	$51,775	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	37,246	—	37,246	—
U.S. government agency obligations	7,238	—	7,238	—
Corporate bonds	4,499	—	4,499	—
Restricted cash:
Commercial money market account	1,908	1,908	—	—
Total financial assets	$102,666	$53,683	$48,983	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during each of the three and nine months ended September 30, 2024 and 2023. There were no transfers of financial assets into or out of Level 3 classification during each the three and nine months ended September 30, 2024 and 2023.

6. Restricted Cash

In May 2023, the Company entered into a lease agreement with 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common), or the Landlord, for the lease of 26,374 square feet of office space located at 400 Atlantic Street, Stamford, Connecticut 06901 for its new principal executive offices, or the New Lease. The Company is required to maintain a stand-by letter of credit as a security deposit under the New Lease for its office space in Stamford, Connecticut (refer to Note 17, Commitments and Contingencies: Leases). The fair value of the letter of credit approximates its contract value. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlords by the bank. As of September 30, 2024, the restricted cash balance for the New Lease was invested in a commercial money market account.

On September 26, 2024, the Company entered into a Consent to Lease Assignment and Amendment to Lease with the Landlord and an Assignment and Assumption of Lease Agreement with a third party, or the Assignment Agreements, in which the New Lease, leasehold improvements, and other property and equipment from the corporate office space

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

were transferred to a third party on November 1, 2024 (refer to Note 17, Commitments and Contingencies: Assignment of New Lease). As of September 30, 2024, the Company had $1,500 of restricted cash related to the New Lease in current assets. In accordance with the Assignment Agreements, the $1,500 of restricted cash became unrestricted in October 2024. As of December 31, 2023, the Company had $408 of restricted cash related to its previous lease (which was terminated in December 2023 and became unrestricted in January 2024) in current assets and $1,500 of restricted cash related to the New Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$37,061	$51,775
Restricted cash, current assets	1,500	408
Restricted cash, long-term assets	—	1,500
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$38,561	$53,683

7. Inventory, net

Inventory, net consists of the following:

	September 30, 2024	December 31, 2023
Raw materials	$2,124	$2,639
Work-in-process	16	708
	2,140	3,347
Less Inventory Reserve for Obsolescence	(1,515)	(526)
Total	$625	$2,821

As of September 30, 2024 and December 31, 2023, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. During the three and nine months ended September 30, 2024, the Company wrote down $1,020 and $2,509, respectively, of commercial supply inventory due to obsolescence.

8. Prepaid expenses

As of September 30, 2024, prepaid expenses were $2,382, consisting of $1,650 of prepaid R&D clinical costs, $561 of prepaid insurance and $171 of other prepaid costs. As of December 31, 2023, prepaid expenses were $8,154, consisting of $7,245 of prepaid R&D clinical costs, $492 of prepaid insurance, and $417 of other prepaid costs.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$2,541	$11,583
Accrued research projects	1,490	4,343
Accrued compensation and benefits	1,173	6,519
Accrued professional fees and other	1,418	3,147
Total	$6,622	$25,592

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

Issuance costs pursuant to the HCR Agreement consisting primarily of advisory and legal fees totaled $1,025 including the amount of HCR’s transaction-related expenses that the Company reimbursed. The effective interest rate includes cash flow projections for future royalty and milestone payments, which are sensitive to certain assumptions, including market size, market penetration and sales price, that are forward looking and could be affected by future market conditions. During the three and nine months ended September 30, 2024, $694 and $1,989, respectively, were repaid to HCR under the HCR Agreement.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The following table summarizes the activity of the HCR Agreement (in thousands):

Royalty purchase and sale agreement balance at December 31, 2023	$37,079
Payments	(1,989)
Non-cash interest expense	5,852
October 1st payment included in accounts payable and accrued expenses	(359)
Balance at September 30, 2024	$40,583

Effective interest rate	20.90%

11. Stockholders’ Equity

On June 7, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation, or the Certificate, with the Secretary of State of the State of Delaware, which the Company’s stockholders approved at the Company’s Annual Meeting of Stockholders on June 4, 2024. The Certificate increased the authorized number of shares of common stock of the Company from 100,000,000 shares to 200,000,000 shares. The additional shares of common stock authorized by the Certificate have rights identical to the currently outstanding common stock of the Company and any issuance of common stock authorized by the Certificate would not affect the rights of the holders of currently outstanding common stock of the Company, except for effects incidental to increasing the number of shares of the Company’s common stock outstanding, such as dilution of the earnings per share and voting rights of current holders of common stock. As of September 30, 2024, there were 54,846,639 shares of common stock and no shares of preferred stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

During the three months ended September 30, 2024, an aggregate of 8,875 time-based restricted stock units of a certain employee vested and were settled in shares of the Company’s common stock. During the nine months ended September 30, 2024, an aggregate of 225,435 time-based restricted stock units of certain employees and the Board of Directors vested and were settled in shares of the Company’s common stock (See Note 15, Stock-Based Compensation).

During the three months ended September 30, 2024, no performance-based restricted stock units vested or were settled in shares of the Company’s common stock. During the nine months ended September 30, 2024, an aggregate of 140,500 performance-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock (See Note 15, Stock-Based Compensation).

During the three months ended September 30, 2023, an aggregate of 16,142 time-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock. During the nine months ended September 30, 2023, an aggregate of 194,389 time-based restricted stock units of certain employees and the Board of Directors were settled in shares of the Company’s common stock (see Note 15, Stock-Based Compensation).

During the three and nine months ended September 30, 2023, no performance-based restricted stock units vested or were settled in shares of the Company’s common stock.

In order to fund our future operations, including our planned clinical trials at the time, on March 1, 2022, the Company filed a universal shelf registration statement, or the Shelf Registration Statement, which provides for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Shelf Registration Statement was declared effective by the Securities and Exchange Commission on May 11, 2022. The securities registered under the Shelf Registration Statement include $154,500 of unsold securities that had been registered under our previous Registration Statement on Form S-3 (File No. 333-230333) that was declared effective on April 4, 2019. On March 6, 2024, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, it became subject to the offering limits in General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell shares of its common stock under its Shelf Registration Statement with a value of more than one-third of its public float in any 12-month period, so long as its public float is less than $75,000. The Company has not offered and sold any shares of its common stock pursuant to General Instruction I.B.6 to Form S-3 during the prior 12 calendar month period that ends on and includes the date hereof.

Also in March 2022, the Company entered into the open market sales agreement with Jefferies LLC as sales agent, or the Sales Agreement, pursuant to which it could issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as the sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. In June 2024, the Company filed an amendment to the prospectus dated May 11, 2022 for the at-the-market offering, or the ATM Prospectus, to update the amount of shares of its common stock it is eligible to sell under General Instruction I.B.6 of Form S-3, as described above, and pursuant to the Sales Agreement. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell shares of its common stock pursuant to the ATM Prospectus, as amended, with a value of more than one-third of its public float in any 12-month period, so long as its public float is less than $75,000. If the Company’s public float increases above $75,000 such that it may sell additional amounts under the Sales Agreement and the ATM Prospectus, it will file another amendment to the ATM Prospectus prior to making additional sales in excess of the limitations of General Instruction I.B.6 of Form S-3. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, 386,881 shares were sold under the Sales Agreement and the Company received net proceeds of $1,117. In recognition of the decision by its Board of Directors to approve a streamlined operating plan exploring strategic alternatives, as described elsewhere in this report, the Company currently does not have any intention to sell shares pursuant to the Sales Agreement.

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

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

13. Revenue Recognition

The Company has recognized revenue under its license and collaboration agreements from (1) its share of the profit generated by KORSUVA injection sales in the United States during the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023; (2) commercial supply revenue from the Company’s sales of commercial product to CSL Vifor during the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023; (3) royalty revenue from net sales of Kapruvia in Europe during each of the three and nine months ended September 30, 2023; (4) clinical compound sales from certain license agreements during each of the nine months ended September 30, 2024 and 2023; and (5) other revenue which represents royalty payments earned by the Company under Vifor Agreement No. 2 and the Maruishi Agreement under the HCR Agreement during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company has not earned any sales-based milestones under its collaboration agreements.

As of September 30, 2024, the Company had license and collaboration agreements with CSL Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Condensed Consolidated Statements of Comprehensive Loss as revenue for each of the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$1,298	$1,932	$2,086	$10,092
Maruishi	—	539	—	539
Total collaborative revenue	$1,298	$2,471	$2,086	$10,631
Commercial supply revenue
CSL Vifor (KORSUVA injection)	$—	$1,252	$640	$5,843
Total commercial supply revenue	$—	$1,252	$640	$5,843
License and milestone fees
Maruishi	$—	$910	$—	$910
Total license and milestone fees	$—	$910	$—	$910
Royalty revenue
CSL Vifor (Kapruvia ex-U.S.)	$—	$167	$—	$415
Total royalty revenue	$—	$167	$—	$415
Clinical compound revenue
Maruishi	$—	$66	$84	$165
Total clinical compound revenue	$—	$66	$84	$165
Other revenue (non-cash)
CSL Vifor (Kapruvia ex-U.S.)	$435	$—	$1,084	$—
Maruishi	823	—	1,788	—
Total other revenue	$1,258	$—	$2,872	$—

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

For the three months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $3,004, which resulted in the Company’s profit share amount of $1,298. For the three months ended September 30, 2023, CSL Vifor recorded net sales of approximately $4,400, which resulted in the Company’s profit share amount of $1,932. For the nine months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2,146, which included negative net sales reported by CSL Vifor for the second quarter of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of Transition Drug Add-on Payment Adjustment in April 2024. For the nine months ended September 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $21,500. For the nine months ended September 30, 2024 and 2023, the Company recorded associated collaborative revenue of $2,086 and $10,092, respectively. However, the Company has recorded an expense in other general and administrative, or G&A, expense for $1,447 for the nine months ended September 30, 2024 as a result of the negative profit share amount in the second quarter of 2024.

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

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the product occurs. There was no commercial supply revenue for the three months ended September 30, 2024. The Company had commercial supply revenue of $1,252 for the three months ended September 30, 2023, with associated COGS of $1,558, and $640 and $5,843 for the nine months ended September 30, 2024 and 2023, respectively, with associated COGS of $620 and $5,566, respectively.

License and milestone fees revenue

Under Vifor Agreement No. 2, the Company’s performance obligations of granting a license to allow Vifor Fresenius Medical Care Renal Pharma Ltd. to commercialize difelikefalin injection worldwide, except in the United

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

States, Japan and South Korea, which occurred at inception of the contract in May 2018, and performing R&D services by the Company to obtain sufficient clinical data which were shared with Vifor Fresenius Medical Care Renal Pharma Ltd. to allow them to receive regulatory approval to sell difelikefalin in the licensed territory, were not distinct, and were accounted for as a single performance obligation during the period the that the R&D services were rendered (see Note 12, Collaboration and Licensing Agreements).

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

Royalty revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved. The Company recognized royalty revenue of approximately $167 and $415 for the three and nine months ended September 30, 2023, respectively, which were related to the Company’s royalties on the net sales of Kapruvia in Europe. Beginning on October 1, 2023, royalty revenue is no longer recognized until the Company has fulfilled its obligations under the HCR Agreement (see Note 10, Royalty Purchase and Sale Agreement).

Clinical compound revenue

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. There was no clinical compound revenue for the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recognized clinical compound revenue of $84 from the sale of clinical compound to Maruishi. During the three and nine months ended September 30, 2023, the Company recognized clinical compound revenue of $66 and $165, respectively, from the sale of clinical compound to Maruishi.

Other revenue

The Company recorded other non-cash revenue of $1,258 and $2,872 which represents the royalty payments earned by the Company under Vifor Agreement No. 2 and the Maruishi Agreement during the three and nine months ended September 30, 2024, respectively, in conjunction with ex-U.S. sales of KORSUVA/Kapruvia, which will be remitted to HCR under the terms of the HCR Agreement. This non-cash revenue will continue to be recorded until the Company has fulfilled its obligations under the HCR Agreement. There was no other revenue recorded for the three and nine months

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

ended September 30, 2023 as the HCR Agreement went into effect during the fourth quarter of 2023 (see Note 10, Royalty Purchase and Sale Agreement).

Contract balances

As of September 30, 2024 and December 31, 2023, the Company recorded accounts receivable, net – related party of $435 and $2,765, respectively, which primarily related to royalty payments from CSL Vifor in the current period and its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty payments from CSL Vifor in the prior period. The Company also recorded $835 and $415 within other receivables which primarily related to royalty payments from Maruishi as of September 30, 2024 and December 31, 2023, respectively. There were no other contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of September 30, 2024 and December 31, 2023.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any losses related to receivables from its license and collaboration partners as of September 30, 2024 and December 31, 2023.

14. Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For each of the three and nine months ended September 30, 2024 and 2023, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to the Company’s net losses during those periods.

The denominators used in the net loss per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic:
Weighted average common shares outstanding	54,843,841	54,235,695	54,719,330	54,038,239
Diluted:
Weighted average common shares outstanding - Basic	54,843,841	54,235,695	54,719,330	54,038,239
Common stock equivalents*	—	—	—	—
Denominator for diluted net loss per share	54,843,841	54,235,695	54,719,330	54,038,239
*	No amounts were considered as their effects would be anti-dilutive.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Basic and diluted net loss per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss - basic and diluted	$(12,476)	$(28,032)	$(63,188)	$(86,176)
Weighted-average common shares outstanding:
Basic and diluted	54,843,841	54,235,695	54,719,330	54,038,239
Net loss per share, basic and diluted:	$(0.23)	$(0.52)	$(1.15)	$(1.59)

As of September 30, 2024, 4,259,562 stock options and 967,924 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

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

Restricted Stock Units

Under the 2014 Plan, there were no restricted stock units granted during each of the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, the Company granted 903,883 restricted stock units and 601,172 restricted stock units, respectively. No restricted stock units were granted under the 2019 Inducement Plan during the three and nine months ended September 30, 2024 and 2023.

The weighted-average grant date fair value per share of restricted stock units granted to employees and non-employee members of the Company’s Board of Directors during the nine months ended September 30, 2024 and 2023 was $0.66 and $7.81, respectively.

As of September 30, 2024, the Company’s restricted stock units consist of time-based restricted stock units. All remaining performance-based restricted stock units either vested or were forfeited in the first quarter of 2024. For time-based restricted stock units, the Company recognizes compensation expense associated with these restricted stock units ratably over the award’s vesting period following the grant date. For performance-based restricted stock units, vesting was contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these performance-based awards began when, and to the extent, the performance criteria were probable of achievement and the employee had met the service conditions.

During the three and nine months ended September 30, 2024 and 2023, the Company recognized compensation expense relating to restricted stock units as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$—	$90	$249	$385
General and administrative	353	410	2,036	1,308
Total restricted stock unit expense	$353	$500	$2,285	$1,693

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the nine months ended September 30, 2024 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2023	566,324	$9.27
Awarded	903,883	0.66
Vested and released	(365,935)	7.81
Forfeited	(136,348)	10.57
Outstanding, September 30, 2024	967,924	$1.60
Restricted stock units exercisable (vested and deferred), September 30, 2024	—

Stock Options

Under the 2014 Plan, there were no stock options granted during the three months ended September 30, 2024. The Company granted 155,747 stock options during the three months ended September 30, 2023, and 3,045,125 and 1,954,668 stock options during the nine months ended September 30, 2024 and 2023, respectively. No stock options were granted under the 2019 Inducement Plan during the three and nine months ended September 30, 2024 and 2023. The fair values of stock options granted during the three months ended September 30, 2023, and nine months ended September 30, 2024 and 2023, were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Risk-free interest rate	N/A	4.20%	4.12% - 4.34%	3.38% - 4.22%
Expected volatility	N/A	80.8%	89.6% - 89.8%	76.3% - 81.3%
Expected dividend yield	N/A	0%	0%	0%
Expected life of employee and Board options (in years)	N/A	6.25	6.25	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of the Company’s Board of Directors for their Board service during the three months ended September 30, 2023 was $2.24, and during the nine months ended September 30, 2024 and 2023 was $0.66 and $5.86, respectively. No options were granted to non-employee consultants during the three and nine months ended September 30, 2024 and 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

During the three and nine months ended September 30, 2024 and 2023, the Company recognized compensation expense relating to stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$16	$1,387	$795	$4,314
General and administrative	1,120	1,447	3,494	4,122
Total stock option expense	$1,136	$2,834	$4,289	$8,436

A summary of stock option award activity related to employees, non-employee members of the Company’s Board of Directors and non-employee consultants as of and for the nine months ended September 30, 2024 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2023	7,897,647	$12.99
Granted	3,045,125	0.86
Exercised	—	—
Forfeited	(3,311,296)	5.08
Expired	(3,371,914)	14.92
Outstanding, September 30, 2024	4,259,562	$8.95
Options exercisable, September 30, 2024	2,284,882

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for each of the three and nine months ended September 30, 2024 and 2023.

16. Income Taxes

The Company has recognized a full tax valuation allowance against its deferred tax assets as of September 30, 2024 and December 31, 2023. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, the Company’s effective tax rate is zero for each of the three and nine months ended September 30, 2024 and 2023.

Historically, the Company’s benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. The Company has not exchanged its R&D tax credit for cash during the three and nine months ended September 30, 2024, and it was not eligible to exchange its R&D tax credit for cash during the three and nine months ended September 30, 2023. Therefore, there was no benefit from income taxes for either of the three and nine months ended September 30, 2024 and 2023.

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1,000,000 or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on its tax provision as of September 30, 2024; however, the Company will continue to evaluate the effect on the tax provision each reporting period.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three and nine months ended September 30, 2024 and 2023, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement.

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

The MSA had an initial term ending December 31, 2024, which automatically renewed after the initial term for successive terms of two years until December 31, 2026.

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

In December 2023, the Company entered into an agreement with Patheon to reimburse Patheon approximately $1,700 for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States, all of which had been paid as of September 30, 2024.

Restructuring Actions

In January 2024, the Company announced a workforce reduction of up to 50% of its employees in order to reduce its operating expenses and focus its efforts on development of oral difelikefalin in chronic pruritus associated with NP. As a result, the Company made estimates and judgements regarding its future plans, including future employee termination costs to be incurred in conjunction with involuntary separations when such separations are probable and estimable. In the first quarter of 2024, the Company recorded a pre-tax severance expense of $2,401, which was included within restructuring expenses on the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2024.

In connection with the streamlined operating plan approved by the Board of Directors in June 2024 (see Note 1, Business), the Board of Directors also approved a second reduction in the Company’s workforce by approximately 70%, which the Company substantially completed by June 30, 2024. As a result, the Company made additional estimates and judgments regarding its future plans, including future employee termination costs to be incurred in conjunction with involuntary separations when such separations are probable and estimable. In the second quarter of 2024, the Company recorded a pre-tax severance expense of $2,581, which was included within restructuring expenses on the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2024. In the third quarter of 2024, the Company recorded an additional pre-tax severance expense of $707, which was included within restructuring expenses on the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024. The remaining amounts to be paid as of September 30, 2024 are included within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet.

The detail of activity related to the Company’s restructuring action is as follows:

Total expense recorded in the three months ended March 31, 2024	$2,401
Payments made in the three months ended March 31, 2024	(1,702)
Remaining amounts to be paid as of March 31, 2024	699
Total expense recorded in the three months ended June 30, 2024	2,581
Payments made in the three months ended June 30, 2024	(301)
Remaining amounts to be paid as of June 30, 2024	2,979
Total expense recorded in the three months ended September 30, 2024	707
Payments made in the three months ended September 30, 2024	(3,400)
Remaining amounts to be paid as of September 30, 2024	$286

Leases (Original Corporate Headquarters in 2015 & Amendment for Additional Space in 2020)

Lease expense was recognized on a straight-line basis over the lease term of the Company’s previous lease agreements for its original headquarters, and additional office space, in Stamford, Connecticut. As a result, $407 and

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

$1,220 of operating lease cost, or lease expense, was recognized for the three and nine months ended September 30, 2023, respectively, consisting of $285 relating to R&D lease expense and $122 relating to G&A lease expense for the three months ended September 30, 2023, and $854 relating to R&D lease expense and $366 relating to G&A lease expense for the nine months ended September 30, 2023. There was no lease expense recognized on these former lease agreements for the three and nine months ended September 30, 2024 since these agreements terminated in December 2023.

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

In connection with the signing of the New Lease, the Company entered into a standby letter of credit agreement for $1,500 which serves as a security deposit for the leased office space. This standby letter of credit is secured with restricted cash in a money market account and is included within current assets as of September 30, 2024 (refer to Note 6, Restricted Cash).

The annual fixed rent rate under the New Lease is initially $1.3 million (considered by the Company to be at market rate as of the signing of the New Lease), which was set to commence on November 1, 2024, or the Rent Commencement Date, and was expected to increase 2.5% annually thereafter. The Company had expected to begin paying rent in November 2024.

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

The Company had the option to extend the Term under the New Lease for an additional five years on the same terms and conditions (other than with respect to the annual fixed rent at the annual fair market rental rate, as defined in the New Lease) as set forth in the New Lease. This renewable term was not included as part of the lease term as defined in ASC 842 since it was not reasonably certain that the Company would exercise that option on the Commencement Date.

Since the New Lease did not provide an implicit interest rate, the Company used an incremental borrowing rate equal to the 3-month Secured Overnight Financing Rate, or SOFR, plus 7.75% per annum subject to a 3-month SOFR floor of 2.75%, which was based on the rate that the Company could obtain in the market for a fully collateralized loan equal to the term of the New Lease, or 12.83%.

On July 28, 2023, the Company recorded a lease liability and a right-of-use asset, or the ROU asset, for the New Lease since it obtained control of the premises to begin work on its leasehold improvements prior to the Commencement Date. The initial lease liability of $6,672 was recorded as the sum of the present value of the future minimum lease payments over the term of the lease. Lease incentives of $2,900 were not included within lease payments since the timing of these costs being incurred and reimbursed to the Company was uncertain, and they were neither paid nor payable as of July 28, 2023. These lease incentives reduced the lease liability and ROU asset by the costs incurred once the Company actually incurred the costs and the amounts qualified for reimbursement. The reduction to the lease liability was reversed once the Company was reimbursed for the qualified costs. The reduction to the ROU asset would

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

be recognized prospectively over the remainder of the lease term. The ROU asset of $6,779 was initially recorded as the amount of the lease liability plus prepaid rent paid in May 2023. During the nine months ended September 2024, the Company was reimbursed $2,094 of qualified reimbursable lease incentives. As a result, there were no lease incentives remaining to be reimbursed to the Company as of September 30, 2024.

Beginning on July 28, 2023 and during the entire term of the New Lease, interest expense is calculated using the effective interest method and the ROU asset (including prepaid rent) would be amortized on a straight-line basis over the lease term, and both would be recorded as lease expense. As a result, lease expense of $241 and $766 for the New Lease was recorded for the three and nine months ended September 30, 2024, consisting of $241 relating to G&A lease expense for the three months ended September 30, 2024, and $368 relating to R&D expense and $398 relating to G&A expense for the nine months ended September 30, 2024. Lease expense of $214 for the New Lease was recorded for each of the three and nine months ended September 30, 2023, consisting of $150 relating to R&D lease expense and $64 relating to G&A lease expense.

Assignment of New Lease (in September 2024)

On September 26, 2024, the Company entered into the Assignment Agreements in which its corporate lease, leasehold improvements, and other property and equipment from its corporate office were transferred to a third party on November 1, 2024.

The Company determined that the modified lease agreement on September 26, 2024, or the Modification Date, was a lease with a termination date of November 1, 2024, which did not result in a separate contract. As a result, the Company remeasured the remaining consideration in the Assignment Agreements to include a cash lease payment of $3,238 and a release payment of $1,125 (that were both paid in September 2024), as well as a non-cash lease payment of $3,417 that included the fair value of the leasehold improvements and furniture and fixtures that was assigned to the third party on November 1, 2024.

The Company reassessed the classification of the Assignment Agreements on the Modification Date and determined that the modified lease continued to be an operating lease. The Company also incurred $577 of initial direct costs for the Assignment Agreements which were included within the ROU asset on September 26, 2024.

The Company remeasured the lease liability to be $7,780 on the Modification Date and adjusted the amount of the ROU asset by the amount of the remeasurement of the lease liability. Also on September 26, 2024, the Company made a cash payment of $4,363 which reduced the lease liability to $3,417, which is included within current liabilities on the Condensed Consolidated Balance Sheet since the termination date is November 1, 2024.

On September 30, 2024, the Company analyzed the recorded value of its ROU asset for impairment and determined that the carrying value was not recoverable. As a result, the Company recorded a full impairment charge of $4,274 on its ROU asset, which was included within the Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2024.

.

CARA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to leases (both current and former) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$4,363	$500	$4,363	$1,489
ROU assets obtained in exchange for new operating lease liabilities	$—	$6,779	$—	$6,779
Remaining lease term - operating leases (years)	0.1	10.4	0.1	10.4
Discount rate - operating leases	—%	12.4%	—%	12.4%

There are no other future minimum cash lease payments under the Assignment Agreements as of September 30, 2024. Future non-cash lease payments under the Assignment Agreements are $3,417, which are included within operating lease liability – current as of September 30, 2024. This non-cash lease payment is due at the end of the modified lease term, which is November 1, 2024.

18. Related Party Transactions

As of September 30, 2024, Vifor International owned 7,396,770, or 13.5%, of the Company’s common stock. CSL Vifor and its affiliates are considered related parties as of September 30, 2024 and December 31, 2023 (see Note 12, Collaboration and Licensing Agreements).

As of September 30, 2024 and December 31, 2023, amounts due from CSL Vifor of $435 and $2,765, respectively, primarily relating to royalty payments from CSL Vifor in the current period and the Company’s share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty payments from CSL Vifor in the prior period were included within accounts receivable, net – related party.

The Company’s collaborative revenue of $1,298 and $1,932 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the three months ended September 30, 2024 and 2023, respectively. The Company’s collaborative revenue of $2,086 and $10,092 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the nine months ended September 30, 2024 and 2023, respectively. The Company also recorded an expense within other G&A expense for $1,447 during the nine months ended September 30, 2024 as a result of the negative profit share amount in the second quarter of 2024.

Sales of KORSUVA injection to CSL Vifor of $640 and $5,843 were included within commercial supply revenue for the nine months ended September 30, 2024 and 2023, respectively. Sales of KORSUVA injection to CSL Vifor of $1,252 were included within commercial supply revenue for the three months ended September 30, 2023.

The Company recorded $167 and $415 as royalty revenue based on net sales of Kapruvia outside of the United States during the three and nine months ended September 30, 2023, respectively. There was no royalty revenue recorded during the three and nine months ended September 30, 2024.

The Company recorded $435 and $1,084 as other revenue from its royalty payments from CSL Vifor for the three and nine months ended September 30, 2024, respectively. There was no other revenue recorded for the three and nine months ended September 30, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	substantial uncertainties regarding our exploration of strategic alternatives to maximize shareholder value, including whether we are able to identify and implement any potential strategic alternatives, in a timely manner or at all, whether we realize all or any of the anticipated benefits of any such transaction and whether any such transactions would generate value for stockholders;
●	our ability to regain compliance with the Nasdaq listing requirements;
●	our plans to develop and commercialize our product candidate or any potential future product candidates, should we resume development activities in the future;
●	our ability to execute on our strategic plans, including efforts to significantly reduce our operating expenses;
●	should we resume development of our product candidate or any future product candidates, the timing of our clinical trials and reporting of our results from these trials;
●	should we resume development of our product candidate or any future product candidates, the potential results of preclinical studies and clinical trials and future regulatory and development milestones for our future product candidates;
●	the performance of third-party manufacturers, clinical research organizations, or CROs, should we resume development of our product candidate or any future product candidates, and other vendors;
●	should we resume development of our product candidate or any future product candidates, the size and growth of the potential markets;
●	should we resume development of our product candidate or any future product candidates, the rate and degree of market acceptance of any other future approved indications or products;

●	should we resume development of our product candidate or any future product candidates, our ability to obtain and maintain additional regulatory approval of our future product candidate, and the labeling under any approval we may obtain;
●	should we resume development of our product candidate or any future product candidates, our ability to establish additional collaborations for our future product candidates;
●	the continued service of our key scientific personnel, should we resume development of our product candidate or any future product candidates, or management personnel;
●	should we resume development of our product candidate or any future product candidates, our ability to establish commercialization and marketing capabilities for any future approved products;
●	regulatory developments in the United States and foreign countries;
●	should we resume development of our product candidate or any future product candidates, our ability to obtain and maintain coverage and adequate reimbursement from third-party payers and governments for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and, should we resume development of our product candidate or any future product candidates, the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
●	our ability to obtain funding for our operations;
●	should we resume development of our product candidate or any future product candidates, our ability to obtain and maintain intellectual property protection for our product candidate or future product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on CSL Vifor for timely and accurate information;
●	should we resume development of our product candidate or any future product candidates, the success of competing drugs that are or may become available;
●	the potential effects of any global health crises, geopolitical tensions and macroeconomic conditions on our business, operations and, should we resume development of any future product candidates, clinical development and regulatory timelines and plans; and
●	the performance of our current and future collaborators and licensees, including CSL Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Winhealth Pharma and Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations.

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

NASDAQ Continued Listing Rules

On February 1, 2024, we received a letter from The Nasdaq Stock Market, or Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until July 30, 2024, to regain compliance with Nasdaq’s bid price requirement. On July 31, 2024, we received a notice, or the Extension Notice, from the Listing Qualifications Department of Nasdaq informing us that Nasdaq granted us an additional 180 calendar days, or until January 27, 2025, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Rule. In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of August 1, 2024. The Extension Notice had no other immediate effect on the listing of the Company’s common stock.

If at any time before January 27, 2025, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule.

We intend to continue to actively monitor the bid price for our common stock between now and January 27, 2025, and will consider available options to resolve the deficiency and regain compliance with the Rule. These options include, but are not limited to, effecting a reverse stock split, if necessary, to attempt to regain compliance. If we do not regain compliance within the additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There is no assurance, however, that the Company will regain compliance with the Rule or that our common stock will not be delisted from Nasdaq.

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain shareholders’ equity of at least $2.5 million, or the Shareholders’ Equity Requirement, or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $0.5 million in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or the Alternative Standards. As of September 30, 2024, we had shareholders’ equity of $0.7 million and therefore are not in compliance with the Shareholders’ Equity Requirement and, as of September 30, 2024, we did not meet the Alternative Standards. If we continue to not be in compliance or if we fail to meet other Nasdaq continuing listing requirements, our common stock may be subject to delisting, and we may become subject to delisting proceedings. We are currently assessing our available options to regain compliance with the Shareholders’ Equity Requirement.

Corporate Update

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

Assignment of Our New Lease

On September 26, 2024, we entered into a Consent to Lease Assignment and Amendment to Lease with the Landlord and an Assignment and Assumption of Lease Agreement, or the Assignment Agreements, in which our corporate lease, leasehold improvements, and other property and equipment from our corporate office were transferred to a third party on November 1, 2024 (see Note 17 of Notes to Condensed Consolidated Financial Statements, Commitments and Contingencies – Assignment of New Lease, in this Quarterly Report on Form 10-Q).

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

For the three months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $3.0 million, which resulted in our profit share amount of $1.3 million. For the three months ended September 30, 2023, CSL Vifor recorded net sales of $4.4 million, which resulted in our profit share amount of $1.9 million. For the nine months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.1 million, which included negative net sales reported by CSL Vifor for the second quarter of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. For the nine months ended September 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $21.5 million. For the nine months ended September 30, 2024 and 2023, we recorded associated collaborative revenue of $2.1 million and $10.1 million, respectively. However, we have recorded an expense in other general and administrative, or G&A, expense for approximately $1.4 million for the nine months ended September 30, 2024 as a result of the negative profit share amount in the second quarter of 2024. As a result of the final CY 2024 rule, we expect no meaningful revenue contribution from KORSUVA injection following the TDAPA period expiration.

In April 2022, the European Commission granted a marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with advanced CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Difelikefalin injection was also approved in the UK (04/2022) and Switzerland (08/2022) under the brand name Kapruvia as well as Singapore (08/2022), Canada (08/2022), Australia (11/2022), UAE (01/2023), Kuwait (05/2023), Israel (06/2023), Japan (09/2023), and Saudi Arabia (01/2024) under the brand name KORSUVA injection. For the three and nine months ended September 30, 2023, we recorded royalty revenue of approximately $167,000 and $415,000, respectively, which represented our royalties on net sales of Kapruvia.

During the fourth quarter of 2023, we entered into a Purchase and Sale Agreement, or the HCR Agreement, with HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P., or collectively HCR, pursuant to which HCR will receive current and future royalty and milestone payments for Kapruvia and KORSUVA (ex-U.S. only) up to certain capped amounts in exchange for certain payments made to us. As a result, there was no royalty revenue recorded for the three and nine months ended September 30, 2024. However, we recorded other revenue of approximately $1.3 million and $2.9 million for the three and nine months ended September 30, 2024, respectively, of which approximately $0.4 million and $1.1 million, respectively, related to CSL Vifor royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

We have out-licensed to Maruishi and its sub-licensee Kissei the commercialization of KORSUVA injection in Japan. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients.

During the fourth quarter of 2023, we entered into the HCR Agreement where we sold our future royalties and milestones for KORSUVA in Japan to HCR. For the three and nine months ended September 30, 2024, we recorded other revenue of approximately $1.3 million and $2.9 million, respectively, of which approximately $0.8 million and $1.8 million, respectively, related to Maruishi royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below). There was no other revenue recorded for the three and nine months ended September 30, 2023 as the HCR Agreement was not entered into until the fourth quarter of 2023.

As a result of our sales of the royalties and milestones for KORSUVA/Kapruvia, we expect no meaningful revenue contribution from KORSUVA/Kapruvia royalties and milestones in the foreseeable future.

KORSUVA Injection U.S. Commercialization

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, large dialysis organizations, or LDOs, came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. This stocking at the clinic level, particularly from Fresenius Medical Care, or FMC, resulted in significant subsequent quarterly revenue fluctuations. In the third quarter of 2023, FMC decided to reallocate all remaining clinic level inventory within its network of clinics resulting in limited revenues in the fourth quarter of 2023 and the nine months ended September 30, 2024.

KORSUVA Injection and Kapruvia Revenue and Other Metrics

We generate revenue from our commercial products KORSUVA injection and Kapruvia primarily through our collaboration agreements with CSL Vifor:

●	Collaborative revenue from our share of the profit generated by KORSUVA injection sales in the United States. For the three months ended September 30, 2024 and 2023, we recorded collaborative revenue of $1.3 million and $1.9 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded collaborative revenue of $2.1 million and $10.1 million, respectively.
●	Commercial supply revenue from our sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers. There was no commercial supply revenue recorded during the three months ended September 30,

2024. For the three months ended September 30, 2023, we recorded commercial supply revenue of $1.3 million. For the nine months ended September 30, 2024 and 2023, we recorded commercial supply revenue of $0.6 million and $5.8 million, respectively.
●	Royalty revenue in conjunction with the launch of Kapruvia. For the three and nine months ended September 30, 2023, we recorded royalty revenue of approximately $167,000 and $415,000, respectively, which represented royalty payments earned by us. We recorded no royalty revenue in connection with Kapruvia for the three and nine months ended September 30, 2024 as a result of entering the HCR Agreement in the fourth quarter of 2023.

During the fourth quarter of 2023, we entered into the HCR Agreement where we sold our current and future royalties and milestone payments for Kapruvia and KORSUVA injection to HCR. For the three and nine months ended September 30, 2024, we recorded other revenue of approximately $1.3 million and $2.9 million, respectively, of which approximately $0.4 million and $1.1 million, respectively, related to CSL Vifor royalties to be paid to HCR under this agreement and approximately $0.8 million and $1.8 million, respectively, related to Maruishi royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

We are also eligible for sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements and would be subject to the HCR Agreement for ex-U.S. milestone payments. For the three and nine months ended September 30, 2024 and 2023, we did not record any sales-based or regulatory milestone revenue.

Additional metrics that we have reported in the past:

●	Net sales of KORSUVA injection in the United States. This amount is the net sales amount recorded by CSL Vifor to reflect shipments of KORSUVA injection vials from CSL Vifor to wholesalers. For the three months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $3.0 million. For the three months ended September 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $4.4 million. For the nine months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.1 million, which included negative net sales reported by CSL Vifor for the second quarter of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. For the nine months ended September 30, 2023, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $21.5 million.
●	Shipments of KORSUVA injection vials from wholesalers in the United States to the dialysis clinics. 56,976 and 90,828 KORSUVA injection vials were shipped from wholesalers to the dialysis clinics for the three months ended September 30, 2024 and 2023, respectively, and 245,568 and 203,400 KORSUVA injection vials were shipped from wholesalers to the dialysis clinics for the nine months ended September 30, 2024 and 2023, respectively. Of the vials shipped to the FMC dialysis centers for the three and nine months ended September 30, 2024, a portion was reallocated product by FMC within its network of clinics.

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

Under the terms of the HCR Agreement, Cara received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, we received an additional $20.0 million less certain advisory fees, upon satisfying the milestone event for pricing of Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan. As of the date of this filing, we expect to achieve this milestone in the fourth quarter of 2024.

The HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the HCR Agreement, if not achieved on or prior to December 31, 2029. In the event of a change of control, Cara Royalty Sub will pay to HCR an amount equal to 2.8 times the aggregate amount of payments made by HCR less the total net amounts paid by Cara Royalty Sub to HCR as of the effective date of control. In certain situations, Cara Royalty Sub would not be obligated to pay the change of control payment to HCR. After the HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub. During the three and nine months ended September 30, 2024, approximately $0.7 million and $2.0 million, respectively, was repaid to HCR under the HCR Agreement.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the three and nine months ended September 30, 2024 and 2023, no milestone payments or royalties were paid to Enteris by us in relation to the Enteris License Agreement.

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

The MSA had an initial term ending December 31, 2024, which automatically renewed after the initial term for successive terms of two years until December 31, 2026.

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

In December 2023, we entered into an agreement with Patheon to reimburse Patheon approximately $1.7 million for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States, all of which had been paid as of September 30, 2024.

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

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the United States, the number of new patients adopting or switching to KORSUVA injection, patient retention and sustained demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection commenced on April 1, 2024. The anticipated unfavorable CMS reimbursement codified in the final CY 2024 rule has resulted in a lack of sequential revenues growth for KORSUVA injection since its launch. For the three months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $3.0 million, which resulted in our profit share amount of $1.3 million. For the nine months ended September 30, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.1 million, which included negative net sales reported by CSL Vifor for the second quarter of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. We expect no meaningful revenue contribution from KORSUVA injection post its TDAPA expiration.

In the third quarter of 2023, FMC decided to reallocate all remaining clinic level inventory within its network of clinics resulting in limited revenues in the fourth quarter of 2023 and the nine months ended September 30, 2024.

As of September 30, 2024, Vifor International owned 7,396,770, or 13.5%, of our common stock. CSL Vifor and its affiliates are all considered related parties as of September 30, 2024 and December 31, 2023 (see Note 18 of Notes to Condensed Consolidated Financial Statements, Related Party Transactions, in this Quarterly Report on Form 10-Q).

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

There was no commercial supply revenue recorded for the three months ended September 30, 2024. For the three months ended September 30, 2023, we recorded commercial supply revenue of $1.3 million, with associated COGS of $1.6 million. For the nine months ended September 30, 2024 and 2023, we recorded commercial supply revenue of $0.6 million and $5.8 million, respectively, with associated COGS of $0.6 million for the 2024 period and $5.6 million for the 2023 period. We expect our COGS to be reflective of future KORSUVA injection sales.

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

We anticipate that our G&A expenses will decrease in the future as a result of our workforce reductions during the nine months ended September 30, 2024. However, G&A expenses will continue to include costs related to remaining personnel, fees to outside consultants, lawyers, and accountants, as well as costs associated with our exploration of potential strategic alternatives, which could offset the decreases from workforce reductions. In addition, if any future product candidate obtains regulatory approval for marketing, should we resume the development of any future product candidates, we may incur expenses associated with building sales and marketing, commercial operations, and market access teams.

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

Restructuring

In January 2024, we announced a workforce reduction of up to 50% of our employees in order to reduce our operating expenses and focus our efforts on development of oral difelikefalin in chronic pruritus associated with NP. On June 14, 2024, our Board of Directors approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after we announced our decision to discontinue the clinical program in NP on June 12, 2024. Our decision to discontinue the clinical program in NP followed the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. Our decision was not related to any safety or medical issues, or negative regulatory feedback related to our NP program. In connection with the streamlined operating plan, our Board of Directors also approved a second reduction in our workforce by approximately 70%, which we substantially completed by June 30, 2024. As of the date of this filing, we have ten employees that are currently working for us.

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

Impairment of Long-Lived Assets

We periodically analyze the recorded values of our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. In these cases, we record an impairment charge during the period in which any impairment of our long-lived assets is determined, negatively affecting our results of operations. This impairment charge is recognized separately on the Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2024.

Inventory Write-Down

We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and write down such inventories as appropriate. In addition, our product is subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to write down such unmarketable inventory to its estimated realizable value. This inventory write-down charge is recognized separately on the Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2024.

Non-cash Interest Expense on Liability Related to Sales of Future Royalties and Milestones

Non-cash interest expense on liability related to sales of future royalties and milestone payments, which are received in conjunction with ex-U.S. sales of KORSUVA/Kapruvia under our agreements with CSL Vifor and Maruishi, consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs resulting from the HCR Agreement (see “Royalty Purchase and Sale Agreement” above). This non-cash interest expense is recognized separately on the Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2024.

Income Taxes

Historically, our benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1.0 billion or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. We do not expect this legislation to have an effect on our tax provision as of September 30, 2024; however, we will continue to evaluate the effect on the tax provision each reporting period.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Collaborative revenue	$1,298	$2,471	-47%	$2,086	$10,631	-80%
Commercial supply revenue	—	1,252	-100%	640	5,843	-89%
License and milestone fees	—	910	-100%	—	910	-100%
Royalty revenue	—	167	-100%	—	415	-100%
Clinical compound revenue	—	66	-100%	84	165	-49%
Other revenue	1,258	—	N/A	2,872	—	N/A
Total revenue	$2,556	$4,866	-47%	$5,682	$17,964	-68%

Collaborative Revenue

We recognized collaborative revenue of $1.3 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively. This change in collaborative revenue for both periods was primarily related to our share of the profit from CSL Vifor’s sales of KORSUVA injection to third parties in the United States, which commercially launched in April 2022. The amount included in the nine months ended September 30, 2024 included negative profit share from negative net sales recorded by CSL Vifor for the second quarter of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. Collaborative revenue for the three and nine months ended September 30, 2023 included $0.5 million that we earned in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Commercial Supply Revenue

There was no commercial supply revenue recognized for the three months ended September 30, 2024. We recognized commercial supply revenue of $1.3 million for the three months ended September 30, 2023, and $0.6 million and $5.8 million for the nine months ended September 30, 2024 and 2023, respectively. This change in commercial supply revenue for both periods was related to our sales of KORSUVA injection to CSL Vifor, which commercially launched in April 2022.

License and milestone fees revenue

We recognized license and milestone fees revenue of $0.9 million for each of the three and nine months ended September 30, 2023, in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the license and milestone fee performance obligation under the Maruishi Agreement (see Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Royalty revenue

We recognized royalty revenue of approximately $167,000 and $415,000 for the three and nine months ended September 30, 2023, respectively, which was related to our royalties on the net sales of Kapruvia in Europe prior to

October 1, 2023. Beginning on October 1, 2023, royalty revenue will no longer be recognized until we have fulfilled our obligations under the HCR Agreement (see “Royalty Purchase and Sale Agreement” above). As a result, there was no royalty revenue for the three and nine months ended September 30, 2024.

Clinical compound revenue

There was no clinical compound revenue for the three months ended September 30, 2024. We recognized clinical compound revenue of approximately $84,000 for the nine months ended September 30, 2024, and $66,000 and $165,000 for the three and nine months ended September 30, 2023, respectively, which were related to sales of clinical compound to Maruishi.

Other revenue

We recognized non-cash revenue of approximately $1.3 million and $2.9 million for the three and nine months ended September 30, 2024, which represent royalty payments earned in conjunction with ex-U.S. sales of KORSUVA/Kapruvia under our agreements with CSL Vifor and Maruishi, which were sold to HCR under the HCR Agreement. There was no non-cash revenue recognized for the three and nine months ended September 30, 2023.

Cost of Goods Sold (COGS)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Cost of Goods Sold	$—	$1,558	-100%	$620	$5,566	-89%

There were no COGS recorded for the three months ended September 30, 2024 as there were no commercial sales during the period. We recorded COGS of $1.6 million for the three months ended September 30, 2023, and $0.6 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively, which were related to our commercial supply revenue for KORSUVA injection sales to CSL Vifor for these periods.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Direct clinical trial costs	$1,444	$16,210	-91%	$22,905	$50,496	-55%
Consultant services in support of clinical trials	7	1,381	-99%	1,076	3,810	-72%
Stock-based compensation	16	1,477	-99%	1,044	4,699	-78%
Depreciation and amortization	—	28	-100%	50	86	-42%
Other R&D operating expenses	(105)	6,355	-102%	7,559	21,004	-64%
Total R&D expense	$1,362	$25,451	-95%	$32,634	$80,095	-59%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the $16.1 million decrease in direct clinical trial costs and consultant services in support of clinical trials was primarily due to decreases related to the discontinuation of our oral difelikefalin atopic dermatitis program due to the clinical trial results announced in December 2023, the discontinuation of our oral difelikefalin program in advanced chronic kidney disease in January 2024, the discontinuation of our oral difelikefalin NP program due to the clinical trial results announced in June 2024, and decreases in supportive studies and other general costs associated with oral difelikefalin. The decrease in stock compensation expense is primarily related to the reductions in workforce in January 2024 and June 2024, as well as additional workforce reductions during the three months ended September 2024. The decrease in other R&D operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily related to decreases in payroll and related costs, travel costs and other related conference costs.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the $30.3 million decrease in direct clinical trial costs and consultant services in support of clinical trials was primarily due to decreases related to the discontinuation of our oral difelikefalin atopic dermatitis program due to the clinical trial results announced in December 2023, the discontinuation of our oral difelikefalin program in advanced chronic kidney disease in January 2024, and decreases in supportive studies and other general costs associated with oral difelikefalin, partially offset by increases related to our former oral difelikefalin NP program, which was discontinued due to the clinical trial results announced in June 2024. The decrease in stock compensation expense is primarily related to the reductions in workforce in January 2024 and June 2024, as well as a few additional workforce reductions during the three months ended September 30, 2024, partially offset by performance-based restricted stock units that were achieved in March 2024. The decrease in other R&D operating expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily related to decreases in payroll and related costs, travel costs and other related conference costs.

The following table summarizes our R&D expenses by program for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
External research and development expenses:
Oral difelikefalin – Pruritus	$1,451	$17,564	-92%	$23,963	$54,239	-56%
Internal research and development expenses	(89)	7,887	-101%	8,671	25,856	-66%
Total research and development expenses	$1,362	$25,451	-95%	$32,634	$80,095	-59%

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Professional fees and public/investor relations	$1,451	$1,485	-2%	$3,583	$4,925	-27%
Stock-based compensation	1,473	1,857	-21%	5,531	5,429	2%
Depreciation and amortization	73	31	136%	142	91	56%
Other G&A operating expenses	3,478	3,382	3%	10,443	10,746	-3%
Total G&A expense	$6,475	$6,755	-4%	$19,699	$21,191	-7%

G&A expense was essentially flat between the three months ended September 30, 2024 and 2023. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the decrease in stock compensation expense is primarily related to the reductions in workforce in January 2024 and June 2024, as well as additional workforce reductions during the three months ended September 2024. The increase in other G&A operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to Patheon minimum manufacturing orders of $0.6 million in 2024, partially offset by decreases in payroll and related costs, travel costs and other related conference costs.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the decrease in professional fees and public/investor relations was primarily due to decreases in legal costs. The increase in stock compensation expense is primarily related to performance-based restricted stock units that were achieved in March 2024, partially offset by the reductions in workforce in January 2024 and June 2024, as well as additional workforce reductions during the three months ended September 30, 2024. The decrease in other G&A operating expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily related to decreases in payroll and related costs, travel costs and other related conference costs, partially offset by our negative profit share amount recorded for CSL Vifor’s negative net sales for the second quarter of 2024 and $0.6 million due to Patheon for minimum manufacturing orders in 2024.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Restructuring expenses	$707	$—	N/A	$5,689	$—	N/A

For the three months ended September 30, 2024, restructuring expenses were $0.7 million, which were related to the additional workforce reductions in the third quarter of 2024. There were no restructuring expenses recorded during the three months ended September 30, 2023.

For the nine months ended September 30, 2024, restructuring expenses were $5.7 million which were related to our strategic prioritization of NP in January 2024 and the resulting discontinuation of our NP program in June 2024, our exploration of strategic alternatives to maximize shareholder value, and the associated workforce reductions during the year. There were no restructuring expenses recorded during the nine months ended September 30, 2023.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Other income, net	$766	$866	-12%	$2,407	$2,712	-11%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the decrease in other income, net was primarily due to a decrease in interest income resulting from a lower balance in our portfolio of investments in 2024 as compared to 2023.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the decrease in other income, net was primarily due to a decrease in interest income resulting from a lower balance in our portfolio of investments in 2024 as compared to 2023, partially offset by an increase in accretion income from our available-for-sale marketable securities in the 2024 period as compared to the prior period.

Impairment of Long-Lived Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Impairment of long-lived assets	$4,274	$—	N/A	$4,274	$—	N/A

For the three and nine months ended September 30, 2024, we recognized a $4.3 million impairment charge on our right of use asset as a result of the assignment of our corporate lease in September 2024.

Inventory Write-Down

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Inventory write-down	$1,020	$—	N/A	$2,509	$—	N/A

For the three and nine months ended September 30, 2024, we wrote down approximately $1.0 million and $2.5 million, respectively, of commercial supply inventory due to obsolescence.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties and Milestones

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	Dollar amounts in thousands			Dollar amounts in thousands
Non-cash interest expense on liability related to sales of future royalties and milestones	$1,960	$—	N/A	$5,852	$—	N/A

We recognized $2.0 million and $5.9 million of non-cash interest expense on the liability related to sales of future royalties and milestones for the three and nine months ended September 30, 2024, respectively, which represented imputed interest on the carrying value of the liability to HCR, and the amortization of the related issuance costs associated with the HCR Agreement. There was no non-cash interest expense on liability recognized during the three and nine months ended September 30, 2023 as the HCR Agreement was entered into in the fourth quarter of 2023 (see “Royalty Purchase and Sale Agreement” above).

Benefit from Income Taxes

We have not exchanged our R&D tax credit for cash for the three and nine months ended September 30, 2024, and were not eligible to exchange our R&D tax credit for cash for the three and nine months ended September 30, 2023, therefore there was no benefit from income taxes for each of the three and nine months ended September 30, 2024 and 2023.

We recognized a full valuation allowance against deferred tax assets at September 30, 2024 and December 31, 2023. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate is zero for each of the three and nine months ended September 30, 2024 and 2023.

Capital Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been third-party clinical R&D services, clinical costs related to the oral difelikefalin program, and compensation and related expenses.

As of September 30, 2024, we have no commitments for capital expenditures in either the short-term or long-term. The following discussion summarizes our current and long-term material cash requirements as of September 30, 2024, which we expect to fund primarily with current unrestricted cash and cash equivalents and available-for-sale marketable securities:

	Material Cash Requirements (amounts in thousands)
	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligation(1)	$—	$—	$—	$—	$—	$—	$—
Manufacturing purchase obligations(2)	1,509	1,509	—	—	—	—	—
Other obligations(3)	1,500	1,500	—	—	—	—	—
Total	$3,009	$3,009	$—	$—	$—	$—	$—
(1)	As a result of the Assignment Agreements in September 2024, there are no further cash requirements pertaining to our operating lease for corporate office space that terminates on November 1, 2024. The non-cash lease payment of $3.4 million that pertains to property and equipment being transferred to the assignee on November 1, 2024 was not included in the table above. See Note 17 of Notes to Condensed Consolidated Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our operating lease.
(2)	Based on our MSA with Patheon that we entered into in July 2019, we had a purchase capacity reservation through December 31, 2024. Of the $1.5 million included in the table above, $0.6 million has been included within accounts payable and accrued expenses for minimum manufacturing orders through September 30, 2024. We expect the remaining manufacturing obligations to be incurred and paid for in the fourth quarter of 2024. See Note 17 of Notes to Condensed Consolidated Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our MSA with Patheon. We have no other material non-cancelable purchase commitments with any other contract manufacturers or service providers, as we have generally contracted on a cancelable purchase order basis.
(3)	We were required to maintain a stand-by letter of credit as a security deposit under our new lease for office space in Stamford, Connecticut. As a result of the Assignment Agreements in September 2024, the $1.5 million of restricted cash became unrestricted in October 2024. See Note 6 of Notes to Condensed Consolidated Financial Statements, Restricted Cash, in this Quarterly Report on Form 10-Q for details about our letter of credit for our lease for our principal office in Stamford, Connecticut.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future potential payments that were considered cash requirements in the table above as of September 30, 2024. We did not make any milestone payments to Enteris during the three and nine months ended September 30, 2024 and 2023. See Note 17 of Notes to Condensed Consolidated Financial Statements, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for details about our Enteris License Agreement.

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

Since inception, we have incurred significant operating and net losses. We incurred net losses of $12.5 million and $28.0 million for the three months ended September 30, 2024 and 2023, respectively, and $63.2 million and $86.2 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $747.9 million. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, should we resume the development of any future product candidates, and the future sales of KORSUVA.

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

Under the terms of the HCR Agreement, Cara Royalty Sub received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, we received an additional $20.0 million, less certain advisory fees, upon satisfying the milestone event for pricing for Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan. As of the date of this filing, we expect to achieve this milestone in the fourth quarter of 2024.

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

On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering pursuant to the Shelf Registration Statement. Jefferies is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. In June 2024, we filed an amendment to the prospectus dated May 11, 2022 for the at-the-market offering, or the ATM Prospectus, to update the amount of shares of our common stock we are eligible to sell under General Instruction I.B.6 of Form S-3, as described above, and pursuant to the Sales Agreement. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell shares of our common stock pursuant to the ATM Prospectus, as amended, with a value of more than one-third of our public float in any 12-month period, so long as our public float is less than $75.0 million. If our public float increases above $75.0 million such that we may sell additional amounts under the Sales Agreement and the ATM Prospectus, we will file another amendment to the ATM Prospectus prior to making additional sales in excess of the limitations of General Instruction I.B.6 of Form S-3. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, 386,881 shares were sold under the Sales Agreement and we received net proceeds of $1.1 million. In recognition of the decision by our Board of Directors to approve a streamlined operating plan exploring strategic alternatives, as described elsewhere in this report, we currently do not have any intention to sell shares pursuant to the Sales Agreement.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	Dollar amounts in thousands
Net cash used in operating activities	$(56,874)	$(74,708)
Net cash provided by investing activities	43,741	73,666
Net cash (used in) provided by financing activities	(1,989)	1,676
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,122)	$634

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 consisted primarily of a net loss of $63.2 million and a $13.3 million cash outflow from net changes in operating assets and liabilities, partially offset by a $19.6 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a decrease of $19.1 million in accounts payable and accrued expenses primarily due to operating payments made during the period and a $4.3 million cash lease payment made to assign our corporate lease to a third party on November 1, 2024, partially offset by a decrease in prepaid expenses of $5.8 million, primarily related to a decrease in prepaid clinical costs, a decrease in accounts receivable, net – related party of $2.3 million, and an increase of $2.1 million for lease incentives reimbursed to us during the 2024 period. Net non-cash charges primarily consisted of stock-based compensation expense of $6.6 million, non-cash interest expense related to the HCR Agreement of $5.9 million, an impairment of our right-of-use asset of $4.3 million, and an inventory write-down of $2.5 million.

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

Net cash provided by investing activities

Net cash provided by investing activities was $43.7 million for the nine months ended September 30, 2024, which primarily included cash inflows of $77.0 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $32.3 million for the purchases of available-for-sale marketable securities and $1.0 million for the purchases of property and equipment.

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

Net cash (used in) provided by financing activities

Net cash used in financing activities for the nine months ended September 30, 2024 consisted of payments made to HCR under the royalty purchase and sale agreement of approximately $2.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds of $1.1 million from the sales of common stock under our open market sales agreement and proceeds of $0.6 million received from the exercise of stock options.

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

As of September 30, 2024, we had invested $5.0 million of our cash reserves in such marketable securities. Those marketable securities included $5.0 million of investment grade debt instruments with a yield of approximately 0.90% and maturities through November 2024. As of December 31, 2023, we had invested $49.0 million of our cash reserves in such marketable securities. Those marketable securities included $49.0 million of investment grade debt instruments with a yield of approximately 4.41% and maturities through November 2024.

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

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of September 30, 2024 and December 31, 2023, would have resulted in immaterial decreases in the fair values of our portfolio of marketable securities at those dates.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. As of September 30, 2024 and December 31, 2023, the aggregate unrealized losses on our available-for-sale marketable securities were approximately $25,000 and $0.3 million, respectively. For each of the three and nine months ended September 30, 2024 and 2023, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Available-for-Sale Marketable Securities, in this Quarterly Report on Form 10-Q.

As of September 30, 2024 and December 31, 2023, we had accounts receivable, net - related party from CSL Vifor of approximately $0.4 million and $2.8 million, respectively, which primarily related to royalty payments from CSL Vifor in the current period and our profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, our commercial supply of KORSUVA injection to CSL Vifor, and royalty payments from CSL Vifor in the prior period. We also had approximately $0.8 million and $0.4 million recorded within other receivables for Japan royalties/milestones owed to us from Maruishi which was included within other receivables as of September 30, 2024 and December 31, 2023, respectively. We believe that credit risk associated with CSL Vifor and Maruishi are not significant. We review the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. We had an insignificant allowance for credit losses as of September 30, 2024 and December 31, 2023.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and any strategic transactions that we may consummate in the future could have negative consequences.

●	Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, we may fail to realize all or any of the anticipated benefits of any such transaction, such benefits may take longer to realize than expected, we may encounter integration difficulties or we may be exposed to other operational and financial risks.

●	The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.

●	We may become involved in litigation, including securities class action litigation, that could divert our management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

●	We have incurred significant losses since inception, and we anticipate that we may incur losses in the foreseeable future. We may never achieve profitability.

●	If we fail to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

●	The market price of our common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them.

●	If we decide to resume development of our product candidate or any future product candidate, we will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs.

●	Should we resume development of our product candidate or future product candidates, if we are unable to successfully complete clinical development, obtain regulatory approvals and commercialize our product candidate or future product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	Should we resume development of our product candidate or any future product candidate, we expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

●	Should we resume development of our product candidate or any future product candidate, manufacturers upon whom we may rely could fail to produce a product candidate in the volumes that we may require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, and we could face delays in the development of our product candidate.

●	Should we resume development of our product candidate or any future product candidate, even if we obtain regulatory approvals for such, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.

●	If we or our collaborators are unable to establish effective marketing and sales capabilities, or if we are unable to enter into or maintain agreements with third parties to market and sell our product and, should we resume development of our product candidate or any future product candidate, any product candidate, if they are approved, we may be unable to generate product revenues.

●	Any collaboration arrangements that we are a party to or may enter into in the future may not be successful, which could adversely affect our ability to develop and ultimately commercialize our product candidate or any potential future product candidate.

●	We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other R&D organizations. Our operating results will suffer if we fail to compete effectively.

●	Should we resume development of our product candidate or any future product candidate, if we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. Should we resume development activities in the future, if we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize any product candidates as expected, and our ability to generate revenue will be materially impaired.

●	We are subject to stringent and evolving U.S. and foreign laws, regulations and standards, contracts, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue and profits, and otherwise adversely affect our business, operations and financial performance.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Related to Our Strategic Review Process

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and any strategic transactions that we may consummate in the future could have negative consequences.

In June 2024, we announced that we are undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. We have been devoting, and expect to continue to devote, substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. For example, certain types of strategic transactions may require third party consents, such as stockholder approval, which could be difficult or costly to obtain. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

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

We are a biopharmaceutical company. Until recently, we had focused our efforts primarily on developing KORSUVA injection, Kapruvia and oral difelikefalin for a number of indications with the goal of achieving regulatory approval and, more recently, commercializing KORSUVA injection and Kapruvia. However, the commercial launches of KORSUVA injection and Kapruvia did not achieve meaningful success and, in January 2024, we made the strategic decision to focus our efforts on developing oral difelikefalin for the treatment of pruritus associated with NP. In June 2024, we discontinued the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. We are undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. Since inception, we have incurred significant operating and net losses. We incurred net losses of $118.5 million, $85.5 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. We also incurred net losses of $12.5 million and $28.0 million for the three months ended September 30, 2024 and 2023, respectively, and $63.2 million and $86.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $747.9 million. In connection with the termination of all ongoing clinical programs noted above, our research and development expenses have decreased. We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives.

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

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of product revenue, if ever, we may seek to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including fluctuations in inflation and interest rates, the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide, including resulting from the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan.

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

If we do not achieve and maintain one or more of these factors in a timely manner or at all, we could experience significant delays in our ability to, or be unable to obtain regulatory approvals for, and/or to successfully commercialize any products or product candidates, should we resume development of our product candidate or any future product candidate, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.

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

In addition, unfavorable changes in our industry or the global economy, including as a result of macroeconomic factors related to fluctuations in inflation and interest rates, political turmoil, or public health crises such as pandemics or other similar outbreaks, could contribute to some of the events listed above and should we resume development activities in the future further impact our ability to progress any future clinical trials, submit for marketing approval or commercialize any product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process any additional regulatory submissions we may make, which could affect our ability to obtain marketing approval for any potential product candidate.

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

Under the terms of the HCR Agreement, Cara received an initial payment of $17.5 million in November 2023. In December 2023, we received an additional $20.0 million less certain advisory fees, upon satisfying the milestone event for pricing for Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan. As of the date of this filing, we expect to achieve this milestone in the fourth quarter of 2024.

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

In January 2024, as part of our pipeline prioritization, we reduced our headcount by approximately 50%, including the separation of our former Chief Scientific Officer and SVP of Research & Development. Further, in June 2024, in connection with our streamlined operating plan, we further reduced our headcount by approximately 70%. As of the date of this filing, we have ten employees that are currently working for us. Although we believe these employee transitions are in the best interest of our company and our stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, and partners and, as a result, create added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. In addition, our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the remaining members of our leadership team and clinical and preclinical operations teams that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. We may not be able to attract or retain qualified management and commercial, scientific, and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

Risks Related to Ownership of Our Common Stock

If we fail to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

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

Separately, Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain shareholders’ equity of at least $2.5 million, or the Shareholders’ Equity Requirement, or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $0.5 million in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or the Alternative Standards. As of September 30, 2024, we had shareholders’ equity of $0.7 million and therefore are not in compliance with the Shareholders’ Equity Requirement and, as of September 30, 2024, we did not meet the Alternative Standards. If we continue to not be in compliance or if we fail to meet other Nasdaq continuing listing requirements, our common stock may be subject to delisting, and we may become subject to delisting proceedings. We are currently assessing our available options to regain compliance with the Shareholders’ Equity Requirement.

There can be no assurance that we will be able to regain compliance with the listing requirements above or will otherwise be in compliance with other Nasdaq listing criteria. If the Nasdaq Capital Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including: reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, such as those related to fluctuations in inflation and interest rates and concerns of a recession in the United States or other major markets, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, and geopolitical instability, including resulting from the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Amendment to Bylaws

On November 13, 2024, our Board of Directors approved an amendment to our Amended and Restated Bylaws (the “Bylaws”), effective immediately, to reduce the quorum requirement for stockholder meetings from a majority of the outstanding shares entitled to vote to one-third of the voting power of the issued and outstanding shares entitled to vote. The Amended and Restated Bylaws are filed herewith as Exhibit 3.2 and are incorporated herein by reference.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2†	Amended and Restated Bylaws.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	June 7, 2024

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

CARA THERAPEUTICS, INC.

Date: November 14, 2024	By	/s/ CHRISTOPHER POSNER
Christopher Posner
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 14, 2024	By	/s/ RYAN MAYNARD
Ryan Maynard
Chief Financial Officer
(Principal Financial and Accounting Officer)