Form 10-K
period 2024-12-31
Cara Therapeutics, Inc.
filed 2025-03-11
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes  ☐    No  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates, based on the closing sales price of the stock on the Nasdaq Stock Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $12,141,593. For purposes of this calculation, shares of common stock held by directors and officers and their affiliated entities at June 30, 2024 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 6, 2025 was 4,573,606.

Documents Incorporated By Reference

None

CARA THERAPEUTICS, INC.

2024 ANNUAL REPORT ON FORM 10-K

PART I

In this Annual Report on Form 10-K, unless the context otherwise dictates, the terms “we,” “us,” “Cara,” the “Company” and “our” refer to Cara Therapeutics, Inc.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ability to successfully consummate the proposed merger with Tvardi Therapeutics, Inc., or Tvardi, or any strategic transaction that we may consummate in the future;
●	our ability to successfully consummate the Asset Disposition (as defined below);
●	the approval and closing of the proposed merger, including the timing thereof, our ability to obtain a sufficient number of proxies to approve the proposed merger, other conditions to the completion of the proposed merger and relative ownership levels as of the closing of the proposed merger;
●	our expectations regarding the timing and costs of the consummation of the transactions contemplated by the Merger Agreement (as defined below) and Asset Disposition (as defined below);
●	our ability to realize the anticipated benefits of the proposed merger and our ability to manage the risks of the proposed merger;
●	the effects that the pendency of the proposed merger may have on our business prior to the closing of the proposed merger, or if the proposed merger does not close;
●	the impact of any legal proceedings that may be instituted against us, Tvardi or any of each company’s respective directors or officers related to the Merger Agreement (as defined below) or the transactions contemplated thereby;
●	timing of and costs or charges associated with our restructurings, and the savings benefits we expect to receive from those restructurings;
●	our ability to receive the benefits from our asset dispositions undertaken in contemplation of the proposed merger;

●	substantial uncertainties regarding our continued exploration of strategic alternatives to maximize shareholder value if the proposed merger is not consummated, including whether we are able to identify and implement any other potential strategic alternatives, in a timely manner or at all, whether we realize all or any of the anticipated benefits of any such transaction and whether any such transactions would generate value for stockholders;
●	our ability to regain compliance with the Nasdaq listing requirements;
●	our plans to develop and commercialize our product candidate or any potential future product candidates, should we resume development activities in the future;
●	our ability to execute on our strategic plans, including efforts to significantly reduce our operating expenses;
●	should we resume development of our product candidate or any future product candidates, the timing of our clinical trials and reporting of our results from these trials;
●	should we resume development of our product candidate or any future product candidates, the potential results of preclinical studies and clinical trials and future regulatory and development milestones for our future product candidates;
●	the performance of third-party manufacturers, clinical research organizations, or CROs, should we resume development of our product candidate or any future product candidates, and other vendors;
●	should we resume development of our product candidate or any future product candidates, the size and growth of the potential markets;
●	should we resume development of our product candidate or any future product candidates, the rate and degree of market acceptance of any other future approved indications or products;
●	should we resume development of our product candidate or any future product candidates, our ability to obtain and maintain additional regulatory approval of our future product candidate, and the labeling under any approval we may obtain;
●	should we resume development of our product candidate or any future product candidates, our ability to establish additional collaborations for our future product candidates;
●	the continued service of our key scientific personnel, should we resume development of our product candidate or any future product candidates, or management personnel;
●	should we resume development of our product candidate or any future product candidates, our ability to establish commercialization and marketing capabilities for any future approved products;
●	regulatory developments in the United States and foreign countries;
●	should we resume development of our product candidate or any future product candidates, our ability to obtain and maintain coverage and adequate reimbursement from third-party payers and governments for any other future approved indications or products;
●	our planned use of our cash and cash equivalents and marketable securities and, should we resume development of our product candidate or any future product candidates, the clinical milestones we expect to fund with such proceeds;
●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	our ability to obtain funding for our operations;
●	should we resume development of our product candidate or any future product candidates, our ability to obtain and maintain intellectual property protection for our product candidate or future product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to maintain proper and effective internal controls, especially due to our high dependence on CSL Vifor for timely and accurate information;
●	should we resume development of our product candidate or any future product candidates, the success of competing drugs that are or may become available;
●	the potential effects of any global health crises, geopolitical tensions and macroeconomic conditions on our business, operations and, should we resume development of any future product candidates, clinical development and regulatory timelines and plans; and
●	the performance of our current and future collaborators and licensees, including CSL Vifor, Maruishi Pharmaceuticals Co. Ltd., or Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, as well as sub-licensees, including Winhealth Pharma and Kissei Pharmaceutical Co. Ltd., or Kissei, and our ability to maintain such collaborations.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	Failure to complete, or delays in completing, the Merger with Tvardi could materially and adversely affect our results of operations, business, financial results and/or stock price.

●	Failure to complete the Merger may result in Cara or Tvardi paying a termination fee to the other party and could harm the common stock price of Cara.

●	The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes.

●	The market price of Cara’s common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them; The market price of Cara common stock following the Merger may decline as a result of the Merger.

●	Cara and Tvardi equity holders will have a materially reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

●	The combined company may become involved in securities litigation that could divert management’s attention and harm the combined company’s business and insurance coverage may not be sufficient to cover all costs and damages; Lawsuits may be filed against Cara and the members of the Cara Board arising out of the Merger, which may delay or prevent the proposed merger.

●	Cara’s winddown of its historical operations, the sale of assets, the suspension of development activities and the proposed Merger, resulting in the conversion of Tvardi into a public company, will make Cara subject to the SEC requirements applicable to reporting shell company business combinations. As a result, the combined company will be subject to more stringent reporting requirements, offering limitations and resale restrictions.

●	If Cara fails to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market, Cara may be delisted and the price of its common stock, its ability to access the capital markets and its financial condition could be negatively impacted; Nasdaq may delist the combined company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the combined company to additional trading restrictions.

●	Cara may not be successful in completing the Merger, and any strategic transactions that it may consummate in the future could have negative consequences. If Cara does not successfully consummate the Merger or another strategic transaction, Cara’s Board may decide to pursue a dissolution and liquidation of Cara. In such an event, the amount of cash available for distribution to Cara’s stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Cara can give you no assurance.

●	The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which Cara will be able to successfully satisfy its existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of Cara’s negotiations to reduce or terminate such commitments.

●	Cara is substantially dependent on its remaining employees to facilitate the consummation of the Merger.

●	Cara has incurred significant losses from Cara’s inception, and Cara anticipates that it may incur losses in the foreseeable future.

●	If Cara decides to resume development of Cara’s product candidate or any future product candidate, Cara will need additional funding and may be unable to raise capital when needed, which would force Cara to delay, reduce or eliminate its product development programs.

●	Should Cara resume development of its product candidate or future product candidates, if Cara is unable to successfully complete clinical development, obtain regulatory approvals and commercialize its product candidate or future product candidates, or experience significant delays in doing so, its business will be materially harmed.

●	Should Cara resume development of its product candidate or any future product candidate, Cara expects to continue to rely on third parties to conduct its preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

●	Should Cara resume development of its product candidate or any future product candidate, manufacturers upon whom Cara may rely could fail to produce a product candidate in the volumes that Cara may require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, and Cara could face delays in the development of a product candidate.

●	Any collaboration arrangements that Cara is a party to or may enter into in the future may not be successful, which, should Cara resume development activities, could adversely affect Cara’s ability to develop and ultimately commercialize its product candidate or any potential future product candidate.

●	Should Cara resume development of its product candidate or any future product candidate, if Cara experiences delays or difficulties in the enrollment of patients in clinical trials, Cara’s receipt of necessary regulatory approvals could be delayed or prevented.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. Should Cara resume development activities in the future, if Cara is not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, Cara will not be able to commercialize any product candidates as expected, and Cara’s ability to generate revenue will be materially impaired.

●	Cara is subject to stringent and evolving U.S. and foreign laws, regulations and standards, contracts, industry standards, policies and other obligations related to data privacy and security. Cara’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of Cara’s business operations, reputational harm, loss of revenue and profits, and otherwise adversely affect Cara’s business, operations and financial performance.

●	Cara may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Item 1. Business.

Overview

Cara is a biopharmaceutical company that has been focused on leading a new treatment paradigm to improve the lives of patients suffering from chronic pruritus. Cara has developed an IV formulation of difelikefalin, which is approved for the treatment of moderate-to-severe pruritus associated with advanced chronic kidney disease in adults undergoing hemodialysis in the United States, the European Union, or EU, and multiple other countries. The IV formulation is out-licensed worldwide.

On June 14, 2024, Cara’s Board of Directors approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after Cara announced its decision to discontinue the clinical program in notalgia paresthetica, or NP, on June 12, 2024. Cara’s decision to discontinue the clinical program in NP followed the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. The decision was not related to any safety or medical issues, or negative regulatory feedback related to the NP program. In connection with the streamlined operating plan, Cara’s Board of Directors also approved a second reduction in Cara’s workforce by approximately 70%, which was substantially completed by June 30, 2024 (see Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies – Restructuring Actions, in this Annual Report on Form 10-K.)

On December 30, 2024, Cara effected a one-for-twelve (12) reverse stock split and corresponding proportionate reduction in the total number of authorized shares of Cara’s common stock. All share and per share amounts in this Annual Report on Form 10-K, unless otherwise noted, reflect the reverse stock split (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate Update).

Strategic Alternatives

After a comprehensive review by Cara’s Board of Directors of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on December 17, 2024, Cara, CT Convergence Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Cara, or Merger Sub, and Tvardi entered into an Agreement and Plan of Merger and Reorganization, as may be amended from time to time, or the Merger Agreement, pursuant to which Merger Sub will merge with and into Tvardi, with Tvardi surviving as a wholly owned subsidiary of Cara. The closing of the Merger is subject to approval by Cara’s and Tvardi’s stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement that we have filed with the SEC, and Nasdaq’s approval of the listing of the shares of Cara common stock to be issued in connection with the transaction. Additionally, as a condition of the closing of the Merger, Tvardi must have received satisfactory evidence that the Asset Disposition (as defined below) will be consummated substantially concurrently with the closing of the Merger. If the Merger is completed, the business of Tvardi will continue as the business of the combined company.

On December 17, 2024, Cara and its subsidiary, Cara Royalty Sub, LLC (Cara Royalty Sub, and together with Cara, each, a Seller and together, the Sellers), entered into an Asset Purchase Agreement (APA) with Vifor Fresenius Medical Care Renal Pharma, Ltd., a majority-owned, indirect subsidiary of CSL Limited (CSL Vifor), pursuant to which, at the consummation of the transaction, Sellers will sell to CSL Vifor and CSL Vifor will acquire from Sellers certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities (Asset Disposition) for a purchase price of $900,000 (subject to certain adjustments with respect to inventory). Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR (as defined below) have entered into a letter agreement with Cara providing that CSL Vifor and HCR will, subject to the satisfaction of conditions to closing under the APA, enter into an amended and restated purchase agreement to amend and replace the existing Purchase and Sale Agreement, dated as of November 1, 2023 (as amended, Original HCR Agreement), by and among Cara Royalty Sub, HCRX Investments HoldCo, L.P. (HCRX) and HealthCare Royalty Partners IV, L.P. (HCR IV and together with HCRX, HCR). Upon entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor will be obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the Original HCR Agreement) shall be terminated, and (iii) Sellers shall have no further payment or other obligations to HCR under the Original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara has agreed to pay CSL Vifor $3.0 million to compensate CSL Vifor for the estimated incremental future expenses to be incurred by CSL Vifor as a result of the transfer of the assets to be acquired and the liabilities to be assumed by it in connection with the Asset Disposition. The Asset Disposition is subject to certain conditions to closing, including either (i) the consummation of the Merger concurrently with the Asset Disposition or (ii) the receipt of the requisite stockholder approval needed to approve the Asset Disposition in the event that the Merger is terminated.

Cara’s future operations are highly dependent on the success of the Merger and the Asset Disposition, and there can be no assurances that the Merger and Asset Disposition will be successfully consummated. There can be no assurance that any transaction, including the Merger and the Asset Disposition. will be completed on terms favorable to Cara and its stockholders. If these transactions are unsuccessful, Cara’s Board of Directors may decide to pursue a dissolution and liquidation of Cara.

Corporate History

Cara was incorporated and commenced operations in 2004, and its primary activities to date have been organizing and staffing the company, developing its lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates and raising capital. To date, Cara has financed its operations primarily through sales of its equity and debt securities, sales of its royalties from ex-U.S. sales of its commercial product, and payments from license agreements.

Cara’s Product Portfolio

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

*Cara is party to two collaborations for the commercialization of KORSUVA (difelikefalin) injection/Kapruvia with a joint venture between CSL Vifor and Fresenius Medical Care. In this Annual Report, unless the context otherwise requires, “CSL Vifor” refers to CSL Vifor and its affiliated entities, including, where applicable, the joint venture.

KORSUVA (difelikefalin) injection – Cara’s Commercial Stage Product

Overview

Cara has out-licensed to CSL Vifor the commercialization of KORSUVA injection/Kapruvia in dialysis patients with moderate-to-severe pruritus associated with chronic kidney disease, or advanced CKD-aP, worldwide, excluding Japan (licensed to Maruishi/sub-licensee Kissei), and South Korea (licensed to CKDP).

On August 23, 2021, KORSUVA injection was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe pruritus associated with advanced CKD in adults undergoing hemodialysis. In December 2021, Centers for Medicare & Medicaid Services, or CMS, granted Transition Drug Add-on Payment Adjustment, or TDAPA, to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022 for two years. The commercial launch of KORSUVA injection commenced in April 2022 and Cara began recording the associated profit-sharing revenues in the second quarter of 2022. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all End Stage Renal Disease, or ESRD, Prospective Payment System, or PPS, payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection commenced on April 1, 2024. The unfavorable CMS reimbursement codified in the final CY2024 rule has resulted in a lack of sequential revenues growth for KORSUVA injection since its launch.

For the year ended December 31, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.1 million, which included negative net sales reported by CSL Vifor for the second and fourth quarters of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. For the years ended December 31, 2023 and 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $26.5 million and $35.0 million, respectively. For the years ended December 31, 2024, 2023 and 2022, Cara recorded associated collaborative revenue of $2.1 million, $12.4 million and $16.6 million, respectively. However, Cara has recorded an expense in other general and administrative, or G&A, expense for approximately $1.6 million for the year ended December 31, 2024 as a result of the negative profit share amounts in the second and fourth quarters of 2024. As a result of the final CY 2024 rule, Cara expects no meaningful revenue contribution from KORSUVA injection following the TDAPA period expiration.

In April 2022, the European Commission granted a marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with advanced CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Difelikefalin injection was also approved in the UK (04/2022) and Switzerland

(08/2022) under the brand name Kapruvia as well as Singapore (08/2022), Canada (08/2022), Australia (11/2022), UAE (01/2023), Kuwait (05/2023), Israel (06/2023), Japan (09/2023), and Saudi Arabia (01/2024) under the brand name KORSUVA injection. For the years ended December 31, 2023 and 2022, Cara recorded royalty revenue of approximately $415,000 and $72,000, respectively, which represented its royalties on net sales of Kapruvia and KORSUVA injection.

Pursuant to the Original HCR Agreement, HCR will receive current and future royalty and milestone payments for Kapruvia and KORSUVA (ex-U.S. only) up to certain capped amounts in exchange for certain payments made to Cara. As a result, there was no royalty revenue recorded for the year ended December 31, 2024. However, Cara recorded other revenue of approximately $4.3 million for the year ended December 31, 2024, of which approximately $1.5 million related to CSL Vifor royalties to be paid to HCR under this agreement. For the period of October 1, 2023 through December 31, 2023, Cara also recorded other revenue of $699,000, of which approximately $284,000 related to CSL Vifor royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

Cara has out-licensed to Maruishi and its sub-licensee Kissei the commercialization of KORSUVA injection in Japan. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, Cara earned a $1.4 million milestone payment per the terms of the licensing agreement during the year ended December 31, 2023.

Pursuant to the Original HCR Agreement, Cara sold its future royalties and milestones for KORSUVA in Japan to HCR. For the year ended December 31, 2024, Cara recorded other revenue of approximately $4.3 million, of which approximately $2.8 million related to Maruishi royalties to be paid to HCR under this agreement. For the period of October 1, 2023 through December 31, 2023, Cara also recorded other revenue of $699,000, of which approximately $415,000 related to Maruishi royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

As a result of Cara’s sales of the royalties and milestones for KORSUVA/Kapruvia, Cara expects no meaningful revenue contribution from KORSUVA/Kapruvia royalties and milestones in the foreseeable future.

KORSUVA Injection U.S. Commercialization

In April 2022, Cara’s partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, large dialysis organizations, or LDOs, came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. This stocking at the clinic level, particularly from Fresenius Medical Care, or FMC, resulted in significant subsequent quarterly revenue fluctuations. In the third quarter of 2023, FMC decided to reallocate all remaining clinic level inventory within its network of clinics resulting in limited revenues in the fourth quarter of 2023 and the year ended December 31, 2024.

KORSUVA Injection and Kapruvia Revenue and Other Metrics

Cara generates revenue from its commercial products KORSUVA injection and Kapruvia primarily through its collaboration agreements with CSL Vifor:

●	Collaborative revenue from Cara’s share of the profit generated by KORSUVA injection sales in the United States. For the years ended December 31, 2024, 2023 and 2022, Cara recorded collaborative revenue of $2.1 million, $12.4 million and $16.6 million, respectively.
●	Commercial supply revenue from Cara’s sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers. For the years ended December 31, 2024, 2023 and 2022, Cara recorded commercial supply revenue of $0.6 million, $5.8 million and $10.2 million, respectively.

●	Royalty revenue in conjunction with the launch of Kapruvia. For the years ended December 31, 2023 and 2022, Cara recorded royalty revenue of approximately $415,000 and $72,000, respectively, which represented royalty payments earned by Cara. Cara recorded no royalty revenue in connection with Kapruvia for the year ended December 31, 2024 as a result of entering the Original HCR Agreement in the fourth quarter of 2023.

During the fourth quarter of 2023, Cara entered into the Original HCR Agreement where Cara sold its current and future royalties and milestone payments for Kapruvia and KORSUVA injection to HCR. For the years ended December 31, 2024 and 2023, Cara recorded other revenue of approximately $4.3 million and $699,000, respectively, of which approximately $1.5 million and $284,000, respectively, related to CSL Vifor royalties to be paid to HCR under this agreement and approximately $2.8 million and $415,000, respectively, related to Maruishi royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

Cara is also eligible for sales-based or regulatory milestone payments, which could be earned in the future in accordance with certain licensing agreements and would be subject to the Original HCR Agreement for ex-U.S. milestone payments. For the year ended December 31, 2024, Cara did not record any sales-based or regulatory milestone revenue. For the year ended December 31, 2023, Cara earned regulatory milestone revenue of $1.4 million related to the manufacturing and marketing approval in Japan under the Maruishi Agreement, but did not record any sales-based milestone revenue. For the year ended December 31, 2022, Cara earned regulatory milestone revenue of $15.0 million from CSL Vifor for the approval of Kapruvia by the European Commission in April 2022, but did not record any sales-based milestone revenue.

Additional metrics that Cara has reported in the past:

●	Net sales of KORSUVA injection in the United States. This amount is the net sales amount recorded by CSL Vifor to reflect shipments of KORSUVA injection vials from CSL Vifor to wholesalers. For the year ended December 31, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.1 million, which included negative net sales reported by CSL Vifor for the second and fourth quarters of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. For the years ended December 31, 2023 and 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $26.5 million and $35.0 million, respectively.
●	Shipments of KORSUVA injection vials from wholesalers in the United States to the dialysis clinics. 300,696, 314,100 and 207,096 KORSUVA injection vials were shipped from wholesalers to the dialysis clinics for the years ended December 31, 2024, 2023 and 2022, respectively. Of the vials shipped to the FMC dialysis centers for the years ended December 31, 2024 and 2023, a portion was reallocated product by FMC within its network of clinics.

Difelikefalin Development in Pruritus

Difelikefalin, Cara’s selective, predominantly peripherally acting, non-scheduled Kappa opioid receptor agonist, acts on the peripheral neurons responsible for sensing pruritus. Given this unique mechanism of action, difelikefalin is thought to work broadly independent of the origin of itch. To date, Cara has studied difelikefalin for pruritus associated with systemic, inflammatory, and neuropathic diseases. The IV formulation is approved in the United States, EU and other countries around the world for the treatment of advanced CKD-aP in adults undergoing hemodialysis. Cara studied the oral formulation at multiple dosage strengths in moderate-to-severe pruritus associated with NP with positive efficacy signals across all completed mono therapy studies. In Cara’s NP program, oral difelikefalin was generally well tolerated with all adverse events in difelikefalin-treated patients reported as mild or moderate in severity.

On June 12, 2024, Cara announced its decision to discontinue the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP. Oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. The decision was not related to any safety or medical issues, or negative regulatory feedback related to the NP program.

On June 14, 2024, Cara’s Board of Directors approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value based on the decision to discontinue the NP program.

Royalty Purchase and Sale Agreement

Pursuant to the Original HCR Agreement, Cara Royalty Sub sold to HCR certain of its rights to receive future royalties and milestone payments, or the Royalties, due and payable to Cara Royalty Sub (as Cara’s assignee) under its agreements with Maruishi and CSL Vifor, collectively the Covered License Agreements, in exchange for up to $40.0 million. Cara has retained all of its right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the Original HCR Agreement, Cara received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, Cara received an additional $20.0 million less certain advisory fees, upon satisfying the milestone event for pricing of Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the Original HCR Agreement also provided for an additional $2.5 million milestone payment to Cara Royalty Sub upon the achievement of a 2024 sales milestone of KORSUVA in Japan. Cara achieved this milestone in the fourth quarter of 2024. This milestone payment is due in the first quarter of 2025.

The Original HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the Original HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the Original HCR Agreement, if not achieved on or prior to December 31, 2029. In the event of a change of control, Cara Royalty Sub will pay to HCR an amount equal to 2.8 times the aggregate amount of payments made by HCR less the total net amounts paid by Cara Royalty Sub to HCR as of the effective date of control. In certain situations, Cara Royalty Sub would not be obligated to pay the change of control payment to HCR. After the Original HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub.

Collaboration and License Agreements

Agreements with CSL Vifor

Cara is party to two separate license agreements with CSL Vifor. In October 2020, Cara granted CSL Vifor an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell, and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States.

Cara received an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 244,963 shares of Cara common stock at a price of $204.11 per share, which represented a premium over a pre-determined average closing price of the common stock. The U.S. regulatory approval of KORSUVA injection in August 2021 triggered an additional $50.0 million equity purchase by CSL Vifor in October 2021, in which Cara sold an aggregate of 273,533 shares of Cara common stock at a price of $182.76 per share, which represented a 20% premium to the 30-day trailing average price of the common stock. In addition, pursuant to this agreement, Cara is eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones. However, based on the limited commercial success of KORSUVA injection, Cara does not expect to achieve these sales-based milestones.

Pursuant to the agreement for commercialization of KORSUVA in the United States, Cara is generally entitled to 60% of the net profits from sales of KORSUVA injection in the United States and CSL Vifor is entitled to 40% of such net profits (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by a separate agreement), subject to potential temporary adjustment in future years based on certain conditions. Under this agreement, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, Cara pays a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee as well as CSL Vifor’s cost of goods sold, or COGS, are deducted from net sales in calculating the net profits that are subject to the profit-sharing arrangement under the agreement.

Under a separate agreement with CSL Vifor, in May 2018, Cara granted CSL Vifor a license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). Under the agreement, CSL Vifor also has the right to promote KORSUVA injection in the United States in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, under a profit-sharing arrangement.

Upon entry into this agreement, Cara received a non-refundable, non-creditable $50.0 million upfront payment for the purchase of an aggregate of 97,902 shares of Cara common stock at a price of $204.29 per share, which represented a premium over a pre-determined average closing price of the common stock.

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, Cara received a $15.0 million regulatory milestone payment from CSL Vifor. After U.S. regulatory approval of KORSUVA injection in August 2021, Cara received a $15.0 million regulatory milestone payment.

Cara is eligible to receive from CSL Vifor commercial milestone payments in the aggregate of up to $440.0 million, all of which milestones are sales related. Cara is also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, CSL Vifor will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of this agreement) based on net FMCNA clinic sales) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions. During the fourth quarter of 2023, Cara entered into the Original HCR Agreement pursuant to which it sold its future royalties and milestone payments under this agreement to HCR (see “Royalty Purchase and Sale Agreement” above).

Maruishi Pharmaceutical Co., Ltd., or Maruishi

In April 2013, Cara entered into a license agreement with Maruishi, or the Maruishi Agreement, under which it granted Maruishi an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in Japan in the acute pain and uremic pruritus fields. Maruishi has a right of first negotiation for any other indications for which Cara develops difelikefalin and, under certain conditions, Maruishi may substitute another pruritus indication for the uremic pruritus indication originally included in its license from Cara. Maruishi’s right of first negotiation has expired for the indication of chronic pruritus associated with NP. Maruishi is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in Japan. Cara is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

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

Under the terms of the Maruishi Agreement, Cara received a non-refundable and non-creditable upfront license fee of $15.0 million and is eligible to receive up to an aggregate of $10.5 million in clinical development and regulatory milestones (before contractual foreign currency exchange adjustments). In January 2021, Cara met the milestone criteria, as set forth in the Maruishi Agreement, for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan. As a result, Cara received the $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) in May 2021.

In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the

treatment of pruritus in hemodialysis patients. In conjunction with the approval, Cara earned a $1.4 million milestone payment per the terms of the licensing agreement. In November 2023, Cara entered into an active pharmaceutical ingredient, or API, supply agreement with Maruishi for difelikefalin.

To date, Cara has received $6.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. Cara is also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. Cara also receives a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any, and tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay Cara royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. During the fourth quarter of 2023, Cara entered into the Original HCR Agreement pursuant to which it sold its future royalties and milestone payments under the Maruishi Agreement to HCR (see “Royalty Purchase and Sale Agreement” above). Cara expects to assign the Maruishi Agreement to CSL Vifor in connection with the Merger and Asset Disposition.

Chong Kun Dang Pharmaceutical Corporation, or CKDP

In April 2012, Cara entered into a license agreement with CKDP, or the CKDP Agreement, under which it granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in South Korea. CKDP is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in South Korea. Cara is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States.

Under the terms of the CKDP Agreement, Cara received a non-refundable and non-creditable $0.6 million upfront payment and is eligible to receive up to an aggregate of $3.8 million in development and regulatory milestones (before South Korean withholding taxes). To date, Cara has received $2.3 million (before South Korean withholding tax) of development and regulatory milestones. Cara is also eligible to receive a mid-double-digit percentage of all non-royalty payments received by CKDP from its sublicensees, if any, and tiered royalties ranging from the high single digits to the high teens based on net sales, if any. CKDP’s obligation to pay Cara royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period.

The CKDP Agreement continues until CKDP no longer has any obligation to pay Cara royalties on any product. Either Cara or CKDP may terminate the CKDP Agreement for the other party’s breach of the CKDP Agreement or bankruptcy. CKDP may terminate the CKDP Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKDP, or a third party commercializes a product containing a compound identical to difelikefalin without infringing any of the licensed patent rights in South Korea. Cara may terminate the CKDP Agreement if CKDP challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims difelikefalin and CKDP’s sale of products would infringe that patent. In addition, in connection with the CKDP Agreement, CKDP made a $0.4 million equity investment in Cara. Cara expects to assign CKDP Agreement to CSL Vifor in connection with the Merger and Asset Disposition.

Manufacturing and License Agreements

Polypeptide Laboratories S.A., or PPL

In July 2021, Cara entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A., or PPL, that defines each party’s responsibilities with respect to PPL’s manufacture and supply of API for the difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL shall manufacture API at its facility for sale and supply to Cara, in the amounts as set forth in purchase orders to be provided by Cara. Cara will be required to purchase its requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the New Drug Application for KORSUVA injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five-year periods unless either party gives notice to the other party of its intention to terminate. Cara expects to assign the API Commercial Supply Agreement to CSL Vifor in connection with the Merger and Asset Disposition.

Enteris Biopharma, Inc., or Enteris

In August 2019, Cara entered into a non-exclusive license agreement with Enteris Biopharma, Inc. (Enteris), or the Enteris License Agreement. Pursuant to the Enteris License Agreement, Enteris granted to Cara a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

As consideration for the licensed rights under the Enteris License Agreement, Cara paid an upfront fee equal to $8.0 million, consisting of $4.0 million in cash and $4.0 million in shares of Cara common stock.

Cara is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, Cara had the right, but not the obligation, to terminate its obligation to pay any royalties under the Royalty Buyout. Cara did not exercise its Royalty Buyout right and such right expired in August 2021. During the years ended December 31, 2024 and 2023, no milestone payments or royalties were paid to Enteris by Cara in relation to the Enteris License Agreement. During the year ended December 31, 2022, Cara paid $5.0 million to Enteris for milestones earned in relation to the Enteris License Agreement, which were recorded in R&D expense for 2022.

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

Either party may terminate the Enteris License Agreement upon written notice if the other party has failed to remedy a material breach within 60 days (or 30 days in the case of a material breach of a payment obligation). Enteris may terminate the Enteris License Agreement upon 30 days’ written notice to Cara if Cara or any of its affiliates formally challenge the validity of any licensed patent rights or assists a third party in doing so. Cara may terminate the Enteris License Agreement for any reason or no reason (a) prior to receipt of first regulatory approval for a licensed product in the United States for any indication upon 30 days’ prior written notice to Enteris or (b) on or after receipt of first regulatory approval for a licensed product in the United States for any indication upon 60 days’ prior written notice to Enteris. In June 2024, Cara announced its decision to discontinue the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP.

Patheon UK Limited, or Patheon

In July 2019, Cara entered into a Master Services Agreement, or MSA, with Patheon UK Limited, or Patheon. The MSA governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to Cara for the drug products specified by Cara from time to time. Pursuant to the MSA, Cara have agreed to order from Patheon at least a certain percentage of its commercial requirements for a product under a related Product Agreement. Each Product Agreement that Cara may enter into from time to time will be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

The MSA had an initial term ending December 31, 2024, which automatically renewed after the initial term for successive terms of two years until December 31, 2026.

Either party may terminate the MSA or a Product Agreement upon written notice if the other party (1) has failed to remedy a material breach within a specified time or (2) is declared insolvent or bankrupt, voluntarily files a petition of bankruptcy or assigns such agreement for the benefit of creditors. Cara may terminate a Product Agreement (a) upon 90 days’ prior written notice if any governmental agency takes any action that prevents Cara from selling the relevant product in the relevant territory, (b) upon six months’ prior written notice if Cara does not intend to order manufacturing services due to a product’s discontinuance in the market, or (c) upon 90 days’ prior written notice if Cara determines that the manufacture or supply of a product likely infringes third-party rights. Patheon may terminate the MSA or a Product Agreement (i) upon six months’ prior written notice if Cara assigns such agreement to an assignee that is unacceptable to Patheon for certain reasons, or (ii) upon 30 days’ prior written notice if, after the first year of commercial sales, Cara forecasts zero volume for 12 months.

The MSA contains, among other provisions, customary representations and warranties by the parties, a grant to Patheon of certain limited license rights to Cara’s intellectual property in connection with Patheon’s performance of the services under the MSA, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

Also in July 2019, Cara entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC, or Patheon Greenville, to govern the terms and conditions of the manufacture of commercial supplies of difelikefalin injection, Cara’s lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville will manufacture commercial supplies of difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from API supplied by Cara. Patheon and Patheon Greenville will be responsible for supplying the other required raw materials and packaging components, and will also provide supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

In December 2023, Cara entered into an agreement with Patheon to reimburse Patheon approximately $1.7 million for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States, all of which had been paid as of December 31, 2024. Cara expects to assign the MSA to CSL Vifor in connection with the Merger and Asset Disposition.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidate, its methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions and novel formulations of these compositions, as well as methods of using difelikefalin and related compounds. We own the patent portfolio of eighteen issued U.S. patents covering KOR agonists, sixteen of which cover composition of matter of difelikefalin and its uses; six of these include composition of matter claims directed to difelikefalin, and ten patents include claims to its uses. All of these U.S. patents covering difelikefalin and its uses are expected to expire no earlier than November 12, 2027. Additionally, three U.S. patents have been granted with claims to difelikefalin-like dimer compounds and their uses. We have filed patent applications in the United States and internationally claiming novel oral formulations of difelikefalin. Three U.S. patents with claims to oral formulations of difelikefalin that are not currently under development have been granted and are expected to expire no earlier than September 13, 2039. Related U.S. and foreign applications, if granted, would also be expected to expire no earlier than September 13, 2039. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Difelikefalin

Our synthetic peptide amide kappa opioid agonist patent portfolio is wholly owned by us. The portfolio includes eighteen issued U.S. patents (U.S. Patent Nos. 7,402,564; 7,713,937; 7,727,963; 7,842,662; 8,217,007; 8,236,766; 8,486,894; 8,536,131; 8,906,859; 8,951,970; 9,321,810; 9,334,305; 9,359,399; 10,017,536; 10,138,270; 10,793,596; 10,913,769 and 11,033,629) with claims to compositions of a wide range of synthetic peptide amide kappa opioid agonists, including difelikefalin and related molecules, as well as formulations containing and methods of using these compounds. These patents claiming difelikefalin compositions are due to expire November 12, 2027. U.S. Patent Nos. 11,033,629, 11,684,674 and 11,986,509 with claims to oral formulations of difelikefalin that are not currently under development are each due to expire September 13, 2039.

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

Foreign applications relating to difelikefalin and related molecules, as well as formulations containing and methods of using these compounds, were filed in more than 40 foreign countries. National patents have been granted in 27 European countries, as well as in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Russian Federation, Singapore, South Africa and South Korea. These granted foreign patents with claims to difelikefalin are due to expire no earlier than November 12, 2027. We have applied for supplementary patent certificates, or SPCs, for the basic product patent in Europe, including the five major European markets (France, Spain, Italy, Germany, and the UK). In the five major European markets, the SPC has been granted in France, Spain and Italy, (extending the patent term to November 12, 2032) and are pending in Germany and the UK. We have also applied for a patent term extension in Japan, which is pending.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Cara believes that its technology, knowledge, experience and scientific resources provide it with competitive advantages, Cara faces potential competition from many different sources, including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. Any product candidates that Cara successfully develops and commercializes will compete with existing therapies and new therapies that may become available in the future.

Cara believes the key competitive factors that will affect the development and commercial success of its product are its safety, efficacy and tolerability profile, reliability, convenience of dosing, price and reimbursement from government and third-party payers. Cara’s commercial opportunity could be reduced or eliminated if its competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that Cara may develop. Cara’s competitors also may obtain FDA or other regulatory approval for their products more rapidly than Cara may obtain approval for its, which could result in its competitors establishing a strong market position before Cara is able to enter the market. In addition, Cara’s ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products currently on the market are often tried off-label for the indication that Cara is pursuing, and additional products are expected to become available on a generic basis over the coming years. Cara expects that its product will be priced at a significant premium over generic products.

Manufacturing

Cara does not have any manufacturing facilities. Cara currently relies, and expects to continue to rely, on third parties for the commercial manufacture for KORSUVA injection. Cara has negotiated long-term commitments with at least one primary supplier for its primary manufacturing and distribution functions. Cara has entered into a commercial manufacturing agreement with Patheon for KORSUVA injection, a commercial supply agreement with PPL to produce API, and a commercial packaging agreement with PCI Pharma Services. During 2023, Cara negotiated to reduce its commitment based on much lower-than-expected demand going forward for KORSUVA injection in the United States.

Cara’s product candidate is a small peptide and is manufactured in reliable and reproducible synthetic processes from available starting materials. The chemistry is amenable to scale up and does not require any special equipment or technology in the manufacturing process.

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

In addition, Cara is or may become subject to data privacy and security regulations by both the U.S. federal government and the state governments in which Cara conducts its business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities subject to the law, known as covered entities, such as certain healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that process individually identifiable health information on their behalf, relating to the privacy, security and transmission of individually identifiable health information as well as their covered subcontractors. Among other things, HITECH makes security standards and certain privacy standards directly applicable to the business associates of covered entities that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, Cara is or may become subject to U.S. state laws (such as the California Consumer Privacy Act of 2018 (“CCPA”) and foreign laws (such as the EU’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) that govern data privacy, security and protection. Many of these laws differ from each other in significant ways and may not have the same effect, both of which complicate compliance efforts to the extent Cara is or may become subject to these laws.

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

There are also an increasing number of analogous state laws that require manufacturers to file reports with states on pricing and marketing information, such as tracking and reporting of gifts, compensations, other remuneration and items of value provided to healthcare professionals and healthcare entities. For example, several states have enacted legislation requiring pharmaceutical companies to, among other things, establish and implement commercial compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. These laws may affect Cara’s sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, Cara’s reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

If Cara’s operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to Cara, Cara may be subject to penalties, including significant criminal, civil and administrative penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if Cara becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of its operations, any of which could adversely affect its ability to operate its business and its results of operations. To the extent that any of Cara’s products are sold in a foreign country, Cara may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement Generally

The commercial success of KORSUVA injection and Cara’s ability to commercialize any approved product candidate successfully will depend in part on the extent to which governmental payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels. In the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.

Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Sales of KORSUVA injection will therefore depend substantially, both domestically and abroad, on the extent to which the costs of Cara’s products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers and other third-party payers. Further, assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. KORSUVA injection is expected to be designated as a component of the government’s bundled reimbursement for ESRD treatment.

Cara’s U.S. commercial partner, CSL Vifor, submitted the payment reimbursement application for TDAPA and HCPCS to CMS in September 2021. In December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA applied to KORSUVA injection beginning April 1, 2022 for two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection commenced on April 1, 2024.

Third-party payers are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products, including pharmaceuticals. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Additionally, third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Therefore, Cara may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. KORSUVA injection may not be considered medically necessary or cost-effective. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, and one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage. Adequate third-party reimbursement may not be available to enable Cara to maintain price levels sufficient to realize an appropriate return on its investment in drug development. Even if favorable coverage and reimbursement status is attained for one or more products for which Cara receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for Cara’s products and product candidates or exclusion of its products and product candidates from coverage. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform could significantly reduce Cara’s revenues from the sale of KORSUVA injection.

Healthcare Regulatory Developments

In the United States and some foreign jurisdictions, the legislative landscape with respect to healthcare continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect Cara’s ability to sell its products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Health Care Reform Law was passed in March 2010 and includes provisions that have substantially changed healthcare financing by both governmental and private insurers.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the Health Care Reform Law. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Health Care Reform Law marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Health Care Reform Law will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Trump administration will impact the Health Care Reform Law and Cara’s business.

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

In the United States, the EU, and other potentially significant markets for Cara’s product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect Cara’s future product sales and results of operations. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. In addition, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least seven years, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

These and other healthcare reform initiatives may result in additional reductions in Medicare payments and other healthcare funding, which could have a material adverse effect on Cara’s financial operations. Cara expects that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could further limit the prices Cara is able to charge, or the amounts of reimbursement available, for KORSUVA injection or any other product candidate that may be approved.

Foreign Regulation

In order to market any product outside of the United States, Cara would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Individual countries govern, among other things, clinical trials, marketing authorization, commercial sales and distribution of Cara’s products. For example, in the EU, Cara must obtain authorization of a clinical trial application, or CTA, through the Clinical Trials Registration process in each member state in which Cara intends to conduct a clinical trial. Whether or not Cara obtains FDA marketing approval for a product, Cara would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before Cara can commence marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and varying administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory outcome in others.

Employees and Human Capital

In connection with its decision to discontinue the clinical program in NP in June 2024 and the approval of a streamlined operating plan exploring strategic alternatives, Cara’s Board of Directors approved a reduction in the Cara workforce, which was substantially completed by June 30, 2024. As of March 6, 2025, Cara had ten employees, all of whom are located in the United States. None of Cara’s employees are represented by a labor union or covered by a collective bargaining agreement. Cara considers its relationship with its employees to be good.

Cara’s human capital resources objectives include, as applicable, retaining and incentivizing its existing employees, advisors, and consultants. The principal purposes of Cara’s equity and cash incentive plans are to retain and reward personnel through stock-based and cash-based compensation awards, in order to increase stockholder value and the success of Cara by motivating such individuals to perform to the best of their abilities and achieve Cara’s objectives.

Website Access to Reports

Cara’s website is www.caratherapeutics.com. Cara is subject to the informational requirements of the Exchange Act and file or furnish reports, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, proxy statements and other information with the SEC. Cara makes copies of these reports and other information available free of charge through its website (under the heading “SEC Filings”) as soon as reasonably practicable after Cara files or furnishes them with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced herein is not incorporated by reference into this Annual Report on Form 10-K, and the website addresses are provided only as inactive textual references.

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

Risks Related to the Merger with Tvardi

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Merger is subject to numerous conditions, including (1) the effectiveness of the registration statement on Form S-4 filed in connection with the Merger, or the Registration Statement, (2) the approval by Cara’s stockholders of the required stockholder proposals set forth in the proxy statement/prospectus included in the Registration Statement, (3) the requisite approval by Tvardi’s stockholders, and (4) other customary closing conditions and there can be no assurance that the Merger will be consummated.

If the Merger is not completed for any reason, the price of Cara’s common stock may decline to the extent that the market price of Cara’s common stock reflects or previously reflected positive market assumptions that the Merger would be completed and the related benefits would be realized. In addition, Cara and Tvardi have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated.

The exchange ratio will not be adjusted based on the market price of Cara common stock, so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

Each outstanding share of Tvardi common stock (after giving effect to the conversion of preferred stock and excluding shares held by stockholders who have exercised and perfected appraisal rights and excluding shares held as treasury stock by Cara or held or owned by Cara, Merger Sub or any subsidiary of Cara or Tvardi), will be converted into the right to receive a number of shares of Cara common stock based on an exchange ratio. The exchange ratio will not change based on changes in the trading price of Cara common stock. Therefore, if before the completion of the Merger, the market price of Cara common stock increases from the market price on the date of the Merger Agreement, Tvardi stockholders could then receive merger consideration with substantially higher value for their shares of Tvardi common stock than the parties had negotiated when they established the Exchange Ratio. The Merger Agreement does not include a price-based termination right. Immediately following the Merger, the pre-Merger equity holders of Cara are expected to hold approximately 15.25% of the shares of Cara common stock, the pre-Merger equity holders of Tvardi are expected to hold approximately 72.21% of the shares of Cara common stock, and the holders of the Convertible Notes are expected to hold approximately 12.54% of the shares of Cara common stock, in each case, on a fully diluted basis (subject to further adjustment as further described below), subject to certain adjustments, including based upon Cara net cash at the closing of the Merger. The calculation of Cara’s net cash at closing of the Merger includes, among other things, a credit or reduction for cash proceeds that Cara receives or pays from the Asset Disposition. The Net Cash Condition means that Cara’s net cash must be no less than $18.0 million in order for Tvardi to be required to complete the Merger.

Cara’s net cash may be less than $22.875 million at the closing of the Merger, which would result in Cara’s stockholders owning a smaller percentage of the combined company and, if Cara’s net cash is less than $18.0 million as of June 30, 2025, could even result in the termination of the Merger Agreement.

For purposes of the Merger Agreement, net cash is subject to certain reductions, including, without limitation, for payments made in connection with the sale, transfer, license, assignment or other divestiture of its intellectual property and other assets and technology in existence on the date of the Merger Agreement on or about the anticipated closing of the Merger, accounts payable, accrued expenses (except those related to the Merger), current liabilities payable in cash, unpaid expenses related to the Merger and certain other unpaid obligations. In the event the amount of Cara’s cash is smaller or such reductions are greater than anticipated, Cara stockholders could hold a significantly smaller portion of the combined company.

Failure to complete the Merger may result in Cara or Tvardi paying a termination fee to the other party and could harm the common stock price of Cara.

If the Merger is not completed, each of Cara and Tvardi is subject to the following risks:

●	upon termination of the Merger Agreement, Cara may be required to pay Tvardi a termination fee of $2.25 million or up to $750,000 in expense reimbursements; or Tvardi may be required to pay Cara a termination fee of $2.25 million or up to $750,000 in expense reimbursements;

●	the parties have incurred, and will continue to incur, significant expenses related to the Merger, such as legal, financial advisor, and accounting fees, which must be paid even if the Merger is not completed;

●	the price of Cara’s common stock may decline and remain volatile; or

●	Cara may be forced to cease its operations, dissolve and liquidate its assets.

In addition, if the Merger Agreement is terminated and the Cara Board or Tvardi Board determines to seek another business combination, there can be no assurance that either Cara or Tvardi will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger or any partner at all.

If the conditions to the closing of the Merger are not met, the Merger may not occur.

Even if the required stockholder proposals set forth in the proxy statement/prospectus included in the Registration Statement are approved by the stockholders of Cara, specified conditions must be satisfied or waived to complete the Merger. Cara and Tvardi cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and Cara and Tvardi each may lose some or all the intended benefits of the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes.

In general, either Cara or Tvardi can refuse to complete the Merger if there is a Tvardi Material Adverse Effect (as defined in the Merger Agreement) or a Cara Material Adverse Effect (as defined in the Merger Agreement), as applicable, between December 17, 2024, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Cara or Tvardi, including:

●	general business, political or economic conditions generally affecting the industry in which Tvardi or Cara operate;

●	acts of war, the outbreak or escalation of armed hostilities, acts of terrorism, earthquakes, wildfires, hurricanes or other natural disasters, health emergencies, including pandemics (including COVID-19 and any evolutions or mutations thereof) and related or associated epidemics, disease outbreaks or quarantine restrictions;

●	changes in financial, banking or securities markets;

●	any change in the stock price or trading volume of Cara common stock (it being understood, however, that any effect causing or contributing to any change in stock price or trading volume of Cara common stock may be taken into account in determining whether a material adverse effect with respect to Cara has occurred, unless such effects are otherwise excepted from the definition of Cara material adverse effect);

●	any failure by Cara to meet internal or analysts’ expectations or projections or the results of operations of Cara (it being understood, however, that any effect causing or contributing to the failure of Cara to meet internal or analysts’ expectations or projections or the results of operations of Cara may be taken into account in determining whether a material adverse effect with respect to Cara has occurred, unless such effects are otherwise excepted from the definition of Cara material adverse effect);

●	any change in, or any compliance with or action taken for the purpose of complying with, any applicable law or GAAP (or interpretations of any applicable law or GAAP);

●	the announcement of the Merger Agreement or the pendency of the Merger and other transactions and actions contemplated by the Merger Agreement (collectively, the Contemplated Transactions); or

●	the taking of any action required to be taken by the Merger Agreement.

If a material adverse change occurs with respect to either party or both parties and Cara and Tvardi still complete the Merger, the stock price of the combined company following the closing of the Merger may suffer and may reduce the value of the Merger to the stockholders of Cara, Tvardi or both.

Some executive officers and directors of Cara have interests in the Merger that are different from the respective stockholders of Cara and that may influence them to support or approve the Merger without regard to the interests of the stockholders of Cara.

Some officers and directors of Cara are parties to arrangements that provide them with interests in the Merger that are different from the stockholders of Cara, including some or all of service as an officer or director of the combined company following the closing of the Merger, severance and retention benefits, the acceleration of equity award vesting and continued indemnification.

The market price of Cara common stock following the Merger may decline as a result of the Merger.

The market price of Cara common stock may decline as a result of the Merger for a number of reasons, including if:

●	investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Merger;

●	the effect of the Merger on the combined company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or

●	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by stockholders or financial or industry analysts, or at all.

Cara and Tvardi equity holders will have a materially reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

Immediately following the Merger, the pre-Merger equity holders of Cara are expected to hold approximately 15.25% of the outstanding shares of Cara common stock, the pre-Merger equity holders of Tvardi are expected to hold approximately 72.21% of the outstanding shares of Cara common stock, and the holders of the Convertible Notes are expected to hold approximately 12.54% of the shares of Cara common stock, in each case, on a fully diluted basis (subject to further adjustment as further described below), subject to certain adjustments, including based upon Cara’s net cash at the closing of the Merger. The calculation of Cara’s net cash at the closing of the Merger includes, among other things, a credit or reduction for cash proceeds that Cara receives or pays from the Asset Disposition. The Net Cash Condition means that Cara’s net cash must be no less than $18.0 million in order for Tvardi to be required to complete the Merger.

Following the Closing, Sujal Shah will serve as Chairman and Imran Alibhai will serve as the Chief Executive Officer of Cara as the combined company. Additionally, following the closing, the combined company board of directors will consist of seven directors, and will be comprised of five members designated by Tvardi (Sujal Shah, Michael Wyzga, Wallace Hall, Shaheen Wirk and Imran Alibhai), one member to be designated by Cara prior to Closing and one vacancy, to be designated by Tvardi if prior to the closing of the Merger or by the combined company if following the consummation of the Merger.

During the pendency of the Merger Agreement, Cara and Tvardi may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Cara and Tvardi to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets or other business combinations pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Cara and Tvardi from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances for Cara when the Cara Board determines in good faith, after consultation with its outside financial advisor and outside legal counsel, that an unsolicited competing proposal constitutes, or is reasonably likely to result in, a superior competing proposal and, after consultation with its outside legal counsel, that failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of the Cara Board. Even in such circumstances, while the Cara Board may change its recommendation to Cara stockholders, Cara will remain obligated to hold a stockholder vote on the Required Cara Closing Stockholder Matters and may not terminate the Merger Agreement in order to enter into an agreement with respect to a Superior Offer. In addition, if Cara or Tvardi terminate the Merger Agreement under specified circumstances, including terminating because of a decision of the Cara Board to recommend a superior competing proposal, Cara may be required to pay Tvardi a termination fee of $2.25 million and/or up to $750,000 in expense reimbursements or Tvardi may be required to pay Cara a termination fee of $2.25 million, and/or up to $750,000 in expense reimbursements. This termination fee may discourage third parties from submitting competing proposals to Cara or its stockholders and may cause the Cara Board or the Tvardi Board, as the case may be, to be less inclined to recommend a competing proposal.

Because the lack of a public market for Tvardi’s common stock makes it difficult to evaluate the fairness of the Merger, the stockholders of Tvardi may receive consideration in the Merger that is less than the fair market value of Tvardi’s common stock or Cara may pay more than the fair market value of Tvardi’s common stock.

The outstanding common stock of Tvardi is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Tvardi’s common stock. Because the percentage of Cara equity to be issued to Tvardi stockholders was determined based on negotiations between the parties, it is possible that the value of the Cara common stock to be received by Tvardi stockholders will be less than the fair market value of Tvardi’s common stock, or Cara may pay more than the aggregate fair market value for Tvardi’s common stock.

The Piper Sandler Opinion delivered by Piper Sandler to the Cara Board prior to the entry into the Merger Agreement does not reflect changes in circumstances that may occur after the date thereof.

The Cara Board has not obtained an updated opinion either as of the date of the Annual Report on Form 10-K or as of any other date subsequent to the date of the Piper Sandler Opinion from Piper Sandler, Cara’s financial advisor. Changes in circumstances, including without limitation the operations and prospects of Cara or Tvardi, stock prices, general market and economic conditions and other factors, some or all of which may be beyond the control of Cara and Tvardi, are not reflected in the Piper Sandler Opinion. The Piper Sandler Opinion does not speak as of any date other than the date thereof.

The combined company may become involved in securities litigation that could divert management’s attention and harm the combined company’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or stockholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future in connection with the Merger and the other Contemplated Transactions. As of the date of this Annual Report on Form 10-K, Cara has received five demand letters from purported stockholders relating to the Merger and the other Contemplated Transactions and the disclosures contained in the proxy statement/prospectus related to the Contemplated Transactions. Responding to these demands and litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

Cara or Tvardi may waive one or more of the conditions to the Merger without recirculation of the proxy statement/prospectus or resoliciting stockholder approval.

Conditions to Cara’s or Tvardi’s obligations to complete the Merger may be waived, in whole or in part, to the extent permitted by law, in certain circumstances unilaterally or by agreement of Cara and Tvardi. In the event of a waiver of a condition, the Cara Board will evaluate the materiality of any such waiver to determine whether amendment of the proxy statement/prospectus and resolicitation of stockholder approval is necessary.

In the event that the Cara Board, in its own reasonable discretion, determines any such waiver is not significant enough to require recirculation of this proxy statement/prospectus and re-solicitation of its stockholders, it will have the discretion to complete the Merger without seeking further stockholder approval, which decision may have a material adverse effect on the Cara stockholders. For example, if Cara and Tvardi agree to waive the requirement that the shares of Cara common stock to be issued in the Merger have been approved for listing (subject to official notice of issuance) on Nasdaq as of the closing of the Merger, and their respective boards of directors elect to proceed with the closing of the Merger, Nasdaq may notify the combined company of its determination to delist the company’s securities based upon the failure to satisfy the initial inclusion criteria in the Nasdaq application. The combined company may appeal the determination to a hearings panel but such appeal will not stay the suspension and delisting action and Nasdaq may notify the combined company that its common stock will be immediately suspended from trading and delisted.

In addition, in order to meet the initial listing requirements of Nasdaq, Cara may release Tvardi stockholders from their Lock-Up Agreements and waive the requirement that such Lock-Up Agreements be in full force and effect immediately following the Effective Time. Such release would increase the number of shares that may be sold in the public market immediately after the Merger and any such sales could cause the combined company’s stock price to decline.

Transfers of the combined company’s securities utilizing Rule 144 of the Securities Act may be limited.

A significant portion of the combined company’s securities will be restricted from immediate resale. Holders should be aware that transfers of Cara’s securities pursuant to Rule 144 under the Securities Act (Rule 144) may be limited as Rule 144 is not available, subject to certain exceptions, for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have previously been a shell company. Cara’s winddown of its historical operations, the suspension of development activities and the proposed Merger will make Cara subject to the SEC requirements applicable to reporting shell company business combinations. Cara anticipates that following the consummation of the proposed transaction, the combined company will no longer be a shell company. As a result, Cara anticipates that holders will not be able to sell their restricted combined company securities pursuant to Rule 144 without registration until one year after the combined company files the Current Report on Form 8-K following the closing that includes the required Form 10 type information that reflects that the combined company is no longer a shell company.

Cara’s winddown of its historical operations, the sale of assets, the suspension of development activities and the proposed Merger, resulting in the conversion of Tvardi into a public company, will make Cara subject to the SEC requirements applicable to reporting shell company business combinations. As a result, the combined company will be subject to more stringent reporting requirements, offering limitations and resale restrictions.

According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. Cara has suspended its development activities and, as such, Cara’s plan to merge with Tvardi, resulting in the conversion of Tvardi into a public company, will be subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

●	the combined company will need to file a Current Report on Form 8-K to report the Form 10 type information (Super 8-K) after the closing of the Merger reflecting its status as an entity that is not a shell company;

●	the combined company will not be eligible to use a Form S-3 until 12 full calendar months after the closing of the Merger;

●	the combined company will need to wait at least 60 calendar days after the filing of the Super 8-K to file a Form S-8 for any equity plans or awards, such as the 2025 Equity Plan and the 2025 Employee Stock Purchase Plan;

●	the combined company will be an “ineligible issuer” for three years following the closing of the Merger, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer (WKSI) status despite its public float;

●	investors who (i) were affiliates of Tvardi at the time the Merger was submitted for the vote or consent of Tvardi’s stockholders, (ii) receive securities of the combined company in the Merger and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore would be underwriters with respect to resales of those securities, and accordingly such securities may not be included in any resale shelf registration statement unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and

●	Rule 144(i)(2) will limit the ability of holders of restricted securities and any affiliates of the public company to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the combined company per Rule 144, until one year after the Form 10 information is filed with the SEC. Non-affiliate Cara Stockholders prior the Mergers will not be subject to such restrictions on public resales of their shares.

The foregoing SEC requirements will increase the combined company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Furthermore, such requirements will add burdensome restrictions on the resale of the combined company common stock by affiliates of Tvardi and any holders of “restricted” or “control” securities of the combined company.

Nasdaq may delist the combined company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the combined company to additional trading restrictions.

Currently, Cara’s common stock is publicly traded on The Nasdaq Capital Market. In connection with the proposed Merger, Tvardi will file an initial listing application with Nasdaq pursuant to Nasdaq’s “reverse merger” rules. The combined company will be required to meet the initial listing requirements for its securities to be listed on Nasdaq.

If Cara and Tvardi fail to meet the Nasdaq listing requirements and their respective boards choose to close the merger without Nasdaq’s approval, then Nasdaq may notify the combined company of its determination to delist the company’s securities based upon the failure to satisfy the criteria in the Nasdaq application. For more information, refer to the section titled “Risk Factors Related to the Merger—Cara or Tvardi may waive one or more of the conditions to the Merger without recirculation of the proxy statement/prospectus or resoliciting stockholder approval”.

We cannot assure you that the combined company will be able to meet those initial listing requirements. Even if the combined company’s securities are so listed, the combined company may be unable to maintain the listing of its securities in the future. In order to continue listing its securities on Nasdaq following the proposed Merger, the combined company will be required to maintain certain financial, distribution and stock price levels. If Nasdaq delists the combined company’s securities from trading on its exchange at closing of the Merger (or thereafter) and the combined company is not able to list its securities on another national securities exchange or regain compliance with Nasdaq, the combined company’s securities could be quoted on an over-the-counter market. If this were to occur, the combined company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the combined company’s common stock is a “penny stock” which will require brokers trading in the combined company’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” Since Cara’s common stock is listed on Nasdaq, they are covered securities. Although states are preempted from regulating the sale of covered securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then states can regulate or bar the sale of covered securities in a particular case. If Cara was no longer listed on Nasdaq, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities, including in connection with the Merger.

The financial projections considered by the Cara Board in evaluating the Merger and used by Piper Sandler at the direction of Cara in rendering its Opinion and performing its related financial analyses, reflect numerous variables, estimates and assumptions and are inherently uncertain.

In connection with the Cara Board’s evaluation of the Merger, Cara’s management prepared certain short-term unaudited prospective internal financial projections with respect to Cara that were provided to the Cara Board in connection with its evaluation of the Merger and to Piper Sandler in connection with its financial analysis and Opinion. The financial projections reflect numerous variables, estimates, forecasts and assumptions and these variables, estimates, forecasts and assumptions may prove to be wrong.

Risks Related to Cara’s Strategic Alternative Process and Potential Strategic Transaction

Failure to complete, or delays in completing, the Merger with Tvardi could materially and adversely affect Cara’s results of operations, business, financial results and/or stock price.

In June 2024, Cara announced that it was undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for the merger, on December 17, 2024, Cara entered into the Merger Agreement. The closing is subject to approval by the Cara stockholders and Tvardi stockholders as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction. If the Merger is completed, the business of Tvardi will continue as the business of the combined company. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the transaction, which could materially and adversely affect Cara’s results of operations, business, financial results and/or stock price. Cara cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the Merger will be successfully consummated or that Cara will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.

Cara’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, Cara’s business, which may materially adversely affect Cara’s results of operations and Cara’s business. Uncertainty as to whether the Merger will be completed may affect Cara’s ability to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles during and following the transaction. A substantial amount of Cara management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from Cara’s day-to-day operations. Uncertainty as to Cara’s future could adversely affect Cara’s business and Cara’s relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions about working with Cara or seek to change existing business relationships with Cara. Changes to, or termination of, existing business relationships could adversely affect Cara’s results of operations and financial condition, as well as the market price of Cara’s common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure to consummate, or delay in consummating, the Merger with Tvardi include, but are not limited to, the following:

●	Cara may not realize any or all of the potential benefits of the Merger, which could have a negative effect on Cara’s results of operations, business or stock price;

●	under some circumstances, Cara may be required to pay a termination fee to Tvardi of $2.25 million;

●	if the Merger Agreement is terminated by Cara or Tvardi due to Cara stockholders voting on and failing to approve certain proposals, Cara will be required to reimburse Tvardi for merger-related expenses up to $750,000. The expense reimbursement, to the extent paid, will be credited against any termination fee payable by Cara in the transaction;

●	Cara would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

●	the trading price of Cara common stock may decline to the extent that the current market price for Cara common stock reflects a market assumption that the Merger will be completed;

●	the attention of Cara management and employees may have been diverted to the Merger rather than to Cara’s operations and the pursuit of other opportunities that could have been beneficial to Cara;

●	Cara could be subject to litigation related to any failure to complete the Merger;

●	Cara could potentially lose key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with Cara following completion of the Merger; and

●	under the Merger Agreement, Cara is subject to certain customary restrictions on the conduct of Cara’s business prior to completing the Merger, which restrictions could adversely affect Cara’s ability to conduct Cara’s business as Cara otherwise would have done if Cara was not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect Cara’s results of operations, business, and Cara’s stock price.

Cara cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by Cara stockholders and Tvardi stockholders. Cara cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If Cara is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Tvardi will not be obligated to complete the Merger.

Under certain circumstances, Cara would be required to pay Tvardi a termination fee of $2.25 million. Additionally, if the Merger Agreement is terminated by Cara or Tvardi due to Cara stockholders voting on and failing to approve certain proposals, Cara will be required to reimburse Tvardi for Merger-related expenses up to $750,000. The expense reimbursement, to the extent paid, will be credited against any termination fee payable by Cara in the transaction. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, Cara will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. If the Merger is not completed, the Cara Board, in discharging its fiduciary obligations to Cara stockholders, would evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to Cara stockholders as the Merger, including a liquidation and dissolution. Any future sale or Merger, financing or other transaction, including a liquidation or dissolution, may be subject to further stockholder approval. Cara may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect on Cara’s business. Until the Merger is completed, the Merger Agreement restricts Tvardi and Cara from taking specified actions without the consent of the other party, and requires Cara to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Tvardi and Cara from making appropriate changes to Cara respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger. Further, if Cara’s net cash at closing is lower than anticipated, either because expenses exceed current estimates or due to delays prior to closing, then the pre-Merger Cara stockholders will own less of the combined company pursuant to the exchange ratio adjustment set forth in the Merger Agreement. Any delay in completing the Merger may materially and adversely affect the timing and benefits that are expected to be achieved from the Merger.

If Cara does not successfully consummate the Merger or another strategic transaction, Cara’s Board may decide to pursue a dissolution and liquidation of Cara. In such an event, the amount of cash available for distribution to Cara’s stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Cara can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, the Cara Board may decide to pursue a dissolution and liquidation of Cara. In such an event, the amount of cash available for distribution to Cara stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Cara continues to fund its operations while pursuing the Merger. In addition, if Cara’s Board were to approve and recommend, and Cara stockholders were to approve, a dissolution and liquidation, Cara would be required under Delaware corporate law to pay Cara’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Cara’s commitments and contingent liabilities may include obligations under Cara’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against Cara, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities, As a result of this requirement, a portion of Cara’s assets would need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain.

In addition, Cara may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, Cara’s Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Cara’s common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to Cara stockholders.

The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which Cara will be able to successfully satisfy its existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of Cara’s negotiations to reduce or terminate such commitments.

Cara is currently subject to certain contractual and regulatory obligations and commitments. In connection with its comprehensive exploration of strategic alternatives, Cara may seek to negotiate with third parties in order to reduce or eliminate such obligations and commitments. For example, on December 17, 2024, Cara and its subsidiary, Cara Royalty Sub, LLC (Cara Royalty Sub, and together with Cara, each, a Seller and together, the Sellers), entered into the APA with CSL Vifor, pursuant to which, at the consummation of the transaction, Sellers will sell to CSL Vifor and CSL Vifor will acquire from Sellers certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities, or the Asset Disposition. Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR have entered into a letter agreement with Cara providing that CSL Vifor and HCR will, subject to the satisfaction of conditions to closing under the APA, enter into an amended and restated purchase agreement to amend and replace the Original HCR Agreement, by and among Cara Royalty Sub, HCRX Investments HoldCo, L.P. and HCR. Upon entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor will be obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the Original HCR Agreement) shall be terminated, and (iii) Sellers shall have no further payment or other obligations to HCR under the Original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara has agreed to pay CSL Vifor $3.0 million to compensate CSL Vifor for the estimated incremental future expenses to be incurred by CSL Vifor as a result of the transfer of the assets to be acquired and the liabilities to be assumed by it in connection with the Asset Disposition.

The Asset Disposition is subject to certain conditions to closing, including either (i) the consummation of the Merger concurrently with the Asset Disposition or (ii) the receipt of the requisite stockholder approval needed to approve the Asset Disposition in the event that the Merger is terminated. The APA provides for certain termination rights of Sellers and CSL Vifor, including the right of either CSL Vifor or Cara to terminate the APA if (a) there is a permanent and nonappealable prohibition on the consummation of the Asset Disposition, (b) the Asset Disposition has not occurred by June 30, 2025 (which date shall be automatically extended in one-month increments until October 30, 2025 in certain instances if the Merger is not closed by June 30, 2025) or (c) if a meeting of Cara’s stockholders has been held for the stockholders to consider and vote upon the APA and the Asset Disposition and the stockholders have not voted in favor of adopting the APA and approving the Asset Disposition at such stockholder meeting. Either party may also terminate the APA if the other party breaches its obligations under the APA in certain instances and subject to customary cure protections. The APA contains representations, warranties, and covenants of the parties, including, among others, a covenant that requires (i) Sellers to operate their business in the ordinary course during the period between the execution of the APA and consummation of the Asset Disposition and to not engage in certain kinds of activities or transactions during such period (subject to either prior consent of CSL Vifor or customary limited exceptions), (ii) the parties to use their reasonable best efforts to complete certain transition steps in connection with the consummation of the Asset Disposition, and (iii) Sellers to use their commercially reasonable efforts to obtain any needed consents and provide any needed notices in connection with the Asset Disposition. Cara currently has license agreements with Maruishi Pharmaceutical Co., Ltd. (Maruishi), and Chong Kun Dang Pharmaceutical Corporation (CKDP), for the intravenous and oral formulations of difelikefalin, and manufacturing agreements with Polypeptide Laboratories S.A. (PPL) and Patheon UK Limited (Patheon) for the difelikefalin injection. Cara expects to assign these agreements with each of Maruishi, CKDP, PPL and Patheon to CSL Vifor in connection with the Merger and Asset Disposition.

Cara’s ability to successfully negotiate such obligations or commitments on favorable terms, or at all, or Cara’s ability to satisfy any such obligations may impact Cara’s ability to pursue or implement a strategic transaction on terms favorable to Cara, the resulting value to stockholders in a strategic transaction or the cash available for distribution to

Cara’s stockholders in the event of its dissolution. Cara may also incur substantial costs in connection with or as a result of such negotiations or termination of any of its commitments. There can be no assurance that Cara will be successful in negotiating to reduce or eliminate any of its existing contractual or regulatory obligations and commitments, or that Cara will be able to satisfy any such obligations on a timetable that will allow Cara to maximize potential value to its stockholders.

Lawsuits may be filed against Cara and the members of the Cara Board arising out of the Merger, which may delay or prevent the proposed merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Cara, the Cara Board, Tvardi, the Tvardi Board and others in connection with the transactions contemplated by the Merger Agreement. As of the date of this Annual Report on Form 10-K, Cara has received five demand letters from purported stockholders relating to the proposed Merger and the Contemplated Transactions and the disclosures contained in the proxy statement/prospectus related to the Contemplated Transactions. The outcome of litigation is uncertain, and Cara may not be successful in defending against any such future claims. Lawsuits that may be filed against Cara, the Cara Board, Tvardi or the Tvardi Board could delay or prevent the merger, divert the attention of Cara’s management and employees from Cara’s day-to-day business and otherwise adversely affect Cara’s financial condition. Litigation may also impact Cara’s ability to consummate a potential strategic transaction or the ultimate value its stockholders receive in any such transaction.

Cara is substantially dependent on its remaining employees to facilitate the consummation of the Merger.

Cara’s ability to consummate a strategic transaction depends upon its ability to retain its employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In January 2024 and June 2024, Cara implemented reductions in force that significantly reduced its workforce in order to conserve its capital resources. As of March 6, 2025, Cara had only ten full-time employees. Cara’s ability to successfully complete the merger depends in large part on Cara’s ability to retain certain remaining personnel. Despite Cara’s efforts to retain these employees, one or more may terminate their employment with Cara on short notice. Cara’s cash conservation activities may yield other unintended consequences, such as attrition beyond its planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm Cara’s ability to consummate the merger, to run Cara’s day-to-day business operations and to fulfill Cara’s reporting obligations as a public company.

Cara may not be successful in completing the Merger, and any strategic transactions that it may consummate in the future could have negative consequences.

There can be no assurance that Cara will be able to successfully consummate the Merger or that the Merger will be completed on attractive terms, within the anticipated timing, or at all. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and Cara has incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. Cara may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in its business.

In addition, any strategic business combination or other transactions that Cara may consummate in the future could have a variety of negative consequences and Cara may implement a course of action or consummate a transaction that yields unexpected results that adversely affects its business and decreases the remaining cash available for use in its business or the execution of its strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any potential transaction would be dependent on a number of factors that may be beyond its control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with Cara, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with Cara on reasonable terms. Any failure of such a potential transaction to achieve the anticipated results could significantly impair Cara’s ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to its stockholders.

If Cara is not successful in setting forth a new strategic path for Cara, or if its plans are not executed in a timely fashion, this may cause reputational harm with Cara’s stockholders and the value of its securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of Cara could cause its stock price to fluctuate significantly.

If Cara is successful in completing the Merger, it may be exposed to other operational and financial risks.

Although there can be no assurance that the Merger will be completed, the negotiation and consummation of the Merger has required and will continue to require significant time on the part of its management, and the diversion of management’s attention may disrupt its business. The negotiation and consummation of the Merger may also require more time or greater cash resources than Cara anticipates and exposes Cara to other operational and financial risks, including:

●	increased near-term and long-term expenditures;

●	exposure to unknown liabilities;

●	higher than expected acquisition or integration costs;

●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;

●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired business with its operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;

●	inability to retain key employees of Cara or any acquired business; and

●	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on Cara’s business, financial condition and prospects.

Cara’s corporate restructuring and the associated reduction in workforce may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt its business.

In January 2024 and June 2024, Cara implemented reductions in force that significantly reduced its workforce in order to conserve its capital resources. Cara may not realize, in full or in part, the anticipated benefits, savings and improvements in its cost structure from its restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If Cara is unable to realize the expected operational efficiencies and cost savings from the restructuring, its operating results and financial condition will be adversely affected. Furthermore, its restructuring plan may be disruptive to its operations. For example, Cara’s headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing its business strategy, including retention of its remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business. Any future growth of Cara’s business would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to its limited resources, Cara may not be able to effectively manage its operations or recruit and retain qualified personnel, which may result in weaknesses in its infrastructure and operations, risks that Cara may not be able to comply with legal and regulatory requirements, loss of employees and reduced productivity among remaining employees.

The impact and results of Cara’s ongoing strategic process are uncertain and may not be successful.

The Cara Board remains dedicated to diligent deliberations and the making of informed decisions that the directors believe are in the best interests of the company and its stockholders. There can be no assurance, however, that the company’s current strategic direction, or the Cara’s Board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value. In addition, given the substantial restructuring of Cara’s operations over the past several years, it may be difficult to evaluate its current business and future prospects on the basis of historical operating performance.

Risks Related to Cara’s Financial Condition and Capital Requirements

Cara has incurred significant losses from Cara’s inception, and Cara anticipates that it may incur losses in the foreseeable future.

Cara is a biopharmaceutical company. Until recently, Cara had focused its efforts primarily on developing KORSUVA injection, Kapruvia and oral difelikefalin for a number of indications with the goal of achieving regulatory approval and, more recently, commercializing KORSUVA injection and Kapruvia. However, the commercial launches of KORSUVA injection and Kapruvia did not achieve meaningful success and, in January 2024, Cara made the strategic decision to focus its efforts on developing oral difelikefalin for the treatment of pruritus associated with NP. In June 2024, Cara discontinued the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. At that time, Cara announced it would conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value and in December 2024 Cara announced its proposed merger with Tvardi. Since inception, Cara has incurred significant operating and net losses. Cara incurred net losses of $70.9 million, $118.5 million and $85.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, Cara had an accumulated deficit of $755.6 million. In connection with the termination of all ongoing clinical programs noted above, Cara’s research and development expenses have decreased. Cara expects to continue to incur costs and expenditures in connection with the merger process. There can be no assurance that the proposed merger with Tvardi, or any other course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. Further, if Cara does not obtain additional funding and/or if a strategic transaction is not completed and Cara is unable to continue as a going concern, Cara may have to liquidate its assets and the values Cara receives for the assets in liquidation or dissolution could be significantly lower than the values reflected in Cara’s consolidated financial statements.

Should Cara resume development activities in the future, Cara expects that research and development costs would increase significantly and Cara would continue to incur significant expenses and operating and net losses, as Cara develops and seeks regulatory approval for such product candidates.

Cara’s financial results may fluctuate significantly from year to year, depending on whether Cara resumes development of its product candidate or any future product candidates, the timing of any clinical trials, the receipt of payments under any future agreements Cara may enter into, and its expenditures on other R&D activities as well as any payments owed under the License Agreement with Enteris and any future similar agreements.

Should Cara resume development activities in the future, Cara expects it would continue to incur significant losses for the foreseeable future as it:

●	continues the development of any product candidate;

●	seeks regulatory approvals for any product candidate that successfully completes clinical trials;

●	establishes a sales, marketing and distribution infrastructure in the United States and scales up external manufacturing capabilities to commercialize any products for which Cara may obtain regulatory approval;

●	maintains, expands and protects its global intellectual property portfolio;

●	hires additional clinical, quality control and scientific personnel; and

●	adds operational, financial and management information systems and personnel, including personnel to support Cara’s drug development and potential future commercialization efforts.

Revenues from KORSUVA injection will not be sufficient to enable Cara to reach profitability. To become and remain profitable from product sales, Cara must succeed in developing and eventually commercializing one or more products that generate significant revenue. In order to commercialize any product candidate, Cara will need to be successful in a range of challenging activities, including, should Cara resume the development of its product candidate or any future product candidate, successful registration of oral difelikefalin, discovering, developing, licensing or acquiring additional product candidates and completing preclinical testing and clinical trials for those product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling approved products and product candidates for which Cara may obtain regulatory approval. Cara may never succeed in these activities and, even if Cara does, may never achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, Cara is unable to accurately predict the timing or amount of increased expenses or when, or if, should Cara resume development activities in the future, Cara will be able to achieve profitability. If Cara is required by the FDA or foreign regulatory authorities, to perform studies in addition to those expected, or if there are any delays in completing Cara’s clinical trials or the development of Cara’s product candidate, Cara’s expenses could increase.

Even if Cara does achieve profitability from product sales, Cara may not be able to sustain or increase profitability on a quarterly or annual basis. Cara’s failure to become and remain profitable would depress the value of the company and could impair Cara’s ability to raise capital, expand its business, should Cara resume the development of its product candidate or any future product candidate, maintain its R&D efforts and diversify its product offerings, or even continue its operations. A decline in the value of the company could also cause you to lose all or part of your investment.

If Cara decides to resume development of Cara’s product candidate or any future product candidate, Cara will need additional funding and may be unable to raise capital when needed, which would force Cara to delay, reduce or eliminate its product development programs.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing products and product candidates is expensive. If Cara resumes development of its product candidate or any future product candidate, Cara will need to raise additional capital to resume the development of oral difelikefalin and potentially in-license or acquire other product candidates.

In January 2024, Cara announced a prioritization of its pipeline to focus its resources on its late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP and terminate Cara’s Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease, including its KICK 1 and KICK 2 Phase 3 clinical trials. As part of this strategic update, in the first quarter of 2024, Cara reduced its global workforce by approximately 50%. In June 2024, Cara discontinued the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. Following the discontinuation of the clinical program in NP, Cara announced that it was undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. In connection with its streamlined operating plan, Cara further reduced its headcount by approximately 70%. Cara has incurred, and expects to continue to incur, significant costs in connection with this process.

After taking into account the discontinuation of Cara’s clinical development programs, reduction in workforce and comprehensive exploration of strategic alternatives, Cara expects that its current unrestricted cash and cash equivalents and available-for-sale marketable securities will be sufficient to fund its currently anticipated operating plan for at least the next 12 months. In connection with the termination of all ongoing clinical programs, Cara’s research and development expenses have decreased. Should Cara resume development activities in the future, Cara expects that research and development costs would increase significantly. It is possible that the assumptions upon which Cara has based this estimate may prove to be wrong, and Cara could use its capital resources sooner than it presently expects.

Cara’s future funding requirements will depend on many factors, including, but not limited to:

●	the discontinuation of its clinical program for oral difelikefalin for chronic pruritus associated with NP;

●	the exploration of strategic alternatives to maximize shareholder value, including whether Cara is able to implement any potential strategic alternatives, in a timely manner or at all, whether Cara realizes all or any anticipated benefits of any such transactions and whether any such transactions would generate value for stockholders;

●	should Cara resume development activities in the future, the rate of progress and costs related development of and any trials for product candidates;

●	should Cara resume development activities in the future, the rate of progress and costs for any product candidates that Cara may in-license or acquire in the future;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with any product candidate, including any such costs Cara may be required to expend if Cara’s licensors are unwilling or unable to do so;

●	the effect of competing technological and market developments; and

●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that Cara may establish.

Future capital requirements will also depend on the extent to which Cara acquires or invests in additional complementary businesses, products and technologies. Until Cara can generate a sufficient amount of product revenue, if ever, Cara may seek to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. Cara cannot be certain that additional funding will be available on acceptable terms, or at all, and Cara’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including fluctuations in inflation and interest rates, the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide, including resulting from the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan.

Risks Related to Cara’s Business and the Development and Commercialization of Its Product and Potential Product Candidates

Should Cara resume development of its product candidate or future product candidates, if Cara is unable to successfully complete clinical development, obtain regulatory approvals and commercialize its product candidate or future product candidates, or experience significant delays in doing so, its business will be materially harmed.

Should Cara resume development of its product candidate or any future product candidates, its business will depend on the successful development, regulatory approval, and commercialization of such product candidates. In January 2024, Cara announced a prioritization of its pipeline to focus its resources on its late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP and terminate its Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease, including the KICK 1 and KICK 2 Phase 3 clinical trials. In June 2024, Cara discontinued the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. Should Cara resume development activities in the future, Cara cannot be certain that any such product candidates will be successful in clinical trials or receive regulatory approval. Regulatory authorities may interpret Cara’s data differently than Cara does. Cara is not permitted to market or promote any of its product candidates before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and, should Cara resume development activities in the future it may never receive such regulatory approval for oral difelikefalin or any future product candidates.

Should Cara resume development of its product candidate or any future product candidates, the success of such product candidates will depend on many factors, including but not limited to:

●	successful enrollment in, and completion of, clinical trials, as well as completion of preclinical studies;

●	favorable efficacy and acceptable safety data from Cara’s clinical trials and other studies;

●	receipt of additional regulatory approvals;

●	managing Cara’s reliance on sole-source third parties such as its third-party vendors, suppliers, and manufacturers;

●	the performance by CROs or other third parties and consultants Cara may retain of their duties to Cara in a manner that complies with its protocols and applicable laws and that protects the integrity of the resulting data;

●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity;

●	ensuring Cara does not infringe, misappropriate or otherwise violate the valid patent, trade secret or other intellectual property rights of third parties;

●	successfully launching, either alone or with a commercial partner, any product candidate for which regulatory approval is received;

●	obtaining and maintaining favorable reimbursement from third-party payers and governments for products and product candidates;

●	competition with other products;

●	post-marketing commitments, if any, to regulatory agencies following regulatory approval of any product candidate;

●	continued acceptable safety profile following regulatory approval; and

●	manufacturing or obtaining sufficient supplies of Cara’s products and any product candidate that may be necessary for use in clinical trials for evaluation of any product candidate and commercialization of any approved product.

If Cara does not achieve and maintain one or more of these factors in a timely manner or at all, Cara could experience significant delays in its ability to, or be unable to obtain regulatory approvals for, and/or to successfully commercialize any products or product candidates, should Cara resume development of its product candidate or any future product candidate, which would materially harm Cara’s business and Cara may not be able to generate sufficient revenues and cash flows to continue its operations.

Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Should Cara resume development of its product candidate or any potential future product candidate, such product candidate may not achieve favorable results in clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all.

Drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Should Cara resume development of its product candidate or any future product candidate, Cara cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether Cara is able to meet expected timeframes for data readouts, or complete on schedule, if at all, and failure can occur at any time during the trial or study process, including due to factors that are beyond Cara’s control.

Should Cara resume development activities in the future, the results from preclinical studies or clinical trials of oral difelikefalin, any potential future product candidates, or a competitor’s product candidate in the same class may not predict the results of later clinical trials, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Oral difelikefalin or any future product candidate in later stages of clinical trials may fail to show the desired characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, in December 2023, Cara announced the outcome from the dose-finding Part A of the KIND 1 study evaluating the efficacy and safety of oral difelikefalin in moderate-to-severe pruritus associated with atopic dermatitis as an adjunct to topical corticosteroids. In the study, oral difelikefalin did not demonstrate a meaningful clinical benefit, which resulted in Cara’s decision to discontinue the clinical program in atopic dermatitis. Further, in June 2024, Cara discontinued the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo.

Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and Cara may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; product candidates may fail to demonstrate safety, potency (or efficacy) in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or, should Cara resume development of its product candidate or any future product candidate, its clinical trials may not adequately represent the patient populations Cara intends to treat, whether due to limitations in Cara’s trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that Cara will not suffer similar setbacks despite the data Cara may observe in earlier studies. Based upon negative or inconclusive results, Cara or any current or any future collaborator may decide, or regulators may require, Cara to conduct additional preclinical studies or clinical trials, which would cause Cara to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

As a result, Cara cannot be certain that, should Cara resume development of its product candidate or any future product candidate, any clinical trials or preclinical studies will be successful. Any safety concerns observed in any clinical trials, should Cara resume development of its product candidate or any future product candidate, could limit the prospects for regulatory approval of such product candidate, which could have a material adverse effect on Cara’s business, financial condition, results of operations and prospects.

Should Cara resume development of its product candidate or any future product candidate, if Cara experiences delays or difficulties in the enrollment of patients in clinical trials, Cara’s receipt of necessary regulatory approvals could be delayed or prevented.

Should Cara resume development of Cara’s product candidate or any future product candidate, Cara may not be able to initiate or continue conducting clinical trials for any such product candidate if Cara is unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Cara’s competitors may have ongoing clinical trials for product candidates that treat the same indications as its future product candidates, should Cara resume development activities in the future, and patients who would otherwise be eligible for Cara’s clinical trials may instead enroll in clinical trials of its competitors’ product candidates. Patient enrollment is affected by other factors including:

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

For example, Cara experienced a delay in patient enrollment for its Phase 2 clinical trial of oral difelikefalin for the treatment of pruritus in patients with hepatic impairment due to primary biliary cholangitis that led to Cara’s decision to discontinue and unblind this trial. Should Cara resume development of its product candidate or any future product candidate, Cara could in the future experience similar delays in programs for such product candidates.

Should Cara resume development of its product candidate or any future product candidate, Cara’s inability to enroll a sufficient number of patients for Cara’s clinical trials would result in significant delays and could require Cara to abandon one or more clinical trials altogether. Cara may encounter difficulties and/or delays in completing any future enrollments, should Cara resume development activities in the future. Enrollment delays in Cara’s clinical trials may result in increased development costs for Cara’s product candidate, or the inability to complete development of its product candidate, which would cause the value of Cara to decline, limit Cara’s ability to obtain additional financing, and materially impair Cara’s ability to generate revenues.

Should Cara resume development of its product candidate or any future product candidate, Cara expects to continue to rely on third parties to conduct its preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

Should Cara resume development of its product candidate or any future product candidate, Cara expects to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct its preclinical studies and clinical trials. Any agreements Cara may enter into might terminate for a variety of reasons, including a failure to perform by the third parties. If Cara needs to enter into alternative arrangements that would delay its product development activities, should Cara resume development of its product candidate or any future product candidate, and adversely affect its business.

Cara’s reliance on these third parties for development activities will reduce its control over these activities. Nevertheless, Cara is responsible for ensuring that each of its studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and its reliance on the CROs does not relieve Cara of its regulatory responsibilities. For example, should Cara resume development activities in the future, Cara will remain responsible for ensuring that each of its clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that Cara’s preclinical trials are conducted in accordance with FDA’s good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require Cara to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If Cara or any of its CROs fail to comply with applicable GCPs, the clinical data generated in Cara’s clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require Cara to perform additional clinical trials before approving its marketing applications. Cara cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of Cara’s clinical trials complies with GCP regulations. In addition, Cara’s clinical trials must be conducted with product produced, under current good manufacturing practices, or cGMP, regulations. Cara’s failure to comply with these regulations should Cara resume development activities in the future, may require Cara to repeat clinical trials, which would delay the regulatory approval process. Cara also is required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Should Cara resume development activities in the future, CROs Cara engages may also have relationships with other entities, some of which may be Cara’s competitors. In addition, Cara’s CROs would not be its employees, and except for remedies available to Cara under its agreements with such CROs, Cara would not be able to control whether or not they devote sufficient time and resources to its clinical, non-clinical and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct any future preclinical studies or clinical trials in accordance with regulatory requirements or Cara’s stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to any future clinical protocols, regulatory requirements or for other reasons, Cara’s clinical trials, should Cara resume development activities in the future, may be extended, delayed or terminated and Cara may not be able to obtain, or may be delayed in obtaining, marketing approvals for any such product candidate and will not be able to, or may be delayed in its efforts to, successfully commercialize its products and product candidates. As a result, Cara’s results of operations and the commercial prospects for Cara’s products and product candidates would be harmed, Cara’s costs could increase and its ability to generate revenues could be delayed.

If any of Cara’s relationships with a third-party CRO that Cara engages terminates, Cara may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays could occur, which could compromise Cara’s ability to meet its desired development timelines. Though Cara carefully manages its relationships with its CROs, should Cara resume development activities in the future, there can be no assurance that Cara will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on Cara’s business, financial condition and prospects.

Should Cara resume development of its product candidate or any future product candidate, manufacturers upon whom Cara may rely could fail to produce a product candidate in the volumes that Cara may require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, and Cara could face delays in the development of a product candidate.

Should Cara resume development of its product candidate or any future product candidate, Cara expects to continue to rely on third parties for the manufacture of any such product candidate for preclinical and clinical testing. If Cara were to experience an unexpected loss of supply of a product candidate for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, Cara could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any clinical studies.

Should Cara resume development of its product candidate or any future product candidate, any problems or delays Cara experiences in preparing for commercial-scale manufacturing of a product or product candidate may result in a delay in FDA approval of the product or product candidate or may impair Cara’s ability to manufacture commercial quantities, which would adversely affect Cara’s business. For example, Cara’s manufacturers would need to produce specific batches of a product or product candidate to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. Cara and its contract manufacturers would need to demonstrate to the FDA and other regulatory authorities acceptable stability data for any product candidate, as well as validate methods and manufacturing processes, in order to receive and maintain regulatory approval to commercialize any approved product candidates. Furthermore, if Cara’s commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, Cara would likely be unable to meet demand for its product and Cara would lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the products and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Manufacturers that Cara engages may not perform as agreed. If manufacturers Cara engages were to encounter any of these difficulties, Cara’s ability to provide products for commercialization and product candidates to patients in any future clinical trials, should Cara resume development activities in the future, would be jeopardized. This could, among other things, lead to increased costs, lost revenue, damage to customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

Further, should Cara resume development of its product candidate or any future product candidate, Cara may rely on proprietary technology developed by contract manufacturers for purposes of manufacturing certain of its products and product candidates and Cara’s failure to negotiate or maintain the long-term use of any such proprietary technology or the inability for its contract manufacturers to produce any products and product candidates or components of any products and product candidates in the volumes that Cara requires on a timely basis, may lead to delays or interruptions in the regulatory approval or commercialization process, as well as increased costs. For example, in August 2019, Cara entered into the Enteris License Agreement and intended to use Enteris’s Peptelligence® technology to develop, manufacture and commercialize oral difelikefalin. In light of Cara’s decision to discontinue the development of oral difelikefalin, it is possible that the Enteris License Agreement will be terminated. If Cara decides to resume development of oral difelikefalin in the future, if the Enteris License Agreement has been terminated or, for any other reason, Cara experiences any interruptions in the manufacture, delivery or scale-up of the Enteris formulation technology, Cara may experience delays in the development and commercialization of oral difelikefalin. Further, if Cara is unable to maintain its relationship with Enteris, Cara may be forced to reformulate oral difelikefalin which could significantly delay commercializing oral difelikefalin and require Cara to incur additional costs in connection with such reformulation and potentially needed to seek additional approvals from the FDA. The operations of Cara’s third-party manufacturers have been and, should Cara resume development of its product candidate or any future product candidate, may in the future be constrained or disrupted and their operating capacity may be reduced by public health crises, such as pandemics or other similar outbreaks, which could negatively impact Cara’s clinical development and commercialization timelines.

In addition, should Cara resume development of its product candidate or any future product candidate, any manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of Cara’s products and product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. If Cara’s contract manufacturers cannot successfully manufacture material that conforms to Cara’s specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with Cara’s current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where Cara’s current or any future approved products are manufactured, may result in restrictions on the marketing of Cara’s current or any such future approved products, up to and including withdrawal of the affected product from the market. Cara has little control over its manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of its products and product candidate or if it withdraws any such approval in the future, Cara may need to find alternative manufacturing facilities, which would significantly impact Cara’s ability to develop, obtain regulatory approval for or market its products and any product candidate, should Cara resume development of its product candidate or any future product candidate, if approved. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension, delay or denial of product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to Cara’s manufacturers’ failure to adhere to applicable laws or for other reasons, Cara may not be able to obtain regulatory approval for or successfully commercialize its products and any potential future product candidates.

Should Cara resume development of its product candidate or any future product candidate, even if Cara obtains regulatory approvals for such product candidate, they may never be successfully launched or become profitable, in which case Cara’s business, prospects, operating results and financial condition may be materially harmed.

In order to successfully launch a product and have it become profitable, should Cara resume development of its product candidate or any future product candidate, Cara anticipates that it will have to dedicate substantial time and resources. Cara’s ability to generate revenues from any commercialized products will depend on a number of factors, including, but not limited to:

●	achievement of broad market acceptance and coverage by government and third-party payers for Cara’s product;

●	Cara’s or Cara’s partners’ effectiveness in marketing and selling Cara’s product;

●	Cara’s ability to have manufactured commercial quantities of its product at acceptable cost levels and in compliance with regulatory requirements;

●	Cara’s ability to maintain a cost-efficient organization and, to the extent Cara seeks to do so, to collaborate successfully with additional third parties;

●	Cara’s ability to expand and maintain intellectual property protection for its product successfully;

●	the efficacy and safety of Cara’s product; and

●	Cara’s ability to comply with regulatory requirements, which are subject to change.

Because of the numerous risks and uncertainties associated with Cara’s commercialization efforts, Cara may not be able to achieve profitability. For example, Cara previously successfully developed KORSUVA injection through regulatory approval, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adults undergoing hemodialysis. However, this product failed to achieve meaningful commercial success.

Even if Cara does achieve profitability, Cara may not be able to sustain or increase profitability on a quarterly or annual basis. A failure to become and remain profitable would depress the value of the company and could impair Cara’s ability to raise capital, expand its business, diversify its product offerings or continue its operations. A decline in the value of the company could also cause you to lose all or part of your investment.

If Cara or its collaborators are unable to establish effective marketing and sales capabilities, or if Cara is unable to enter into or maintain agreements with third parties to market and sell its product and, should Cara resume development of its product candidate or any future product candidate, any product candidate, if they are approved, Cara may be unable to generate product revenues.

Cara currently does not have an internal commercial infrastructure for the marketing, sale, and distribution of pharmaceutical products. Should Cara resume development of its product candidate or any future product candidate, in order to commercialize any such product candidate (if approved) in the United States, Cara will need to build its marketing, sales and distribution capabilities. Cara has no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure to the extent Cara chooses to do so in the future. The establishment and development of Cara’s own sales force and related plans to market any products in the United States Cara may develop will be expensive and time-consuming and could delay any product launch, and Cara may not be able to successfully develop this capability. Should Cara resume development activities in the future, if oral difelikefalin or any future product candidate is approved for marketing outside of the United States, Cara intends to make and maintain arrangements with third parties to perform these services.

Cara, or its partners or collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain marketing and sales personnel. In the event that Cara or its partners or collaborators are unable to develop a marketing and sales infrastructure, Cara may not be able to commercialize any potential future product candidate, which would limit Cara’s ability to generate product revenues. Factors that may inhibit Cara’s or Cara’s partners’ or collaborators’ efforts to commercialize any potential future product candidate, if approved, include:

●	inability to recruit, train, manage and retain adequate numbers of effective sales and marketing personnel;

●	inability of sales personnel to obtain access to physicians and other providers or educate adequate numbers of physicians and other providers on the benefits of prescribing the product;

●	inability to effectively oversee a geographically dispersed sales and marketing team;

●	the lack of complementary products to be offered by sales personnel, which may put Cara at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Cara’s or Cara’s partners’ or collaborators’ sales force and marketing teams may not be successful in commercializing any approved product candidate that may receive regulatory approval. For example, Cara previously partnered with CSL Vifor for the commercialization of KORSUVA injection, but that product has not achieved meaningful commercial success.

In the event that Cara is unable to successfully collaborate with a third-party marketing and sales organization to commercialize any approved product candidate outside the United States, Cara’s ability to generate product revenues may be limited. To the extent that Cara relies on third parties to commercialize products for which Cara obtains regulatory approval, Cara may receive less revenues than if Cara commercialized these products itself. In addition, Cara would have less control over the sales efforts of any other third parties involved in Cara’s commercialization efforts.

Cara faces significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies and other research organizations. Cara’s operating results will suffer if it fails to compete effectively.

The development and commercialization of new drug products is highly competitive. Cara faces competition with respect to its current product, KORSUVA injection and, should Cara resume development of its product candidate or any future product candidate, Cara will face competition with respect to any product candidates that it may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of pruritus. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Among the companies that currently market or are developing therapies in the pruritus space that, if approved, Cara’s oral difelikefalin would potentially compete with include: Pfizer, AbbVie, Eli Lilly, Amgen, Regeneron, Leo Pharma, Galderma, Chugai, Incyte and others.

Cara’s commercial opportunity could be reduced or eliminated if its competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than Cara’s product or any future product candidates. Cara’s competitors also may obtain FDA or other regulatory approval for their products more rapidly than Cara may obtain approval for Cara’s, which could result in Cara’s competitors establishing a strong market position before Cara is able to enter the market. In addition, Cara’s ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Should Cara resume development of its product candidate or any future product candidate, generic products may be approved or used in clinical practice in some markets for the indication that such product candidate is intended to treat. Cara expects that any potential future product candidates, if approved, would be priced at a significant premium over competitive generic products, if any.

Many of the companies against which Cara is competing or against which Cara may compete in the future have significantly greater financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than Cara does. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of Cara’s competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with Cara in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient recruitment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, Cara’s programs.

Cara faces potential product liability exposure, and if successful claims are brought against Cara, Cara may incur substantial liability and, should Cara resume development of Cara’s product candidate or any future product candidate, may have to limit commercialization of a product candidate.

Cara faces an inherent risk of product liability lawsuits related to the sale of its products to, use of its products by, and testing of any product candidate in, seriously ill patients. For example, product liability claims might be brought against Cara by consumers, healthcare providers or others using, administering or selling its products. Cara may be sued if any product it develops allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If Cara cannot successfully defend itself against these claims, Cara will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	loss of revenue from decreased demand for Cara’s products and/or any potential product candidate;

●	impairment of Cara’s business reputation or financial stability;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	diversion of management attention and scientific resources from Cara’s business operations;

●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;

●	the inability to successfully commercialize Cara’s products and/or any potential product candidate;

●	significant negative media attention;

●	initiation of investigations by regulators or increased regulatory scrutiny;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and

●	the inability to commercialize any potential product candidate.

Should Cara resume development of its product candidate or any future product candidate, for any product candidate that is approved for commercial sale, Cara will be highly dependent upon healthcare provider and patient perceptions of Cara and the safety and quality of Cara’s products. Cara could be adversely affected if it is subject to negative publicity. Cara could also be adversely affected if any of its products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of Cara’s dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of Cara’s products or any similar products distributed by other companies could have a material adverse impact on Cara’s financial condition or results of operations.

Cara has obtained limited product liability insurance coverage for its products and its clinical trials with a $5.0 million annual aggregate coverage limit in the United States and various other coverage limits outside of the United States. However, Cara’s insurance coverage may not reimburse it or may not be sufficient to reimburse it for any expenses or losses Cara may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, Cara may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect it against losses due to liability. Should Cara resume development of its product candidate or any future product candidate, Cara would attempt to expand its insurance coverage to include the sale of commercial products for such product candidate, but may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against Cara could cause its stock price to fall and, if judgments exceed its insurance coverage, could decrease its cash and adversely affect its business.

Cara may expend its limited resources to pursue a particular product candidate or indication and fail to capitalize on its product candidate or indications that may be more profitable or for which there is a greater likelihood of success.

Because Cara has limited financial and managerial resources, it has focused on developing product candidates for specific indications that Cara believed to be most likely to succeed, in terms of both regulatory approval and commercialization. As a result, Cara may have foregone or delayed, or, should Cara resume development activities in the future, may in the future forgo or delay, pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, in 2023, Cara terminated the atopic dermatitis program as part of its strategy to focus on its advanced chronic kidney disease and NP programs. Further, in January 2024, Cara announced a prioritization of its pipeline to focus its resources on its late-stage clinical program evaluating oral difelikefalin in chronic pruritus associated with NP and terminated its Phase 3 clinical program evaluating oral difelikefalin in pruritus associated with advanced chronic kidney disease. In June 2024, Cara discontinued the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. Cara’s resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities. Should Cara resume development activities in the future, its spending on future R&D programs and product candidates for specific indications may not yield any commercially viable products. If Cara does not accurately evaluate the commercial potential or target market for a particular product candidate, Cara may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for Cara to retain sole development and commercialization rights to such product candidate.

Cara’s future growth may depend on its ability to identify and develop products and, should Cara resume development activities in the future, if Cara does not successfully identify and develop product candidates or integrate them into its operations, Cara may have limited growth opportunities.

Should Cara resume development activities in the future, its business strategy may require that it develop a product that it believes is a strategic fit with its focus on pruritus therapeutics. However, these business activities may entail numerous operational and financial risks, including:

●	difficulty or inability to secure financing to fund development activities for such development;
●	disruption of Cara’s business and diversion of its management’s time and attention;
●	higher than expected development costs;
●	exposure to unknown liabilities;
●	difficulty in managing multiple clinical trials; and
●	inability to successfully develop new products or clinical failure.

Cara has limited resources to identify and execute the development of products. Moreover, Cara may devote resources to potential developments that are never completed, or Cara may fail to realize the anticipated benefits of such efforts. If Cara does not successfully develop and commercialize product candidates, Cara may not be able to obtain product revenues in future periods.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. Should Cara resume development activities in the future, if Cara is not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, Cara will not be able to commercialize any product candidates as expected, and Cara’s ability to generate revenue will be materially impaired.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Should Cara resume development of its product candidate or any future product candidate, it is possible that none of such potential product candidates Cara may seek to develop in the future will ever obtain regulatory approval.

Product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, and similar regulatory authorities in other countries. Should Cara resume development of its product candidate or any future product candidate, failure to obtain marketing approval for a product candidate will prevent Cara from commercializing that product candidate. Should Cara resume development activities in the future, Cara expects it would continue to rely on third-party CROs, other vendors, and consultants to assist Cara in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of any product candidates, should Cara resume development of its product candidate or any future product candidate, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Should Cara resume development activities in the future, future clinical trial results may not be successful. Cara may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent Cara’s ability to receive marketing approval or commercialize any product candidates, including:

●	regulators or institutional review boards may not authorize Cara or its investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	Cara may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials of Cara’s product candidates may produce negative or inconclusive results, and Cara may decide, or regulators may require Cara, to conduct additional clinical trials or abandon product development programs;

●	the number of patients required for clinical trials of any product candidate may be larger than Cara anticipates, enrollment in these clinical trials may be slower than Cara anticipates or participants may drop out of these clinical trials at a higher rate than Cara anticipates;

●	Cara’s third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to Cara in a timely manner, or at all;

●	Cara may have to suspend clinical trials, or terminate clinical trials of any potential product candidate for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that Cara or its investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	changes in marketing approval policies during the development period;

●	changes in or the enactment of additional statutes or regulations;

●	changes in regulatory review for each submitted product application;

●	the cost of clinical trials of Cara’s product candidate may be greater than it anticipates;

●	the supply or quality of Cara’s product candidate or other materials necessary to conduct clinical trials of any potential product candidate may be insufficient or inadequate; and

●	any potential product candidate may have undesirable side effects or other unexpected characteristics, causing Cara or its investigators, regulators or institutional review boards to suspend or terminate the trials.

In addition, unfavorable changes in Cara’s industry or the global economy, including as a result of macroeconomic factors related to fluctuations in inflation and interest rates, political turmoil, or public health crises such as pandemics or other similar outbreaks, could contribute to some of the events listed above and should Cara resume development activities in the future further impact Cara’s ability to progress any future clinical trials, submit for marketing approval or commercialize any product candidates, if approved, as planned. Further, if and to the extent, global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process any additional regulatory submissions Cara may make, which could affect Cara’s ability to obtain marketing approval for any potential product candidate.

Should Cara resume development of its product candidate or any future product candidate, if Cara is unable to successfully complete clinical trials of a product candidate or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, Cara may:

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

Furthermore, regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that Cara’s data is insufficient for approval and require additional preclinical, clinical or other studies, including with respect to third-party technology used in any potential product candidates. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval Cara ultimately obtains may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Finally, even if Cara were to obtain approval, regulatory authorities may approve a product candidate for fewer or more limited indications than Cara requests, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for a product candidate to assure safe use of the product candidate, either as a condition of product candidate approval or on the basis of new safety information.

Should Cara resume development activities in the future, if Cara experiences delays in obtaining approval, if Cara fails to obtain approval of a product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and Cara’s ability to generate revenues will be materially impaired.

Should Cara resume development of its product candidate or any future product candidate, such product candidate, if approved, could be subject to labeling and other restrictions and market withdrawal and Cara may be subject to penalties if it fails to comply with regulatory requirements or experiences unanticipated problems with its product.

Should Cara resume development of its product candidate or any future product candidate, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS. If a product candidate receives marketing approval, the accompanying label may limit the approved use of Cara’s drug, which could limit sales of the product.

The FDA or other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if Cara does not market its products for their approved indications, Cara may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act or equivalent regulations outside the United States relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown AEs or other problems with its products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on the products, manufacturers, manufacturing facilities or manufacturing process;

●	imposition of restrictions on operations, including costly new manufacturing requirements;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that Cara submits;

●	recall of products and publicity requirements;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing or regulatory approvals;

●	refusal to permit the import or export of Cara’s products;

●	product seizure, detentions or import bans; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA’s or other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidates should Cara resume development of its product candidate or any future product candidate. If Cara is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Cara is not able to maintain regulatory compliance, Cara may lose any marketing approval that it may have obtained.

Regulatory approval is limited by the FDA and other regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and Cara may be subject to fines, penalties or injunctions if Cara is determined to be promoting the use of its products for unapproved or “off-label” uses, resulting in damage to Cara’s reputation and business.

When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific indications for which a product is approved. If Cara is not able to obtain FDA approval for any desired future indications for its products and product candidates, should Cara resume development of its product candidate or any future product candidate, Cara’s ability to effectively market and sell its products may be reduced and its business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, Cara is prohibited from marketing and promoting the products for indications that are not specifically approved by the FDA or other regulatory authorities. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States and other countries generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies on off-label use. If the FDA or other regulatory authorities determine that Cara or Cara’s commercial partners’ promotional activities constitute promotion of an off-label use, it could request that Cara modify its promotional materials. Further, off-label promotion could subject Cara to regulatory or enforcement actions by the FDA and other authorities, including issuance of warning letters or untitled letters, suspension or withdraw an approved product from the market, mandatory or voluntary recalls, civil fines, disgorgement of money, operating restrictions, additional reporting requirements and/or oversight if Cara becomes subject to a corporate integrity agreement or similar agreement, injunctions or criminal prosecution, any of which could significantly harm Cara’s business.

Should Cara resume development of its product candidate or any future product candidate, failure to obtain marketing approval in international jurisdictions would prevent a product candidate from being marketed abroad.

In order to market and sell products in the EU and many other jurisdictions, Cara or its collaborators or partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Even if Cara obtains FDA approval of a product candidate, the regulatory approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Cara or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise Cara or its collaborators’ or partners’ ability to obtain approval elsewhere. Cara or its collaborators or partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize its products in any market.

Cara’s agreements with HCR contain various covenants and other provisions, which, if violated, could materially adversely affect Cara’s financial condition.

During the fourth quarter of 2023, Cara, through Cara Royalty Sub, entered into the Original HCR Agreement with HCR, pursuant to which Cara Royalty Sub sold, or agreed to sell, to HCR the Royalties under the Covered License Agreements, in exchange for up to $40.0 million. Cara has retained all of its rights, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the Original HCR Agreement, Cara received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, Cara received an additional $20.0 million less certain advisory fees, upon satisfying the milestone event for pricing for Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. The terms of the Original HCR Agreement also provide for an additional $2.5 million milestone payment to Cara Royalty Sub upon achievement of a 2024 sales milestone of KORSUVA in Japan, which was achieved in the fourth quarter of 2024 and is expected to be paid in the first quarter of 2025.

On December 17, 2024, the Sellers entered into the APA with CSL Vifor, pursuant to which, at the consummation of the transaction, Sellers will sell to CSL Vifor and CSL Vifor will acquire from Sellers certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities, or the Asset Disposition, for a purchase price of $900,000 (subject to certain adjustments with respect to inventory). Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR have entered into a letter agreement with Cara providing that CSL Vifor and HCR will, subject to the satisfaction of conditions to closing under the APA, enter into an amended and restated purchase agreement to amend and replace the Original HCR Agreement. Upon entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor will be obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the Original HCR Agreement) shall be terminated, and (iii) Sellers shall have no further payment or other obligations to HCR under the Original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara has agreed to pay CSL Vifor $3.0 million to compensate CSL Vifor for the estimated incremental future expenses to be incurred by CSL Vifor as a result of the transfer of the assets to be acquired and the liabilities to be assumed by it in connection with the Asset Disposition.

The Asset Disposition is subject to certain conditions to closing, including either (i) the consummation of the Merger concurrently with the Asset Disposition or (ii) the receipt of the requisite stockholder approval needed to approve the Asset Disposition in the event that the Merger is terminated. The APA provides for certain termination rights of Sellers and CSL Vifor, including the right of either CSL Vifor or Cara to terminate the APA if (a) there is a permanent and nonappealable prohibition on the consummation of the Asset Disposition, (b) the Asset Disposition has not occurred by June 30, 2025 (which date shall be automatically extended in one-month increments until October 30, 2025 in certain instances if the Merger is not closed by June 30, 2025) or (c) if a meeting of Cara’s stockholders has been held for the stockholders to consider and vote upon the APA and the Asset Disposition and the stockholders have not voted in favor of adopting the APA and approving the Asset Disposition at such stockholder meeting. Either party may also terminate the APA if the other party breaches its obligations under the APA in certain instances and subject to customary cure protections. The APA contains representations, warranties, and covenants of the parties, including, among others, a covenant that requires (i) Sellers to operate their business in the ordinary course during the period between the execution of the APA and consummation of the Asset Disposition and to not engage in certain kinds of activities or transactions during such period (subject to either prior consent of CSL Vifor or customary limited exceptions), (ii) the parties to use their reasonable best efforts to complete certain transition steps in connection with the consummation of the Asset Disposition, and (iii) Sellers to use their commercially reasonable efforts to obtain any needed consents and provide any needed notices in connection with the Asset Disposition.

If the above transactions are not approved/consummated, the Original HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the Original HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the Original HCR Agreement, if the 2029 Threshold is not achieved on or prior to December 31, 2029. In the event of a change of control, Cara Royalty Sub will pay to HCR an amount equal to 2.8 times the aggregate amount of payments made by HCR less the total net amounts paid by Cara Royalty Sub to HCR as of the effective date of control. In certain situations, Cara Royalty Sub would not be obligated to pay the change of control payment to HCR. After the Original HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub.

In connection with the HCR Agreement, Cara entered into a Contribution and Servicing Agreement which contains various representations and warranties, covenants, indemnification obligations and other provisions related to the contribution of the Covered License Agreement to Cara Royalty Sub and its maintenance and servicing obligations with respect to the Royalties and the Covered License Agreements. In the event Cara violates these covenants or provisions, Cara may lose the right to act as the servicer of Cara Royalty Sub and a third-party servicer may be appointed at Cara Royalty Sub’s expense. Cara’s replacement as servicer, if it were to occur, could have a material adverse effect on Cara’s financial condition as HCR, by virtue of owning Cara Royalty Sub, would own the Royalties.

In connection with the Original HCR Agreement, Cara also entered into a Pledge and Security Agreement containing various representations, warranties and covenants, and a limited recourse guaranty of Cara Royalty Sub’s obligations under the Purchase and Sale Agreement which is secured by the pledge in favor of HCR all of the capital stock of Cara Royalty Sub. HCR is entitled to foreclose on the capital stock of Cara Royalty Sub following the occurrence of certain remedies events, including, without limitation, a bankruptcy of Cara or the failure of Cara to perform its obligations under the Contribution and Servicing Agreement. Such foreclosure, if it were to occur, could have a material adverse effect on Cara’s financial condition as HCR, by virtue of owning Cara Royalty Sub, would own the Royalties.

Cara’s information systems, or those of others upon whom Cara relies (such as Cara’s CROs, contract manufacturers, contractors, consultants, service providers, collaborators and others) may fail or suffer cybersecurity breaches, loss or leakage of data or other disruptions, which could result in a material disruption of Cara’s development programs, compromise sensitive information related to Cara’s business, or prevent Cara from accessing critical information, potentially exposing Cara to liability that could adversely affect Cara’s business.

Cara is increasingly dependent upon information systems, infrastructure and data to operate its business. In the ordinary course of business, Cara collects, stores, transmits and otherwise processes confidential information (including but not limited to intellectual property, proprietary business information and personal data). Cara also has outsourced elements of its operations to third parties, and as a result Cara manages a number of service providers who have access to its data and information systems and infrastructure. Cara’s reliance on service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to Cara’s business operations. Cara relies on service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions. Cara also relies on third-party service providers to provide other products, services, parts, or otherwise to operate its business. Cara’s ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If Cara’s third-party service providers experience a security incident or other interruption, Cara could experience adverse consequences. While Cara may be entitled to damages if its third-party service providers fail to satisfy their privacy or security-related obligations to Cara, any award may be insufficient to cover Cara’s damages, or Cara may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and Cara cannot guarantee that third parties’ infrastructure in Cara’s supply chain or its third-party partners’ supply chains have not been compromised.

Cybersecurity risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, especially as personnel are working remotely, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other external parties. To the extent that any disruption or cybersecurity breach were to result in a loss of, or damage to, Cara’s data or information systems, or inappropriate disclosure of confidential or proprietary information, Cara could incur liability and reputational damage and, should Cara resume development of its product candidate or any future product candidate, the further development of such product candidates could be delayed.

Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, Cara, and the third parties upon which Cara relies, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt its systems and operations, supply chain, and ability to produce, sell and distribute Cara’s goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in Cara’s operations, ability to provide its products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but Cara may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Cara and the third parties upon which Cara relies are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, future or past business transactions (such as acquisitions or integrations) could expose Cara to additional cybersecurity risks and vulnerabilities, as Cara’s systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, Cara may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into Cara’s information technology environment and security program.

While Cara has implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Cara takes steps designed to detect, mitigate, and remediate vulnerabilities in its information systems (such as its hardware and/or software, including that of third parties upon which Cara relies). Cara may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, Cara may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to Cara’s sensitive data or Cara’s information technology systems, or those of the third parties upon whom Cara relies. A security incident or other interruption could disrupt Cara’s ability (and that of third parties upon whom Cara relies) to provide its services.

Cara may expend significant resources or modify its business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require Cara to implement and maintain specific security measures or industry-standard or reasonable security measures to protect its information technology systems and sensitive data.

Applicable data privacy and security obligations may require Cara to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If Cara (or a third party upon whom Cara relies) experiences a security incident or is perceived to have experienced a security incident, it may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in Cara’s operations (including development and commercialization of any product candidate, should Cara resume development activities in the future, if approved, and availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using Cara’s services, deter new customers from using Cara’s services, and negatively impact Cara’s ability to grow and operate its business.

Cara’s contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in its contracts are sufficient to protect Cara from liabilities, damages, or claims related to Cara’s data privacy and security obligations. Cara cannot be sure that its insurance coverage will be adequate or sufficient to protect it from or to mitigate liabilities arising out of Cara’s privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Risks Related to Cara’s Dependence on Third Parties

Any collaboration arrangements that Cara is a party to or may enter into in the future may not be successful, which, should Cara resume development activities, could adversely affect Cara’s ability to develop and ultimately commercialize its product candidate or any potential future product candidate.

Cara’s business model in the past has been to develop and commercialize product candidates in the United States and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of product candidates in the rest of the world. Cara currently has license agreements with Maruishi and CKDP for the intravenous and oral formulations of difelikefalin, as well as license agreements with respect to its commercially approved products, KORSUVA Injection and Kapruvia with CSL Vifor. Should Cara resume development activities, in addition to its existing agreements, Cara may enter into additional collaboration arrangements in the future on a selective basis. Cara’s existing collaborations and future collaboration arrangements may not be successful. The success of Cara’s existing and future collaboration arrangements will depend heavily on the efforts and activities of its collaborators.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Maruishi may terminate its agreement with Cara at will, and CKDP may terminate its agreement with Cara in certain circumstances relating to patent invalidity or unenforceability or generic entry by a third party, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Collaboration and License Agreements.” Any such termination or expiration could adversely affect Cara financially and could harm Cara’s business reputation. Cara’s current collaborations and any future collaborations Cara might enter into, including related to development of Cara’s product candidate or any future product candidate should Cara resume development activities in the future, may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of Cara’s product or any product candidate that achieves regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could fail to make timely regulatory submissions for a product or product candidate;

●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with Cara’s products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than Cara’s;

●	product candidates discovered in collaboration with Cara may be viewed by Cara’s collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of any potential product candidates;

●	a collaborator with marketing and distribution rights to one or more of Cara’s products or product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products and product candidates, might lead to additional responsibilities for Cara with respect to products and product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators may not properly maintain or defend Cara’s intellectual property rights or may use Cara’s proprietary information in such a way as to invite litigation that could jeopardize or invalidate Cara’s intellectual property or proprietary information or expose Cara to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose Cara to litigation and potential liability; and

●	collaborations, including Cara’s collaboration with Maruishi, may be terminated for the convenience of the collaborator and, if terminated, Cara could be required to raise additional capital to pursue further development or commercialization of the applicable product candidate.

If Cara’s current collaborations or any other collaborations Cara might enter into in the future, including related to development of its product candidate or any future product candidate should Cara resume development activities in the future, do not result in the successful development and commercialization of products or if one of Cara’s collaborators terminates its agreement with Cara, Cara may not receive any future research funding or milestone or royalty payments under the collaboration. If Cara does not receive the funding it expects under these agreements, Cara’s development of potential product candidates could be delayed and Cara may need additional resources to develop a product candidate and product platform. All of the risks relating to Cara’s product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of Cara’s collaborators in their respective jurisdictions.

Additionally, if any current or future collaborator of Cara, including related to development of Cara’s product candidate or any future product candidate should Cara resume development activities in the future, is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by Cara. If one of Cara’s collaborators terminates its agreement with Cara, Cara may find it more difficult to attract new collaborators and Cara’s reputation in the business and financial communities could be adversely affected.

If Cara determines to collaborate in the future with additional pharmaceutical or biotechnology companies for the development and potential commercialization of oral difelikefalin or any potential future product candidate, should Cara resume development activities in the future, Cara would face significant competition in seeking appropriate collaborators. Cara’s ability to reach a definitive agreement for collaboration will depend, among other things, upon Cara’s assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If Cara is unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, Cara may have to curtail the development of a product candidate, reduce or delay its development program or one or more of Cara’s other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase Cara’s expenditures and undertake development or commercialization activities at Cara’s own expense. If Cara elects to fund and undertake development or commercialization activities on its own, Cara may need to obtain additional expertise and additional capital, which may not be available to Cara on acceptable terms or at all. If Cara fails to enter into collaborations and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities, Cara may not be able to further develop product candidates or bring them to market or to develop a product platform or successfully commercialize Cara’s products and business may be materially and adversely affected.

Risks Related to Legal and Compliance Matters

If Cara fails to comply with federal and state healthcare laws, including fraud and abuse, and transparency laws, Cara could face substantial penalties and its business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though Cara does not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency and patients’ rights may be applicable to Cara’s business. The healthcare laws and regulations that may affect Cara’s ability, and its partners’ and collaborators’ ability, to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which regulates, among other things, Cara’s marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, recommendation, lease, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws, including without limitation the federal civil False Claims Act, and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval from a federal health care program (including Medicare and Medicaid);

●	Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional

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

●	federal transparency laws, including the federal Physician Payments Sunshine Act, that requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers;

●	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;

●	state laws that require drug manufacturers to report information related to the pricing of certain drugs, as well as payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

●	state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under these laws, it is possible that some of Cara’s business activities could be subject to challenge under one or more of such laws. Pharmaceutical and other healthcare companies continue to be prosecuted under the federal false claims laws for numerous activities, including those related to research, sales, marketing and promotional programs. In addition, recent health care reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes. As a result, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. To the extent that any product Cara makes is sold in a foreign country, Cara may be subject to similar foreign laws and regulations. If Cara or its operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to it, Cara may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in U.S. federal or state health care programs, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, additional reporting requirements and/or oversight if Cara becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of Cara’s operations, any of which could materially adversely affect Cara’s ability to operate its business and its financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against Cara for violation of these laws, even if Cara successfully defends against it, could cause Cara to incur significant legal expenses and divert Cara management’s attention from the operation of its business. Moreover, achieving and sustaining compliance with applicable federal and state transparency and fraud and abuse laws may prove costly. If any of the physicians or other healthcare providers or entities with whom Cara does business, including its partners or collaborators, is found not to be in compliance with applicable laws, it may be subject to significant criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect Cara’s business.

Cara is subject to stringent and evolving U.S. and foreign laws, regulations and standards, contracts, industry standards, policies and other obligations related to data privacy and security. Cara’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of Cara’s business operations, reputational harm, loss of revenue and profits, and otherwise adversely affect Cara’s business, operations and financial performance.

Cara is subject to or affected by numerous domestic (both federal and state) and foreign laws and regulations, as well as regulatory guidance, contracts, industry standards, policies and other obligations governing the collection, use, disclosure, retention, security and other processing of personal data, such as information that Cara collects about participants and healthcare providers in connection with clinical trials in the United States and abroad. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. This evolving global data protection landscape may create uncertainty in Cara’s business, affect Cara’s or its service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use, share and otherwise personal data, result in liability or impose additional costs on Cara. The cost of compliance with these obligations is high and is likely to increase in the future and may necessitate changes to Cara’s operations and to those of third parties that process personal data on its behalf. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, including health plans, healthcare clearinghouses, certain healthcare providers, and their business associates and covered subcontractors that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In the event Cara is subject to HIPAA and Cara or its business associates or subcontractors fail to properly maintain the privacy and security of certain individually identifiable health information, or Cara or its business associates or subcontractors are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, Cara could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations.

Additionally, certain states have adopted their own privacy and security laws and regulations for health information, some of which may be more stringent than HIPAA.

In the past few years, numerous U.S. states, following California’s enactment of the CCPA - including Virginia, Colorado, Connecticut, and Utah-have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent that Cara is or may become subject to these laws, the exercise of these rights may impact Cara’s business and ability to provide its products and services. Similar laws are being considered in several other states, as well as at the federal and local levels, and Cara expects more states to pass similar laws in the future. These state laws may allow for statutory fines for noncompliance and private rights of action. While some of these laws may exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for Cara, and the third parties upon whom Cara relies. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent consent requirements), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. GDPR may increase compliance burdens on Cara, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how Cara collects, uses, discloses, retains and otherwise processes personal data. The processing of sensitive personal data, such as physical health conditions, may also be subject to heightened compliance burdens under the GDPR. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, Cara may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that Cara can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for Cara to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, Cara could face significant adverse consequences, including the interruption or degradation of its operations, the need to relocate part of or all of its business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against its processing or transferring of personal data necessary to operate its business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have proposed and enacted certain data transfer requirements or prohibitions, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

In addition to data privacy and security laws, Cara is or may become contractually subject to industry standards adopted by industry groups. Cara is also bound by other contractual obligations related to data privacy and security, and Cara’s efforts to comply with such obligations may not be successful.

Cara publishes privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of Cara’s practices, Cara may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Cara may at times fail (or be perceived to have failed) in its efforts to comply with its data privacy and security obligations. Moreover, despite Cara’s efforts, its personnel or third parties on whom it relies may fail to comply with such obligations, which could negatively impact Cara’s business operations. If Cara or the third parties on which Cara relies fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, Cara could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on Cara’s reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in Cara’s business operations (including, as relevant, clinical trials should Cara resume development activities in the future); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize Cara’s products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to Cara’s business model or operations.

Cara is subject to recent legislation, regulatory proposals and healthcare payer initiatives that may increase Cara’s costs of compliance and adversely affect Cara’s ability to market its products, obtain collaborators and raise capital.

In March 2010, the Health Care Reform Law was signed into law, which includes provisions that have changed, and likely will continue to change, health care financing and the delivery of health care in the United States.

There have been executive, judicial, and Congressional challenges and amendments to certain aspects of the Health Care Reform Law. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Health Care Reform Law marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is also unclear how any such challenges and the healthcare reform measures of the Trump administration will impact the Health Care Reform Law and Cara’s business.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for Cara’s drugs, if approved, and, accordingly, Cara’s financial operations. Further, Congress is considering additional health reform measures.

Cara expects that the Health Care Reform Law, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that Cara receives for KORSUVA injection or any approved product candidate, should Cara resume development of its product candidate or any future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payers. In addition, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure single-source drugs covered under Medicare that have been on the market for at least 7 years, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. The implementation of cost containment measures or other healthcare reforms may prevent Cara from being able to generate revenue, attain profitability or commercialize its drugs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. Cara cannot be sure whether additional legislative changes will be enacted, particularly in light of the recent U.S. Presidential and Congressional elections, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of Cara’s product candidates, if any, may be, should Cara resume development activities in the future. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject Cara to more stringent product labeling and post-marketing testing and other requirements. Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing.

Legislation and regulations that, among other things, reduce drug prices or require the implementation of costly compliance measures could result in decreased net revenues from Cara’s pharmaceutical products and decrease potential returns from Cara’s development efforts, and Cara cannot predict what legislation will be enacted in the future.

Governments outside the United States tend to impose strict price controls, which may adversely affect Cara’s revenues, if any.

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Should Cara resume development activities in the future, to obtain coverage and reimbursement or pricing approval in some countries, Cara may be required to conduct a clinical trial that compares the cost-effectiveness of a product candidate to other available therapies. There can be no assurance that Cara’s products will be considered cost-effective by third-party payers, that an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect Cara’s ability to sell its products profitably. If reimbursement of Cara’s products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, Cara’s business could be harmed, possibly materially.

Cara’s employees, independent contractors, consultants, and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on Cara’s business.

Cara is exposed to the risk of fraud or other misconduct by its employees, independent contractors, consultants and commercial partners. Misconduct by such individuals could include inadvertent or intentional failures to:

●	comply with FDA regulations and other similar foreign regulations;
●	provide true, complete and accurate information to the FDA;
●	comply with manufacturing standards;
●	comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign laws;

●	report financial information or data accurately; or
●	disclose unauthorized activities to Cara.

In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off label uses of Cara’s products, structuring and commission(s), certain customer incentive programs, patient assistance programs, and other business arrangements generally. Third party misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to Cara’s reputation. It is not always possible to identify and deter such misconduct, and the precautions Cara takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Cara from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against Cara, and Cara is not successful in defending itself or asserting its rights, those actions could have a significant impact on Cara’s business and financial results, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if Cara becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of Cara’s operations, any of which could adversely affect Cara’s ability to operate its business and its results of operations.

Cara’s business involves the use of hazardous materials and Cara and its third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how Cara does business.

Cara’s third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by it. Cara and any third-party manufacturers and suppliers it engages are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Cara’s partners’ operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Cara’s operations also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at Cara’s contract manufacturers’ facilities pending their use and disposal. Cara generally contracts with third parties for the disposal of these materials and wastes. Cara cannot eliminate the risk of contamination, which could cause an interruption of its commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. In addition, Cara cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes.

Although Cara believes that the safety procedures utilized by its third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, Cara cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Under certain environmental laws, Cara could be held responsible for costs relating to any contamination at its current or past facilities and at third-party facilities. In such an event, Cara may be held liable for any resulting damages and such liability could exceed Cara’s resources and state or federal or other applicable authorities may curtail Cara’s use of certain materials and/or interrupt Cara’s business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. Cara cannot predict the impact of such changes and cannot be certain of its future compliance.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair Cara’s research, product development and manufacturing efforts.

Risks Related to Intellectual Property

It is difficult and costly to protect Cara’s proprietary rights and as a result Cara may not be able to ensure their protection and all patents will eventually expire.

Cara’s commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for difelikefalin and, should Cara resume development activities in the future, for any other product candidates that Cara may develop, license or acquire and the methods Cara uses to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. Cara will only be able to protect its technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time-consuming, and Cara may not be able to file and prosecute to issuance all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that Cara may fail to identify patentable aspects of its R&D output before it is too late to obtain patent protection. Moreover, should Cara enter into additional collaborations it may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of its patents. Therefore, these patents and applications may not be successfully prosecuted to issuance and enforced in a manner consistent with the best interests of Cara’s business. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is also uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of Cara’s intellectual property. Accordingly, Cara cannot predict the breadth of claims that may be allowed or enforced in its patents or in third-party patents. The degree of future protection for Cara’s proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect Cara’s rights or permit Cara to gain or keep its competitive advantage. Moreover, the patent application process is also subject to numerous risks and uncertainties, and there can be no assurance that Cara or any of its future development partners will be successful in protecting difelikefalin and, should Cara resume development activities in the future, any other product candidates that Cara may develop, license or acquire by obtaining and defending patents. For example:

●	Cara may not have been the first to make the inventions covered by each of its pending patent applications and issued patents;

●	Cara may not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of Cara’s product candidates or technologies;

●	it is possible that none of the pending patent applications will result in issued patents;

●	the issued patents covering Cara’s product candidates may not provide a basis for commercially viable active products, may not provide Cara with any competitive advantages, or may be challenged by third parties;

●	Cara may not develop additional proprietary technologies that are patentable;

●	patents of others may have an adverse effect on Cara’s business;

●	competitors may file trademark infringement claims or challenges to the validity of Cara’s trademark(s);

●	noncompliance with governmental patent agencies requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, potentially allowing competitors to enter the market earlier than would otherwise have been the case;

●	Cara’s competitors, many of whom have substantially greater resources than Cara does and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate Cara’s ability to make, use, and sell Cara’s potential product candidates; or

●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of available patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of Cara’s patent applications and the enforcement or defense of Cara’s issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent Office has developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including and in particular, the first to file provisions, became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of Cara’s currently pending and future patent applications and the enforcement or defense of Cara’s issued patents, all of which could have a material adverse effect on Cara’s business and financial condition.

Patent applications in the United States are generally maintained in confidence for at least 18 months after their earliest effective filing date and in certain circumstances not until granted when no foreign counterpart patent applications are filed. Furthermore, published patent applications may issue at a later date with new and/or amended claims substantially different from those published earlier. Consequently, Cara cannot be certain it was the first to invent or the first to file patent applications on difelikefalin or, should Cara resume development activities in the future, any other product candidates that Cara may develop, license or acquire.

Until recent changes to the U.S. Patent Laws, patents and patent applications relating to substantially similar claimed inventions were potentially subject to interference proceedings to determine the first applicant to invent the claimed subject matter. For an interference to be declared against Cara’s patents and patent applications, any such interference would be under the 1952 law which was eliminated by the America Invents Act, or AIA, enacted in 2011 and fully effective in 2013. Such an interference would therefore have to relate to a patent or application with an effective filing date before March 16, 2013. No interference with such a patent or application has been declared to date. Therefore, it seems extremely unlikely that Cara may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States against one or more parties claiming the same or similar invention. However, in the unlikely event that such interference was to be declared, the costs of these proceedings could be substantial and it is possible that Cara’s efforts would be unsuccessful, resulting in a material adverse effect on Cara’s U.S. patent position. The results of these types of proceedings could reduce the scope of, or invalidate, Cara’s patent rights, allow third parties to commercialize Cara’s technology or products and compete directly with it, without payment to Cara, or result in Cara’s inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by Cara’s patents and patent applications is threatened, it could dissuade companies from collaborating with Cara to license, develop or commercialize product candidates. Such results could have a material adverse effect on Cara’s results of operations.

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

Furthermore, Cara may not have identified all U.S. and foreign patents or published applications that affect Cara’s business either by blocking its ability to commercialize its drugs or by covering similar technologies that affect the drug market. In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect Cara’s product candidates. Even if patents issue, Cara cannot guarantee that the claims of those patents will be valid and enforceable or provide Cara with any significant protection against competitive products, or otherwise be commercially valuable to Cara.

Cara also relies on trade secrets to protect Cara’s technology, particularly where Cara does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While Cara uses reasonable efforts to protect Cara’s trade secrets, Cara’s licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose Cara’s information to competitors. Enforcing a claim that a third party illegally obtained and is using Cara’s trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, Cara’s competitors may independently develop equivalent knowledge, methods and know-how.

If Cara fails to obtain or maintain patent protection or trade secret protection for difelikefalin or, should Cara resume development activities in the future, any other product candidate that Cara may develop, license or acquire, third parties could use Cara’s proprietary information, which could impair Cara’s ability to compete in the market and adversely affect Cara’s ability to generate revenues and achieve profitability.

Even if Cara’s patent applications issue as patents, they may not issue in a form that will provide Cara with any meaningful protection, prevent competitors from competing with it or otherwise provide it with any competitive advantage. Cara’s competitors may be able to circumvent Cara’s owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and Cara’s owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit Cara’s ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of Cara’s technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, Cara’s owned and licensed patent portfolio may not provide it with sufficient rights to exclude others from commercializing products similar or identical to Cara’s.

If Cara or any current or future collaboration partner are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm Cara’s business.

Cara’s ability to develop, manufacture, market and sell difelikefalin or, should Cara resume development activities in the future, any potential future product candidate will depend upon Cara’s ability to avoid infringing the proprietary rights of third parties, and Cara’s commercial success will depend upon Cara’s ability, and the ability of its collaborators, to develop, manufacture, market and sell its product candidates and use its proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of pain management and cover the use of numerous compounds and formulations in Cara’s targeted markets. Third parties may assert infringement claims against Cara based on existing patents or patents that may be granted in the future. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, Cara and its licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on Cara’s results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to Cara, which may later result in issued patents that current or potential future product candidates may infringe. There could also be existing patents of which Cara is not aware that its current or potential future product candidates may inadvertently infringe.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that Cara infringes on their products or technology, Cara could face a number of issues, including:

●	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from Cara’s core business;

●	substantial damages for past infringement which Cara may have to pay if a court decides that Cara’s product infringes on a competitor’s patent;

●	a court prohibiting Cara from selling or licensing its product unless the patent holder licenses the patent to Cara, which it would not be required to do;

●	if a license is available from a patent holder, Cara may have to pay substantial royalties or grant cross licenses to Cara’s patents; and

●	redesigning Cara’s processes so they do not infringe, which may not be possible or could require substantial funds and time.

If Cara is found to infringe on a third party’s intellectual property rights, Cara could be required to obtain a license from such third party to continue developing and marketing its products and technology. However, Cara may not be able to obtain any required license on commercially reasonable terms or at all. Even if Cara were able to obtain a license, it could be non-exclusive, thereby giving Cara’s competitors access to the same technologies licensed to it. Cara could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, Cara could be found liable for monetary damages, including treble damages and attorneys’ fees if Cara is found to have willfully infringed a patent. A finding of infringement could prevent Cara from commercializing its product candidate or force Cara to cease some of its business operations, which could materially harm Cara’s business. Claims that Cara has misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on Cara’s business.

Cara may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, which could be expensive, time consuming and may ultimately be unsuccessful.

Competitors may infringe on Cara’s issued patents or other intellectual property. To counter infringement or unauthorized use, Cara may be required to file infringement claims, which can be expensive and time consuming. Any claims Cara asserts against perceived infringers could provoke these parties to assert counterclaims against Cara alleging that Cara infringes their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that Cara’s patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of Cara’s patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Cara’s confidential information could be compromised by disclosure during this type of litigation.

Most of Cara’s competitors are larger than Cara is and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than Cara could. In addition, should Cara resume development activities in the future, the uncertainties associated with litigation could have a material adverse effect on Cara’s ability to raise the funds necessary to continue its clinical trials, continue its internal research programs, in-license needed technology, or enter into development partnerships that would help it bring any product candidate to market.

Cara may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of Cara’s products. It may be necessary for Cara to use the patented or proprietary technology of third parties to commercialize Cara’s products, in which case Cara would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms or at all, which could materially harm Cara’s business.

Cara may be subject to claims that its employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, Cara employs individuals who were previously employed at other biotechnology or pharmaceutical companies, including its competitors or potential competitors. Although no claims against Cara are currently pending, Cara may be subject to claims that these employees, or Cara has inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if Cara is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Cara may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and Cara’s intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, Cara may not be able to prevent third parties from practicing its inventions in all countries outside the United States, or from selling or importing products made using its inventions in and into the United States or other jurisdictions. Competitors may use Cara’s technologies in jurisdictions where Cara has not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where Cara has patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with Cara’s product candidate, should Cara resume development activities, and Cara’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for Cara to stop the infringement of its patents generally. Proceedings to enforce Cara’s patent rights in foreign jurisdictions could result in substantial costs and divert Cara’s efforts and attention from other aspects of its business, could put its patents at risk of being invalidated or interpreted narrowly and its patent applications at risk of not issuing and could provoke third parties to assert claims against it. Cara may not prevail in any lawsuits that it initiates and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, Cara’s efforts to enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Cara develops or licenses.

The validity and enforceability of the patents and applications that cover difelikefalin can be challenged by competitors.

Should Cara resume development activities in the future, in the event that oral difelikefalin or any potential future product candidate is approved by the FDA, one or more third parties may challenge the patents covering these products and product candidates, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing difelikefalin, and relies in whole or in part on studies conducted by or for Cara, the third party will be required to certify to the FDA that either: (1) the patents listed in the Orange Book have expired; (2) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (3) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for difelikefalin, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to Cara once the third-party’s ANDA is accepted for filing by the FDA. Cara may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If Cara does not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert Cara management’s attention from its core business, and may result in unfavorable results that could adversely impact Cara’s ability to prevent third parties from competing with its products.

Risks Related to Employee Matters and Managing Growth

Cara depends on skilled personnel to operate its business effectively in a rapidly changing market, and if Cara is unable to retain existing or hire additional personnel when needed, Cara’s ability to develop and sell its products could be harmed.

In January 2024, as part of Cara’s pipeline prioritization, Cara reduced its headcount by approximately 50%, including the separation of Cara’s former Chief Scientific Officer and SVP of Research & Development. Further, in June 2024, in connection with Cara’s streamlined operating plan, Cara further reduced its headcount by approximately 70%. As of March 6, 2025, Cara had ten employees. Although Cara believes these employee transitions are in the best interest of the company and its stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt Cara’s operations and relationships with employees, suppliers, and partners and, as a result, create added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. In addition, Cara’s competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over Cara. Furthermore, these changes increase Cara’s dependency on the remaining members of its leadership team and clinical and preclinical operations teams that remain with it, who are not contractually obligated to remain employed with Cara and may leave at any time. Any such departure could be particularly disruptive and, to the extent Cara experiences additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets Cara’s requirements. Cara may not be able to attract or retain qualified management and commercial, scientific, and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If Cara is not able to attract and retain necessary personnel to accomplish its business objectives, Cara may experience constraints that will significantly impede the achievement of its development objectives, its ability to raise additional capital and its ability to implement its business strategy.

If Cara loses additional members of its senior management team, Cara’s ability to successfully implement its business strategy could be seriously harmed. Replacing these employees may be difficult and may take an extended period of time because of the limited number of individuals in Cara’s industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and Cara may be unable to hire, train, retain or motivate additional key personnel. Cara does not maintain “key person” insurance for any of its executives or other employees.

If Cara fails to maintain proper and effective internal controls, Cara’s ability to produce accurate financial statements on a timely basis could be impaired.

Cara is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of Nasdaq. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, Cara is required to perform system and process evaluation and testing of its internal control over financial reporting to allow its management to report on the effectiveness of its internal control over financial reporting and, in the past, Cara has also previously been required to have its independent registered public accounting firm issue an opinion on the effectiveness of its internal control over financial reporting on an annual basis as a large accelerated filer. However, based on Cara’s public float as of June 30, 2024, the company remained qualified as a non-accelerated filer at the end of 2024, which would allow it to forgo the auditor attestation requirement. While Cara has previously voluntarily complied with the auditor attestation requirement when it qualified as a non-accelerated filer in 2023, it has forgone the auditor attestation for the fiscal year ended December 31, 2024.

During the evaluation and testing process, if Cara identifies one or more material weaknesses in its internal control over financial reporting, Cara will be unable to assert that its internal control over financial reporting is effective. Further, Cara may in the future discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. Moreover, Cara’s internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, Cara is aware that the increased prevalence of remote working arrangements potentially presents additional areas of risk, including cyber and privacy risks, and Cara is carefully monitoring any impact to its internal controls and procedures.

If Cara is unable to assert that its internal control over financial reporting is effective, investors could lose confidence in the reliability of Cara’s consolidated financial statements, the market price of Cara’s stock could decline and Cara could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Risks Related to Ownership of Cara Common Stock

If Cara fails to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market, Cara may be delisted and the price of its common stock, its ability to access the capital markets and its financial condition could be negatively impacted.

Cara’s common stock is currently listed on Nasdaq under the symbol “CARA.” To maintain the listing of its common stock on the Nasdaq Capital Market, Cara is required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share. On February 1, 2024, Cara received a letter from the Listing Qualifications Department, or the Staff, of Nasdaq, notifying Cara that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for Cara’s common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) Cara was provided an initial period of 180 calendar days, or until July 30, 2024, to regain compliance with Nasdaq’s bid price requirement. On July 31, 2024, Cara received a notice, or the Extension Notice, from the Staff granting Cara an additional 180 calendar days, or until January 27, 2025, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under the under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. Effective as of August 1, 2024, the listing of Cara’s common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

As part of Cara’s plans to regain compliance with the Minimum Bid Price Requirement following the initial notification letter, a series of alternate amendments to effect (i) a reverse stock split and (ii) a reduction in the total number of authorized shares of the Cara’s common stock was approved by Cara’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on June 4, 2024. On December 19, 2024, Cara’s Board approved a one-for-twelve (12) reverse stock split and corresponding reduction in the total number of authorized shares. On December 30, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split, and Cara’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024.

On January 16, 2025, Cara received a letter from the Staff notifying the company that Cara had regained compliance with the minimum bid price requirement. The closing bid price of the Company’s common stock was at or above $1.00 per share for ten consecutive business days, and Nasdaq considers the matter closed.

Separately, Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain shareholders’ equity of at least $2.5 million, or the Stockholders’ Equity Requirement, or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $0.5 million in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or the Alternative Standards. On November 19, 2024, Cara received a letter from the Staff notifying the company that Cara was not in compliance with the Stockholders’ Equity Requirement because Cara’s stockholders’ equity of $707,000, as reported in Cara’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million and Cara did not meet the Alternative Standards. As of December 31, 2024, Cara had negative stockholders’ equity of $4.6 million and therefore is not in compliance with the Stockholders’ Equity Requirement and, as of December 31, 2024, Cara did not meet the Alternative Standards. As requested by the Staff, Cara subsequently submitted a plan to require compliance to Nasdaq, or the Compliance Plan. Based on the Compliance Plan, which contemplates the closing of the Merger, on January 14, 2025, Nasdaq granted Cara an extension until May 19, 2025 to regain compliance with the Stockholders’ Equity Requirement. The Merger will constitute a “change of control” for purposes of Nasdaq’s listing rules and will require that the combined company comply with all applicable criteria for initial listing on the Nasdaq Capital Market, including a higher minimum bid price requirement and higher minimum stockholders’ equity requirement. The parties intend to satisfy each of the applicable listing criteria upon completion of the proposed Merger such that the combined company will remain listed on the Nasdaq Capital Market.

While Cara is making every effort to regain compliance prior to the extended deadline, there can be no assurance that Cara will be able to regain compliance within the extension period, by consummation of the Merger or otherwise, or will otherwise be in compliance with other Nasdaq listing criteria, including remaining in compliance with the minimum bid price requirement. If the Nasdaq Capital Market delists Cara’s securities from trading on its exchange for failure to meet the listing standards, Cara and its stockholders could face significant negative consequences including: reducing the liquidity and market price of its common stock; reducing the number of investors willing to hold or acquire its common stock, which could negatively impact Cara’s ability to raise equity financing; decreasing the amount of news and analyst coverage of Cara; and limiting Cara’s ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact Cara’s reputation and, consequently, its business.

The market price of Cara’s common stock has been, and is likely to continue to be, highly volatile, and you may not be able to resell your shares at or above the price you paid for them.

Since Cara’s initial public offering in January 2014, Cara’s stock price has been volatile and it is likely that the trading price of its common stock will continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for Cara’s common stock may be influenced by many factors, including:

●	the outcome of Cara’s exploration of strategic alternatives;

●	actual or anticipated variations in quarterly or annual operating results;

●	failure to meet or exceed financial projections Cara provides to the public;

●	failure to meet or exceed the estimates and projections of the investment community, including securities analysts;

●	announcements by Cara or Cara’s competitors of significant acquisitions, strategic partnerships, or divestitures;

●	introduction of competitive products or technologies;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	general trends in Cara’s industry or economic and market conditions and overall fluctuations in U.S. equity markets;

●	developments concerning Cara’s sources of manufacturing supply, warehousing and inventory control;

●	disputes or other developments relating to patents or other proprietary rights;

●	additions or departures of key scientific or management personnel;

●	announcements of investigations or regulatory scrutiny of Cara’s operations or lawsuits filed against it;

●	capital commitments;

●	investors’ general perception of the company and its business;

●	announcements and expectations of additional financing efforts, including the issuance of debt, equity or convertible securities or other security instruments;

●	sales of Cara’s common stock, including sales by its directors and officers or significant stockholders;

●	changes in the market valuations of companies similar to Cara;

●	should Cara resume development activities in the future, (i) changes or developments in laws or regulations applicable to such product candidate;(ii) delays in the commencement, enrollment and ultimate completion of any clinical trials; (iii) results of any clinical trials or those of Cara’s competitors; or (iv)any delay or refusal on the part of the FDA or other regulatory authorities in approving marketing authorization for any potential product candidate;

●	changes in the structure of healthcare payment systems; and

●	the other factors described in this “Risk Factors” section.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, such as those related to fluctuations in inflation and interest rates and concerns of a recession in the United States or other major markets, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, and geopolitical instability, including resulting from the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan, may negatively affect the market price of Cara’s common stock, regardless of Cara’s actual operating performance.

Further, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against Cara, could cause Cara to incur substantial costs and divert management’s attention and resources from its business.

If equity research analysts cease to publish research or reports about Cara or if they publish unfavorable research or reports about the company, its business or its market, Cara’s stock price and trading volume could decline.

The trading market for Cara’s common stock is likely to be influenced by the research and reports that equity research analysts publish about Cara and its business. Cara does not have any control over the analysts or the content and opinions included in their reports. The price of Cara’s stock could decline if one or more equity research analysts downgrade its stock or issue other unfavorable commentary or research. Certain equity research analysts who covered Cara has ceased coverage, and if further analysts who cover Cara were to cease coverage of the company or fail to publish reports on Cara regularly, demand for Cara’s stock could decrease, which in turn could cause Cara’s stock price or trading volume to decline.

Cara’s quarterly operating results may fluctuate significantly.

Cara expects its operating results to be subject to quarterly fluctuations. Cara’s operating results will be affected by numerous factors, including:

●	Cara’s exploration of strategic alternatives to maximize stockholder value, including whether Cara is able to implement any strategic alternatives, in a timely manner or at all, whether Cara realizes all or any of the anticipated benefits of any such transaction and whether any such transactions would generate value for Cara’s stockholders;

●	should Cara resume development of its product candidate or any future product candidate, the successful progress of any clinical trials for such product candidates;

●	should Cara resume development of activities in the future, variations in the level of expenses related to Cara’s future development programs;

●	should Cara resume development of its product candidate or any future product candidate, whether the FDA or other regulatory authorities require Cara to complete additional, unanticipated studies, tests or other activities prior to approving any product candidates, which would likely further delay any such approval;

●	should Cara resume development of its product candidate or any future product candidate, Cara’s ability to identify, enter into and maintain third party manufacturing arrangements capable of manufacturing any potential product candidate in commercial quantities;

●	Cara’s execution of other collaborative, licensing or similar arrangements and the timing of payments Cara may make or receive under these arrangements;

●	any product liability or intellectual property infringement lawsuit in which Cara may become involved;

●	regulatory developments affecting any potential product candidates, or the product candidates of Cara’s competitors; and

●	if any potential product candidate receives regulatory approval, the level of underlying demand for such product and wholesaler buying patterns.

If Cara’s quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of Cara’s common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in Cara’s operating results may, in turn, cause the price of Cara’s stock to fluctuate substantially. Cara believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of its future performance.

Entry into an acquisition, merger, business combination, or other strategic transaction, or raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict Cara’s operations or require Cara to relinquish proprietary rights.

In June 2024, Cara announced that it was undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value, and in December 2024 announced entrance into the Merger Agreement with Tvardi. If the Merger is not consummated, the terms of any other strategic transaction that Cara might enter could result in the issuance of securities in the company, such as Cara’s common stock, which could result significant dilution to Cara’s stockholders. Additionally, in connection with such strategic alternatives, Cara may seek to finance its cash needs through a combination of equity offerings, debt financings, royalty arrangements, grants, license and development agreements in connection with any collaborations, and other financial instruments. Cara does not yet have any committed external source of funds. To the extent that Cara raises additional capital by issuing equity securities, Cara’s existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting Cara’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If Cara raises additional funds through strategic transactions, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, Cara may have to relinquish valuable rights to its technologies, future revenue streams, research programs, product candidate or grant licenses on terms that may not be favorable to Cara. Any debt financing that Cara enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of Cara’s assets as well as prohibitions on Cara’s ability to create liens, pay dividends, redeem its stock or make investments.

The use of Cara’s net operating loss carryforwards and research tax credits may be limited.

A portion of Cara’s net operating loss, or NOL, carryforwards and R&D tax credits may expire and not be used. As of December 31, 2024, Cara had federal and state NOL carryforwards of approximately $475.4 million and $403.1 million, respectively, and Cara also had federal and state R&D tax credit carryforwards of approximately $28.6 million and $4.4 million, respectively. Cara’s NOL carryforwards will begin expiring in 2026 for federal purposes (to the extent such federal NOLs are generated in taxable years beginning on or before December 31, 2017) and 2027 for state purposes if Cara has not used them prior to that time, and Cara’s federal R&D tax credits will begin expiring in 2025 unless previously used. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017, or TCJA, as modified by the CARES Act. To the extent that Cara has not exchanged its Connecticut R&D tax credits for a tax refund, those tax credits carry forward indefinitely. Additionally, Cara’s ability to use any NOL and R&D tax credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if Cara has a cumulative change in ownership of Cara’s stock of more than 50% within a three-year period. The completion of Cara’s initial public offering in 2014 and Cara’s follow-on public offerings in 2015, 2017, 2018 and 2019, together with private placements and other transactions that have occurred, may have triggered such ownership changes. Cara conducted a 382 analysis in the first quarter of 2021. This analysis showed a limited change of ownership had occurred, and the amount of NOL carryforwards and R&D tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. In addition, since Cara will need to raise substantial additional funding to finance its operations, Cara may undergo ownership changes in the future. The Merger, if consummated, may also constitute an ownership change (within the meaning of Section 382 of the Code). Any such annual limitation may significantly reduce the utilization of the NOL carryforwards and R&D tax credits before they expire. In addition, certain states have in the past suspended use of NOL carryforwards for certain taxable years (including Connecticut which currently limits the use of NOL carryforwards by 50% and California, which recently enacted legislation that temporarily suspends the use of California NOLs for three years beginning on or after January 1, 2024), and other states are considering similar measures. As a result, Cara may incur higher state income tax expense in the future. Depending on Cara’s future tax position, limitations on its ability to use NOL carryforwards in states in which Cara is subject to income tax could have an adverse impact on Cara’s results of operations and financial condition.

Changes to existing tax laws, or challenges to Cara’s tax positions could adversely affect its business and financial condition.

The tax regimes to which Cara is subject or under which Cara operates are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions could materially affect Cara’s tax obligations. For example, beginning in 2022, the TCJA eliminated the option to deduct R&D expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. In January 2024, the U.S. House of Representatives passed the Tax Relief for American Families and Workers Act, which would retroactively repeal for

2022 and 2023, and defer until 2026, the requirement to capitalize R&D expenditures for research activities conducted in the United States. Uncertainty exists as to whether the bill will be enacted into law. In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although Cara believes that its tax estimates and positions are reasonable, there can be no assurance that Cara’s tax positions will not be challenged by relevant tax authorities. If the relevant tax authorities assess additional taxes on Cara, this could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect Cara’s results of operations and financial position.

Because Cara does not intend to pay dividends on its common stock, your returns will be limited to any increase in the value of Cara’s stock.

Cara has never declared or paid any cash dividends on its capital stock. Cara currently intends to retain all available funds and any future earnings to support its operations and finance the growth and development of Cara’s business and does not anticipate declaring or paying any cash dividends on its common stock for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, if any. Investors seeking cash dividends should not purchase its common stock.

Provisions in Cara’s corporate charter documents and under Delaware law may prevent or frustrate attempts by Cara’s stockholders to change its management and hinder efforts to acquire a controlling interest in Cara, and the market price of Cara’s common stock may be lower as a result.

There are provisions in Cara’s certificate of incorporation and bylaws, as amended, that may make it difficult for a third party to acquire, or attempt to acquire, control of the company, even if a change in control was considered favorable by you and other stockholders. For example, Cara’s Board has the authority to issue up to 5,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by its stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of Cara’s common stock and the voting and other rights of Cara’s stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Cara’s charter documents also contain other provisions that could have an anti-takeover effect, including:

●	Cara’s Board is divided into three classes, with only one class of directors elected each year;

●	Cara’s stockholders are entitled to remove directors only for cause upon a 66 2/3% vote;

●	Cara’s stockholders are not permitted to take actions by written consent;

●	Cara’s stockholders are not permitted to call a special meeting of stockholders; and

●	Cara’s stockholders must give Cara advance notice of their intent to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, Cara is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for Cara’s common stock, including transactions that may be in your best interests. These provisions may also prevent changes in Cara’s management or limit the price that investors are willing to pay for its stock.

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

Our Executive Director of Information Technology, or IT, and other relevant personnel help identify, assess and manage our cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment. We (including the Executive Director of IT) use various methods designed to accomplish this task including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting internal audits, conducting threat assessments, conducting third-party threat assessments, and conducting vulnerability assessments.

Depending on the relevant information systems environment, we implement and maintain various technical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy, incident detection and response measures, a vulnerability management policy, disaster recovery/business continuity plans, risk assessments, implementation of security standards/certifications, encryption of certain data, network security controls, data segregation, access controls, asset management (such as tracking and disposal of our information systems), systems monitoring, and cybersecurity insurance.

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

We use service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We maintain a vendor management program designed to manage cybersecurity risks associated with our use of these providers. The program includes conducting a risk assessment or auditing for certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify, mitigate and manage cybersecurity risks associated with a particular provider.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by our Executive Director of IT, who has 26 years of experience developing and deploying network and data security policy and technology.

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

Item 2. Properties.

On May 11, 2023, we entered into a new lease for our new principal office with an initial term of 11 years, with a renewal option for an additional five-year term. Our new principal office included approximately 26,400 square feet of office space in Stamford, Connecticut. On September 26, 2024, we entered into the Assignment Agreements (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Assignment of Our Corporate Office Lease) in which our corporate lease, leasehold improvements, and other property and equipment from our corporate office were transferred to a third party on November 1, 2024. As of the date of this filing, we do not have any office space, and our mailing address remains unchanged from the cover page of this Annual Report on Form 10-K. See Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies – Assignment of New Lease, in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on The Nasdaq Capital Market under the ticker symbol “CARA”.

Stockholders

As of March 6, 2025, there were 26 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Nasdaq Composite Index, and (ii) the Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2019 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Cara
NASDAQ Biotech Index
NASDAQ Composite Index

Cumulative Total Return

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Cara Therapeutics, Inc.	100.00	93.92	75.61	66.67	4.61	3.17
Nasdaq Biotechnology	100.00	125.69	124.89	111.27	115.42	113.84
Nasdaq Composite	100.00	143.64	174.36	116.65	167.30	215.22

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of material factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, Cara uses the term “CSL Vifor” to refer to CSL Vifor and its affiliated entities, including where applicable, the joint venture between CSL Vifor and Fresenius Medical Care with which Cara is a party to two collaborations for the commercialization of KORSUVA (difelikefalin) injection.

Overview

Introduction

Cara is a biopharmaceutical company that has been focused on leading a new treatment paradigm to improve the lives of patients suffering from chronic pruritus. Cara has developed an IV formulation of difelikefalin, which is approved for the treatment of moderate-to-severe pruritus associated with advanced chronic kidney disease in adults undergoing hemodialysis in the United States, the European Union, or EU, and multiple other countries. The IV formulation is out-licensed worldwide.

On June 14, 2024, Cara’s Board of Directors approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after Cara announced its decision to discontinue the clinical program in notalgia paresthetica, or NP, on June 12, 2024. Cara’s decision to discontinue the clinical program in NP followed the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. The decision was not related to any safety or medical issues, or negative regulatory feedback related to the NP program. In connection with the streamlined operating plan, Cara’s Board of Directors also approved a second reduction in Cara’s workforce by approximately 70%, which was substantially completed by June 30, 2024 (see Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies – Restructuring Actions, in this Annual Report on Form 10-K).

Merger Agreement with Tvardi

After a comprehensive review by Cara’s Board of Directors of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on December 17, 2024, Cara, Merger Sub and Tvardi entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into Tvardi, with Tvardi surviving as a wholly owned subsidiary of Cara. The closing of the Merger is subject to approval by Cara’s and Tvardi’s stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement that we have filed with the SEC, and Nasdaq’s approval of the listing of the shares of Cara common stock to be issued in connection with the transaction. Additionally, as a condition of the closing of the Merger, Tvardi must have received satisfactory evidence that the Asset Disposition (as defined below) will be consummated substantially concurrently with the closing of the Merger. If the Merger is completed, the business of Tvardi will continue as the business of the combined company. Substantially concurrent with the completion of the Merger, we will be renamed “Tvardi Therapeutics, Inc.” and expect to trade on The Nasdaq Capital Market under the symbol “TVRD.”

At the effective time of the Merger, Cara stockholders will continue to own and hold their then existing shares of Cara common stock. All outstanding and unexercised options to purchase shares of Cara common stock and Cara restricted stock units will be accelerated, the restricted stock units will be net settled, and the options will remain outstanding in accordance with their terms, except that the post-termination exercise period shall not exceed 90 days.

Immediately following the Merger, Cara’s pre-Merger equity holders are expected to hold approximately 15.25% of the shares of common stock, the pre-Merger equity holders of Tvardi are expected to hold approximately 72.21% of the shares of common stock and the holders of Tvardi’s convertible notes are expected to hold approximately 12.54% of the shares of common stock, in each case, on a fully diluted basis, and subject to certain assumptions, including based on the final exchange ratio and final amount of conversion shares from Tvardi’s convertible notes.

If, for any reason, the Merger does not close, our Board of Directors may elect to, among other things, continue our business, attempt to continue to sell or otherwise dispose of our various assets, or dissolve and liquidate our assets. Additionally, if the Merger does not close, we will not issue shares of our common stock to the equity holders of Tvardi as merger consideration and Tvardi’s convertible notes will not be converted into shares of our common stock. Under certain circumstances, we may be obligated to pay Tvardi or Tvardi may be obligated to pay us a termination fee of $2.25 million or reimburse certain expenses up to $750,000. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims.

Asset Disposition

On December 17, 2024, Cara and its subsidiary, Cara Royalty Sub, LLC (Cara Royalty Sub, and together with Cara, each, a Seller and together, the Sellers), entered into an Asset Purchase Agreement (APA) with Vifor Fresenius Medical Care Renal Pharma, Ltd., a majority-owned, indirect subsidiary of CSL Limited (CSL Vifor), pursuant to which, at the consummation of the transaction, Sellers will sell to CSL Vifor and CSL Vifor will acquire from Sellers certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities (Asset Disposition) for a purchase price of $900,000 (subject to certain adjustments with respect to inventory). Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR (as defined below) have entered into a letter agreement with Cara providing that CSL Vifor and HCR will, subject to the satisfaction of conditions to closing under the APA, enter into an amended and restated purchase agreement to amend and replace the existing Purchase and Sale Agreement, dated as of November 1, 2023 (as amended, Original HCR Agreement), by and among Cara Royalty Sub, HCRX Investments HoldCo, L.P. (HCRX) and HealthCare Royalty Partners IV, L.P. (HCR IV and together with HCRX, HCR). Upon entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor will be obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the Original HCR Agreement) shall be terminated, and (iii) Sellers shall have no further payment or other obligations to HCR under the Original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara has agreed to pay CSL Vifor $3.0 million to compensate CSL Vifor for the estimated incremental future expenses to be incurred by CSL Vifor as a result of the transfer of the assets to be acquired and the liabilities to be assumed by it in connection with the Asset Disposition. The Asset Disposition is subject to certain conditions to closing, including either (i) the consummation of the Merger concurrently with the Asset Disposition or (ii) the receipt of the requisite stockholder approval needed to approve the Asset Disposition in the event that the Merger is terminated.

Cara’s future operations are highly dependent on the success of the Merger and the Asset Disposition, and there can be no assurances that the Merger and Asset Disposition will be successfully consummated. There can be no assurance that any transaction, including the Merger and the Asset Disposition. will be completed on terms favorable to Cara and its stockholders. If these transactions are unsuccessful, Cara’s Board of Directors may decide to pursue a dissolution and liquidation of Cara.

Corporate History

Cara was incorporated and commenced operations in 2004, and its primary activities to date have been organizing and staffing the company, developing its lead product and product candidates, including conducting preclinical studies and clinical trials of difelikefalin-based product candidates and raising capital. To date, Cara has financed its operations primarily through sales of its equity and debt securities, sales of its royalties from ex-U.S. sales of its commercial product, and payments from license agreements.

Corporate Update

On June 7, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation, or the Certificate, with the Secretary of State of the State of Delaware which was approved by Cara’s stockholders at its Annual Meeting of Stockholders on June 4, 2024. The Certificate increased the authorized number of shares of Cara’s common stock from 100,000,000 shares to 200,000,000 shares (before giving effect to the Reverse Stock Split, as described below). The additional shares of common stock authorized by the Certificate have rights identical to Cara’s currently outstanding common stock and any issuance of common stock pursuant to the Certificate would not affect the rights of the holders of Cara’s currently outstanding common stock, except for effects incidental to increasing the number of shares of Cara’s common stock outstanding, such as dilution of the earnings per share and voting rights of current holders of its common stock.

On November 13, 2024, Cara’s Board of Directors approved an amendment to our Amended and Restated Bylaws, effective immediately, to reduce the quorum requirement for stockholder meetings from a majority of the outstanding shares entitled to vote to one-third of the voting power of the issued and outstanding shares entitled to vote.

Cara’s stockholders approved, at its 2024 Annual Meeting of Stockholders on June 4, 2024, a series of alternate amendments to the Certificate, to effect a reverse stock split of Cara’s common stock and corresponding proportionate reduction in the total number of authorized shares of Cara’s common stock, where Cara’s Board had the discretion to select the reverse stock split ratio from within a range between and including one-for-four and one-for-twelve. On December 19, 2024, Cara’s Board approved a one-for-twelve (12) reverse stock split, or the Reverse Stock Split, and corresponding reduction in the total number of authorized shares from 200,000,000 to 16,666,667, or the Authorized Shares Reduction. On December 30, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and Authorized Shares Reduction, and Cara’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024. All share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to give effect to the Reverse Stock Split.

NASDAQ Continued Listing Rules

On February 1, 2024, Cara received a letter from the Staff notifying Cara that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for Cara’s common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) Cara was provided an initial period of 180 calendar days, or until July 30, 2024, to regain compliance with Nasdaq’s bid price requirement. On July 31, 2024, Cara received the Extension Notice from the Staff granting Cara an additional 180 calendar days, or until January 27, 2025, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under the Minimum Bid Price Requirement. Effective as of August 1, 2024, the listing of Cara’s common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

As part of Cara’s plans to regain compliance with the Minimum Bid Price Requirement following the initial notification letter, a series of alternate amendments to effect (i) a reverse stock split and (ii) a reduction in the total number of authorized shares of the Cara’s common stock was approved by Cara’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on June 4, 2024. On December 19, 2024, Cara’s Board approved the Reverse Stock Split and Authorized Shares Reduction. On December 30, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and Authorized Shares Reduction, and Cara’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024.

On January 16, 2025, Cara received a letter from the Staff notifying the company that Cara had regained compliance with the minimum bid price requirement. The closing bid price of the Company’s common stock was at or above $1.00 per share for ten consecutive business days, and Nasdaq considers the matter closed.

As a result of the Reverse Stock Split, every 12 shares of Cara’s pre-reverse split common stock were combined and reclassified as one share of common stock. The proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as the result of payment for fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have held a fractional share of common stock received a cash payment in lieu thereof. The par value and other terms of our common stock were not affected by the Reverse Stock Split.

All share and per share information have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and restricted stock units outstanding at December 31, 2024, which resulted in a proportional decrease in the number of shares of Cara’s common stock reserved for issuance upon exercise or vesting of such stock options and restricted stock units, and in the case of stock options, a proportional increase in the exercise price of all such stock options.

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to comply with the Stockholders’ Equity Requirement, or the Alternative Standards. On November 19, 2024, Cara received a letter from the Staff notifying the company that Cara was not in compliance with the Stockholders’ Equity Requirement because Cara’s stockholders’ equity of $707,000, as reported in Cara’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million and Cara did not meet the Alternative Standards. As of December 31, 2024, Cara had negative shareholders’ equity of $4.6 million and therefore is not in compliance with the Stockholders’ Equity Requirement and, as of December 31, 2024, Cara did not meet the Alternative Standards. If Cara continues to not be in compliance or if Cara fails to meet other Nasdaq continuing listing requirements, Cara’s common stock may be subject to delisting, and Cara may become subject to delisting proceedings.

As requested by Nasdaq, Cara subsequently submitted the Compliance Plan. On January 14, 2025, based on the Compliance Plan, which contemplates the closing of the proposed Merger between Cara and Tvardi, Nasdaq granted Cara an extension until May 19, 2025 to regain compliance with the Stockholders’ Equity Requirement.

The Merger will constitute a “change of control” for purposes of Nasdaq’s listing rules and will require that the combined company comply with all applicable criteria for initial listing on the Nasdaq Capital Market, including a higher bid price requirement and higher Stockholders’ Equity Requirement. The parties intend to satisfy each of the applicable listing criteria upon completion of the proposed Merger such that the combined company will remain listed on the Nasdaq Capital Market.

While Cara is making every effort to regain compliance prior to the extended deadline, there can be no assurance that Cara will be able to regain compliance within the extension period, by consummation of the Merger or otherwise, or will otherwise be in compliance with other Nasdaq listing criteria, including remaining in compliance with the minimum bid price requirement.

Assignment of Our Corporate Office Lease

On September 26, 2024, Cara entered into a Consent to Lease Assignment and Amendment to Lease with the Landlord and an Assignment and Assumption of Lease Agreement, or the Assignment Agreements, in which our corporate lease, leasehold improvements, and other property and equipment from our corporate office were transferred to a third party on November 1, 2024 (see Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies – Assignment of New Lease, in this Annual Report on Form 10-K).

KORSUVA (difelikefalin) injection – Our Commercial Stage Product

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

For the year ended December 31, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.1 million, which included negative net sales reported by CSL Vifor for the second and fourth quarters of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. For the years ended December 31, 2023 and 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $26.5 million and $35.0 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded associated collaborative revenue of $2.1 million, $12.4 million and $16.6 million, respectively. However, we have recorded an expense in other G&A expense for approximately $1.6 million for the year ended December 31, 2024 as a result of the negative profit share amount in the second and fourth quarters of 2024. As a result of the final CY 2024 rule, we expect no meaningful revenue contribution from KORSUVA injection following the TDAPA period expiration.

In April 2022, the European Commission granted a marketing authorization to difelikefalin injection under the brand name Kapruvia for the treatment of moderate-to-severe pruritus associated with advanced CKD in adult hemodialysis patients. The marketing authorization approves Kapruvia for use in all member states of the EU, as well as Iceland, Liechtenstein, and Norway. Difelikefalin injection was also approved in the UK (04/2022) and Switzerland (08/2022) under the brand name Kapruvia as well as Singapore (08/2022), Canada (08/2022), Australia (11/2022), UAE (01/2023), Kuwait (05/2023), Israel (06/2023), Japan (09/2023), and Saudi Arabia (01/2024) under the brand name KORSUVA injection. For the years ended December 30, 2023 and 2022, we recorded royalty revenue of approximately $415,000 and $72,000, respectively, which represented our royalties on net sales of Kapruvia and KORSUVA injection.

During the fourth quarter of 2023, we entered into the Original HCR Agreement with HCR, pursuant to which HCR will receive current and future royalty and milestone payments for Kapruvia and KORSUVA (ex-U.S. only) up to certain capped amounts in exchange for certain payments made to us. As a result, there was no royalty revenue recorded for the year ended December 31, 2024. However, we recorded other revenue of approximately $4.3 million for the year ended December 31, 2024, of which approximately $1.5 million related to CSL Vifor royalties to be paid to HCR under this agreement. For the period of October 1, 2023 through December 31, 2023, we also recorded other revenue of $699,000, of which approximately $284,000 related to CSL Vifor royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

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

During the fourth quarter of 2023, we entered into the Original HCR Agreement where we sold our future royalties and milestones for KORSUVA in Japan to HCR. For the year ended December 31, 2024, we recorded other revenue of approximately $4.3 million, of which approximately $2.8 million related to Maruishi royalties to be paid to HCR under this agreement. For the period of October 1, 2023 through December 31, 2023, we also recorded other revenue of $699,000, of which approximately $415,000 related to Maruishi royalties to be paid to HCR under this agreement (see “Royalty Purchase and Sale Agreement” below).

As a result of our sales of royalties and milestones for KORSUVA/Kapruvia, we expect no meaningful revenue contribution from KORSUVA/Kapruvia royalties and milestones in the foreseeable future.

KORSUVA Injection U.S. Commercialization

In April 2022, our partner CSL Vifor initiated the commercialization of KORSUVA injection in the United States. The launch was initially driven by independent and mid-size dialysis organizations coupled with product stocking at the wholesaler level. In the third quarter of 2022, large dialysis organizations, or LDOs, came on-line driving a significant quarter-to-quarter increase in order volume from the wholesaler. This stocking at the clinic level, particularly from FMC, resulted in significant subsequent quarterly revenue fluctuations. In the third quarter of 2023, FMC decided to reallocate all remaining clinic level inventory within its network of clinics resulting in limited revenues in the fourth quarter of 2023 and the year ended December 31, 2024.

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

We received an upfront payment of $100.0 million and an additional payment of $50.0 million for the purchase of an aggregate of 244,963 shares of our common stock at a price of $204.11 per share, which represented a premium over a pre-determined average closing price of our common stock. The U.S. regulatory approval of KORSUVA injection in August 2021 triggered an additional $50.0 million equity purchase by CSL Vifor in October 2021, in which we sold an aggregate of 273,533 shares of our common stock at a price of $182.76 per share, which represented a 20% premium to the 30-day trailing average price of our common stock. In addition, pursuant to this agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones. However, based on the limited commercial success of KORSUVA injection, we do not expect to achieve these sales-based milestones.

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

Upon entry into this agreement, we received a non-refundable, non-creditable $50.0 million upfront payment for the purchase of an aggregate of 97,902 shares of our common stock at a price of $204.29 per share, which represented a premium over a pre-determined average closing price of our common stock.

As a result of the European Commission’s regulatory approval of Kapruvia in April 2022, we received a $15.0 million regulatory milestone payment from CSL Vifor, which was recorded as license and milestone fees revenue for the year ended December 31, 2022. After U.S. regulatory approval of KORSUVA injection in August 2021, we received a $15.0 million regulatory milestone payment.

We are eligible to receive from CSL Vifor commercial milestone payments in the aggregate of up to $440.0 million, all of which milestones are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, CSL Vifor will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of this agreement) based on net FMCNA clinic sales) and Vifor Fresenius Medical Care Renal Pharma Ltd. is entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions. During the fourth quarter of 2023, we entered into the Original HCR Agreement pursuant to which we sold our future royalties and milestone payments under this agreement to HCR (see “Royalty Purchase and Sale Agreement” below).

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

To date, we have received $6.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestones from Maruishi. We are also eligible to receive a one-time sales milestone of one billion Yen when a certain sales level is attained. We also receive a mid-double-digit percentage of all non-royalty payments received by Maruishi from its sublicensees, if any, and tiered royalties based on net sales, if any, with minimum royalty rates in the low double digits and maximum royalty rates in the low twenties. Maruishi’s obligation to pay us royalties continues, on a product-by-product basis, until the expiration of the last-to-expire licensed patent covering such product or the later expiration of any market exclusivity period. During the fourth quarter of 2023, we entered into the Original HCR Agreement pursuant to which we sold our future royalties and milestone payments under the Maruishi Agreement to HCR (see “Royalty Purchase and Sale Agreement” below). Cara expects to assign the Maruishi Agreement to CSL Vifor in connection with the Merger and Asset Disposition.

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

The CKDP Agreement continues until CKDP no longer has any obligation to pay us royalties on any product. Either we or CKDP may terminate the CKDP Agreement for the other party’s breach of the CKDP Agreement or bankruptcy. CKDP may terminate the CKDP Agreement if any of the licensed patent rights is invalid, unenforceable, is narrowed in scope or is deemed unpatentable, except as a result of a challenge by CKDP, or a third party commercializes a product containing a compound identical to difelikefalin without infringing any of the licensed patent rights in South Korea. We may terminate the CKDP Agreement if CKDP challenges the licensed patent rights or if a third party in South Korea owns an issued patent that claims difelikefalin and CKDP’s sale of products would infringe that patent. In addition, in connection with the CKDP Agreement, CKDP made a $0.4 million equity investment in our company. Cara expects to assign the CKDP Agreement to CSL Vifor in connection with the Merger and Asset Disposition.

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

The API Commercial Supply Agreement will continue until the fifth anniversary of the approval by the FDA of the NDA for KORSUVA injection, unless the API Commercial Supply Agreement is earlier terminated, and will automatically be extended for successive five-year periods unless either party gives notice to the other party of its intention to terminate. Cara expects to assign the API Commercial Supply Agreement to CSL Vifor in connection with the Merger and Asset Disposition.

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

We are also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. Until the second anniversary of the entry into the Enteris License Agreement, we had the right, but not the obligation, to terminate our obligation to pay any royalties under the Royalty Buyout. We did not exercise our Royalty Buyout right and such right expired in August 2021. During the years ended December 31, 2024 and 2023, no milestone payments or royalties were paid to Enteris by us in relation to the Enteris License Agreement. During the year ended December 31, 2022, we paid $5.0 million to Enteris for milestones earned in relation to the Enteris License Agreement, which were recorded in R&D expense for 2022.

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

In December 2023, we entered into an agreement with Patheon to reimburse Patheon approximately $1.7 million for forecasted manufacturing commitments that were no longer needed due to the reduced demand expectations of KORSUVA in the United States, all of which had been paid as of December 31, 2024. Cara expects to assign the MSA to CSL Vifor in connection with the Merger and Asset Disposition.

Royalty Purchase and Sale Agreement

During the fourth quarter of 2023, we, through our wholly-owned subsidiary Cara Royalty Sub, entered into the Original HCR Agreement, pursuant to which Cara Royalty Sub sold to HCR certain of its rights to receive the Royalties, due and payable to Cara Royalty Sub (as our assignee) under our agreements with Maruishi and CSL Vifor, collectively the Covered License Agreements, in exchange for up to $40.0 million. We have retained all of our right, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the Original HCR Agreement, Cara received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, we received an additional $20.0 million less certain advisory fees, upon satisfying the milestone event for pricing of Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. An additional $2.5 million milestone payment is due to Cara Royalty Sub in the first quarter of 2025 for the achievement of a 2024 sales milestone of KORSUVA in Japan and is included within other receivables on our Consolidated Balance Sheet as of December 31, 2024.

The Original HCR Agreement will automatically expire, and the payment of Royalties to HCR will cease, when HCR has received payments of Royalties equal to two times the aggregate amount of payments made by HCR under the Original HCR Agreement if achieved on or prior to December 31, 2029, or 2.8 times the aggregate amount of payments made by HCR under the Original HCR Agreement, if not achieved on or prior to December 31, 2029. In the event of a change of control, Cara Royalty Sub will pay to HCR an amount equal to 2.8 times the aggregate amount of payments made by HCR less the total net amounts paid by Cara Royalty Sub to HCR as of the effective date of control. In certain situations, Cara Royalty Sub would not be obligated to pay the change of control payment to HCR. After the Original HCR Agreement expires, all rights to receive the Royalties return to Cara Royalty Sub.

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

Beginning in the fourth quarter of 2023, the revenue received under our agreements with CSL Vifor and Maruishi for royalty and sales-based milestone payments received in conjunction with ex-U.S. sales of KORSUVA/Kapruvia were recorded as other revenue and considered non-cash until we have fulfilled our obligations under the Original HCR Agreement (see “Royalty Purchase and Sale Agreement” above).

To date, we have earned a total of $139.6 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, collaborative revenue from our share of the profit generated by KORSUVA injection sales, and royalty revenue (which ceased upon entry into the Original HCR Agreement during the fourth quarter of 2023).

Revenue from sales of KORSUVA injection in future periods is subject to uncertainties and will depend on several factors, including the success of our and our commercial partners’ commercialization efforts in the United States, the number of new patients adopting or switching to KORSUVA injection, patient retention and sustained demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, the conversion of patients from our clinical trials to commercial customers, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. The anticipated unfavorable CMS reimbursement codified in the final CY2024 rule resulted in a lack of sequential revenues growth for KORSUVA injection since its launch. For the year ended December 31, 2024, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.1 million, which included negative net sales reported by CSL Vifor for the second and fourth quarters of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. For the years ended December 31, 2023 and 2022, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $26.5 million and $35.0 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded associated collaborative revenue of $2.1 million, $12.4 million and $16.6 million, respectively. However, we have recorded an expense in other G&A expense for approximately $1.6 million for the year ended December 31, 2024 as a result of the negative profit share amount in the second and fourth quarters of 2024. As a result of the final CY 2024 rule, we expect no meaningful revenue contribution from KORSUVA injection following the TDAPA period expiration.

In the third quarter of 2023, FMC decided to reallocate all remaining clinic level inventory within its network of clinics resulting in limited revenues in the fourth quarter of 2023 and the year ended December 31, 2024.

As of December 31, 2024, Vifor International owned 616,397, or 13.5%, of our common stock. CSL Vifor and its affiliates are all considered related parties as of December 31, 2024, 2023 and 2022 (see Note 21 of Notes to Consolidated Financial Statements, Related Party Transactions, in this Annual Report on Form 10-K).

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

For the years ended December 31, 2024 and 2023, we recorded commercial supply revenue of $0.6 million and $5.8 million, respectively, with associated COGS of $0.6 million and $6.2 million, respectively. For the year ended December 31, 2022, we recorded commercial supply revenue of $10.2 million, with associated COGS of $7.3 million. In January 2022, we recorded commercial supply revenue of $2.3 million, with no associated COGS as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection and, accordingly, were expensed as incurred. For the remainder of 2022, we recorded commercial supply revenue of $7.9 million, with associated COGS of $7.3 million as these inventory costs were incurred subsequent to the receipt of regulatory approval of KORSUVA injection and, accordingly, were capitalized as inventory. We expect our COGS to be reflective of future KORSUVA injection sales.

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

R&D costs are expensed as incurred. Non-refundable advance payments for goods or services to be received in the future for use in R&D activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Most of our R&D costs have been external costs, which we track on a program-by-program basis. Our internal R&D costs are primarily compensation expenses for our full-time R&D employees. We do not track internal R&D costs on a program-by-program basis.

R&D activities have been central to our business model. Based on our announcement that we discontinued our NP program, we presently expect that our R&D expenses will significantly decrease in the future as we focus on the Merger or exploring other strategic alternatives to maximize shareholder value if the Merger is not consummated. However, it is difficult to determine with certainty the duration and completion costs in connection with the discontinuation of our studies in NP or future nonclinical and clinical studies of our current or any future product candidates, should we resume the development of any future product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval, should we resume the development of any future product candidates. We may never succeed in achieving regulatory approval for oral difelikefalin or any future product candidates, should we resume the development of oral difelikefalin or any future product candidates.

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

We anticipate that our G&A expenses will decrease in the future as a result of our workforce reductions during the year ended December 31, 2024. However, G&A expenses will continue to include costs related to remaining personnel, fees to outside consultants, lawyers, and accountants, as well as costs associated with the proposed Merger or any other potential strategic alternatives, which could offset the decreases from workforce reductions. In addition, if any future product candidate obtains regulatory approval for marketing, should we resume the development of any future product candidates, we may incur expenses associated with building sales and marketing, commercial operations, and market access teams.

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

Restructuring expenses consist of pre-tax severance and employee-related costs for those involuntary terminations associated with the discontinuation of our oral programs in atopic dermatitis and chronic kidney disease in December 2023 and January 2024, respectively, the discontinuation of our oral program in NP in June 2024, and the related workforce reductions in 2024 (see Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies – Restructuring Actions, in this Annual Report on Form 10-K).

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

Impairment of Long-Lived Assets

We periodically analyze the recorded values of our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. In these cases, we record an impairment charge during the period in which any impairment of our long-lived assets is determined, negatively affecting our results of operations. This impairment charge is recognized separately on the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2024.

Inventory Write-Down

We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and write down such inventories as appropriate. In addition, our product is subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to write down such unmarketable inventory to its estimated realizable value. This inventory write-down charge is recognized separately on the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2024.

Non-cash Interest Expense on Liability Related to Sales of Future Royalties and Milestones

Non-cash interest expense on liability related to sales of future royalties and milestone payments, which are received in conjunction with ex-U.S. sales of KORSUVA/Kapruvia under our agreements with CSL Vifor and Maruishi, consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs resulting from the Original HCR Agreement (see “Royalty Purchase and Sale Agreement” above). This non-cash interest expense is recognized separately on the Consolidated Statement of Comprehensive Loss for the years ended December 31, 2024 and 2023.

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

There were no material uncertain tax positions taken as of December 31, 2024, 2023 and 2022. We do not have any interest or penalties accrued related to tax positions as we do not have any unrecognized tax benefits. In the event we determine that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1.0 billion or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. We do not expect this legislation to have an effect on our tax provision.

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

Results of Operations

Comparison of the years ended December 31, 2024, 2023 and 2022

Revenue

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Collaborative revenue	$2,086	(84)%	$12,936	(22)%	$16,572
Commercial supply revenue	640	(89)%	5,843	(43)%	10,223
License and milestone fees	—	(100)%	910	(94)%	15,000
Royalty revenue	—	(100)%	415	476%	72
Clinical compound revenue	84	(49)%	165	N/A	—
Other revenue	4,327	519%	699	N/A	—
Total revenue	$7,137	(66)%	$20,968	(50)%	$41,867

Collaborative Revenue

We recognized collaborative revenue of $2.1 million, $12.9 million and $16.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. This change in collaborative revenue for all periods was primarily related to our share of the profit from CSL Vifor’s sales of KORSUVA injection to third parties in the United States, which commercially launched in April 2022. The amount included in the year ended December 31, 2024 included negative profit share from negative net sales recorded by CSL Vifor for the second and fourth quarters of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of TDAPA in April 2024. The negative profit share of $1.6 million was recorded as expense in other G&A expenses. Collaborative revenue for the year ended December 31, 2023 also included $0.5 million that we earned in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the R&D services performance obligation under the Maruishi Agreement (see Notes 13 and 14 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

Commercial Supply Revenue

We recognized commercial supply revenue of $0.6 million, $5.8 million, and $10.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. These changes in commercial supply revenue for all periods were related to our sales of KORSUVA injection to CSL Vifor, which commercially launched in April 2022.

License and milestone fee revenue

There was no license and milestone fees revenue for the year ended December 31, 2024. We recognized license and milestone fees revenue of $0.9 million for the year ended December 31, 2023, in conjunction with the regulatory approval of KORSUVA injection in Japan for a milestone payment we earned in September 2023 from Maruishi that was allocated to the license and milestone fee performance obligation under the Maruishi Agreement (see Notes 13 and 14 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Annual Report on Form 10-K).

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

Royalty revenue

We recognized royalty revenue of approximately $0.4 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, which were related to our royalties on the net sales of Kapruvia in Europe prior to October 1, 2023. Beginning on October 1, 2023, royalty revenue will no longer be recognized until we have fulfilled our obligations under the Original HCR Agreement (see “Royalty Purchase and Sale Agreement” above). As a result, there was no royalty revenue for the year ended December 31, 2024.

Clinical compound revenue

We recognized clinical compound revenue of approximately $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, which were related to sales of clinical compound to Maruishi. There was no clinical compound revenue for the year ended December 31, 2022 (see Note 14 of Notes to Consolidated Financial Statements, Revenue Recognition, in this Annual Report on Form 10-K).

Other revenue

We recognized non-cash revenue of approximately $4.3 million and $0.7 million for the years ended December 31, 2024 and 2023, which represent royalty payments earned in conjunction with ex-U.S. sales of KORSUVA/Kapruvia under our agreements with CSL Vifor and Maruishi, which were sold to HCR under the Original HCR Agreement. There was no non-cash revenue recognized during the year ended December 31, 2022.

Cost of Goods Sold (COGS)

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Cost of Goods Sold	$620	(90)%	$6,174	(15)%	$7,266

During the years ended December 31, 2024, 2023 and 2022, we recorded COGS of $0.6 million, $6.2 million and $7.3 million, respectively, which was related to our commercial supply revenue for KORSUVA injection sales to CSL Vifor. The decrease in 2024 is related to our commercial supply revenue decrease as described above.

As commercialization of KORSUVA began in April 2022, no associated COGS was recorded for commercial supply revenue of $2.3 million in January 2022 as all inventory costs were incurred prior to receipt of regulatory approval of KORSUVA injection, and accordingly, were expensed as incurred (see Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies – Inventory, net and Cost of Goods Sold (COGS), in this Annual Report on Form 10-K).

Research and Development (R&D) Expense

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Direct clinical trial costs	$22,811	(66)%	$67,434	39%	$48,668
Consultant services in support of clinical trials	1,096	(78)%	5,055	(8)%	5,467
Stock-based compensation	1,264	(80)%	6,449	(19)%	7,987
Depreciation and amortization	50	(61)%	129	8%	120
Other R&D operating expenses	7,584	(74)%	29,443	(1)%	29,637
Total R&D expense	$32,805	(70)%	$108,510	18%	$91,879

For the year ended December 31, 2024 compared to the year ended December 31, 2023, the $48.6 million decrease in direct clinical trial costs and consultant services in support of clinical trials was primarily due to decreases related to the discontinuation of our oral difelikefalin atopic dermatitis program due to the clinical trial results announced in December 2023, the discontinuation of our oral difelikefalin program in advanced chronic kidney disease in January 2024, decreases related to our former oral difelikefalin NP program which was discontinued due to the clinical trial results announced in June 2024, and decreases in supportive studies and other general costs associated with oral difelikefalin. The decrease in stock compensation expense is primarily related to the reductions in workforce during the year ended December 31, 2024, partially offset by non-cash expense associated with the vesting of performance-based restricted stock units upon the achievement of vesting milestones of these awards in March 2024. The decrease in other R&D operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to decreases in payroll and related costs, travel costs and other related conference costs. Other R&D operating expenses for the year ended December 31, 2023 also included $1.7 million related to the agreement with Patheon for forecasted manufacturing commitments that were no longer needed due to the reduced demand expectations of KORSUVA in the United States.

For the year ended December 31, 2023 compared to the year ended December 31, 2022, the $18.8 million increase in direct clinical trial costs was primarily due to the increases in clinical trial spend related to our three late-stage oral difelikefalin programs in 2023. These increases were partially offset by decreases related to the Phase 2 clinical trial for chronic pruritus associated with NP, costs associated with supportive Phase 1 oral difelikefalin studies, and other general costs associated with our oral difelikefalin programs. In December 2023, we announced that we discontinued the atopic dermatitis program due to clinical trial results and in January 2024, we announced the discontinuation of the advanced chronic kidney disease program to focus on NP only. The decrease in stock compensation expense is primarily related to lower grant date fair values for new option grants during the year ended December 31, 2023, and lower stock compensation expense related to time-based restricted stock units that vested in February 2023. Other R&D operating expenses for the year ended December 31, 2023 included $1.7 million related to the agreement with Patheon for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States, as well as increased payroll-related costs as compared to the prior period. Other R&D operating expenses for the year ended December 31, 2022 included the recognition of the $5.0 million milestone payment due to Enteris.

The following table summarizes our R&D expenses by product candidate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
External research and development expenses:
KORSUVA (difelikefalin) injection - Pruritus	$—	N/A	$—	(100)%	$6,692
Oral difelikefalin - Pruritus	23,888	(67)%	72,475	52%	47,814
Internal research and development expenses/milestone payments[1]	8,917	(75)%	36,035	(4)%	37,373
Total research and development expenses	$32,805	(70)%	$108,510	18%	$91,879

1 Includes a milestone payment of $5.0 million to Enteris for the year ended December 31, 2022.

General and Administrative (G&A) Expense

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Professional fees and public/investor relations	$7,355	18%	$6,228	(1)%	$6,322
Stock-based compensation	7,664	5%	7,281	(25)%	9,747
Depreciation and amortization	142	9%	130	2%	128
Other G&A operating expenses	11,369	(20)%	14,140	1%	14,060
Total G&A expense	$26,530	(4)%	$27,779	(8)%	$30,257

For the year ended December 31, 2024 compared to the year ended December 31, 2023, the increase in professional fees and public/investor relations was primarily due to increases in legal costs related to our announced merger with Tvardi. Stock-based compensation was relatively flat in 2024 compared to 2023. The decrease in other G&A operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to decreases in payroll and related costs, franchise taxes, travel costs and other related conference costs, partially offset by our negative profit share amounts recorded for CSL Vifor’s negative net sales for the second and fourth quarters of 2024, and Patheon minimum manufacturing orders of $0.6 million in 2024.

For the year ended December 31, 2023 compared to the year ended December 31, 2022, the decrease in stock-based compensation expense was primarily related to higher expenses recorded during the year ended December 31, 2022 for the modification of our former CEO’s equity awards, and certain performance-based restricted stock units that vested during the year ended December 31, 2022.

Restructuring Expenses

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Restructuring expenses	$5,565	N/A	$—	N/A	$—

For the year ended December 31, 2024, restructuring expenses were $5.6 million which were related to our strategic prioritization of NP in January 2024, the subsequent discontinuation of our NP program in June 2024, our exploration of strategic alternatives to maximize shareholder value, and the associated workforce reductions during the year. There were no restructuring expenses recorded during the years ended December 31, 2023 and 2022.

Other Income, Net

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Other income, net	$2,828	(21)%	$3,586	74%	$2,061

For the year ended December 31, 2024 compared to the year ended December 31, 2023, the decrease in other income, net was primarily due to a decrease in interest income resulting from a lower balance in our portfolio of investments in 2024 as compared to 2023, partially offset by an increase in accretion income from our available-for-sale marketable securities in the 2024 period as compared to the prior period.

For the year ended December 31, 2023 compared to the year ended December 31, 2022, the increase in other income, net was primarily due to an increase in interest income resulting from a higher yield on our portfolio of investments during the year ended December 31, 2023 and an increase in accretion income from our available-for-sale marketable securities.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Impairment of long-lived assets	$4,274	N/A	$—	N/A	$—

For the year ended December 31, 2024, we recognized a $4.3 million full impairment charge on our right of use asset after determining that none of the carrying value was recoverable as a result of the assignment of our corporate lease in September 2024. There were no impairments of long-lived assets recognized during the years ended December 31, 2023 and 2022 (see Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies – Assignment of New Lease, in this Annual Report on Form 10-K).

Inventory Write-Down

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Inventory write-down	$2,963	N/A	$—	N/A	$—

For the year ended December 31, 2024, we wrote down approximately $3.0 million of commercial supply inventory due to obsolescence (see Note 5 of Notes to Consolidated Financial Statements, Inventory, net, in this Annual Report on Form 10-K).

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties and Milestones

	Year Ended December 31,
	2024		2023		2022

	Dollar amounts in thousands
		% change		% change
Non-cash interest expense on liability related to sales of future royalties and milestones	$8,473	1,303%	$604	N/A	$—

We recognized $8.5 million and $0.6 million of non-cash interest expense on the liability related to sales of future royalties and milestones for the years ended December 31, 2024 and 2023, respectively, which represented imputed interest on the carrying value of the liability to HCR and the amortization of the related issuance costs associated with the Original HCR Agreement. There was no non-cash interest expense on liability recognized during the year ended December 31, 2022 as the Original HCR Agreement was entered into in November 2023 (see “Royalty Purchase and Sale Agreement” above).

Benefit from Income Taxes

In the fourth quarter of 2024, we decided to exchange our R&D tax credit incurred during the year ended December 31, 2023. We opted not to exchange our R&D tax credit incurred during the year ended December 31, 2024, and were not eligible to exchange our R&D tax credit for cash during the year ended December 31, 2022. Therefore, there was a benefit from income taxes of $0.4 million for the year ended December 31, 2024, and no benefit from income taxes for each of the years ended December 31, 2023 and 2022.

We recognized a full valuation allowance against deferred tax assets at December 31, 2024, 2023 and 2022. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, our effective tax rate for the years ended December 31, 2024, 2023 and 2022 is 0.56%, 0% and 0%, respectively.

Cash Requirements, Liquidity, and Capital Resources

Short-Term and Long-Term Cash Requirements

Our primary uses of capital have been third-party clinical R&D services, clinical costs related to the oral difelikefalin program, and compensation and related expenses. As of December 31, 2024, we have no commitments for capital expenditures in either the short-term or long-term.

Based on the Enteris License Agreement that we entered into in August 2019, we are obligated to pay (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. As these milestone payments may or may not be achieved, and royalties may or may not be owed depending on our future commercial success, there were no future potential payments that are considered short-term or long-term cash requirements as of December 31, 2024. We did not make any milestone payments to Enteris during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, we made a milestone payment of $5.0 million to Enteris. See Note 19 of Notes to Consolidated Financial Statements, Commitments and Contingencies, in this Annual Report on Form 10-K for details about our Enteris License Agreement.

During the fourth quarter of 2023, we, through our wholly-owned subsidiary Cara Royalty Sub, entered into the Original HCR Agreement with HCR pursuant to which Cara Royalty Sub sold to HCR certain of its rights to the Royalties, due and payable to Cara Royalty Sub (as our assignee) under our agreements with CSL Vifor and Maruishi, in exchange for up to $40.0 million. We have retained all of our rights, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin. These future payments to HCR are not considered short-term or long-term cash requirements as of December 31, 2024, since the amounts and timing of royalty and milestone payments received under the agreements with CSL Vifor and Maruishi could change in the future as they are subject to CSL Vifor’s and Maruishi’s commercialization efforts (see “Royalty Purchase and Sale Agreement” above).

We do not have any other requirements or off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Since inception, we have incurred significant operating and net losses. We incurred net losses of $70.9 million, $118.5 million and $85.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $755.6 million. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, should we resume the development of any future product candidates, and the future sales of KORSUVA.

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

We currently are exploring strategic alternatives to maximize shareholder value, and in December 2024 we announced entrance into the Merger Agreement with Tvardi. If the Merger is not consummated, should we resume development of our product candidate or any future product candidates, we would require additional capital beyond our current balances of cash and cash equivalents and anticipated amounts as described above, and this additional capital may not be available when needed, on reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide, including impacts from global health crises, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, and government actions implemented as a result of the foregoing, fluctuations in inflation, rising interest rates, uncertainty and liquidity concerns in the broader financial services industry, and a potential recession in the United States. To the extent that we raise additional capital through the future sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Sources of Liquidity

Since our inception to date, we have raised an aggregate of $943.8 million to fund our operations, including (1) net proceeds of $447.4 million from the sale of shares of our common stock in five public offerings, including our initial public offering and shares issued under our open market sales agreement in 2023; (2) proceeds of $73.3 million from the sale of shares of our convertible preferred stock and from debt financings prior to our initial public offering; (3) payments of $258.8 million under our license and supply agreements (including commercial supply sales and royalty payments), primarily with CSL Vifor, Maruishi, CKDP, and an earlier product candidate for which development efforts ceased in 2007; (4) our share of the profit generated by KORSUVA injection sales of $29.8 million; (5) net proceeds of $98.0 million from the purchase of our common stock in relation to the license agreements with CSL Vifor; and (6) net proceeds of $36.5 million from the sale of future ex U.S. royalties and milestones to HCR under our agreements with CSL Vifor and Maruishi (see Note 13 of Notes to Consolidated Financial Statements, Collaboration and Licensing Agreements, in this Annual Report on Form 10-K).

On June 14, 2024, our Board of Directors approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after we announced our decision to discontinue the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP on June 12, 2024. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for the merger, on December 17, 2024, Cara entered into the Merger Agreement with Tvardi and Merger Sub, pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Tvardi, with Tvardi continuing as the surviving company and a wholly-owned subsidiary of Cara. This process includes substantial uncertainties, including whether we are able to implement any potential strategic alternatives, in a timely manner or at all, whether we realize all or any of the anticipated benefits of any such transaction and whether any such transactions would generate value for stockholders.

On December 17, 2024, following a comprehensive review of strategic alternatives, we entered into the Merger Agreement with Tvardi for the Merger. The Merger was unanimously approved by our Board of Directors, and our Board of Directors resolved to recommend approval of the Merger Agreement to our stockholders. The closing of the Merger is subject to approval by our and Tvardi’s stockholders, as well as other customary closing conditions. Substantially concurrent with the completion of the Merger, we will be renamed “Tvardi Therapeutics, Inc.” and expect to trade on The Nasdaq Capital Market under the symbol “TVRD” (see Merger Agreement with Tvardi and Asset Disposition above).

Also on December 17, 2024, in connection with the Merger Agreement, we and Cara Royalty Sub entered into the APA with Vifor Fresenius Medical Care Renal Pharma Ltd., pursuant to which, at the consummation of the Merger Agreement, we and Cara Royalty Sub will enter into the Asset Disposition with CSL Vifor, for a purchase price of $0.9 million (subject to certain adjustments with respect to inventory). Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR have entered into a letter agreement with us to amend and replace the Original HCR Agreement (see Merger Agreement with Tvardi and Asset Disposition above).

During the fourth quarter of 2023, we, through our wholly-owned subsidiary Cara Royalty Sub, entered into the Original HCR Agreement with HCR pursuant to which Cara Royalty Sub sold to HCR certain of its rights to receive the Royalties, due and payable to Cara Royalty Sub (as our assignee) under the Covered License Agreements, in exchange for up to $40.0 million. We have retained all of our rights, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the Original HCR Agreement, Cara Royalty Sub received an initial payment of $17.5 million less certain transaction costs in November 2023. In December 2023, we received an additional $20.0 million, less certain advisory fees, upon satisfying the milestone event for pricing for Kapruvia® (difelikefalin) in Germany being approved above a certain threshold amount per dose. An additional $2.5 million milestone payment is due to Cara Royalty Sub in the first quarter of 2025 for the achievement of a 2024 sales milestone of KORSUVA in Japan and is included within other receivables on our Consolidated Balance Sheet as of December 31, 2024.

In order to fund our future operations, including our planned clinical trials at the time, on March 1, 2022, we filed a universal shelf registration statement, or the Shelf Registration Statement, which provided for aggregate offerings of up to $300.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on May 11, 2022. The securities registered under the Shelf Registration Statement include $154.5 million of unsold securities that had been registered under our previous Registration Statement on Form S-3 (File No. 333-230333) that was declared effective on April 4, 2019. On March 6, 2024, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we became subject to the offering limits in General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell shares of our common stock under our Shelf Registration Statement with a value of more than one-third of our public float in any 12-month period, so long as our public float is less than $75.0 million. We have not offered and sold any shares of our common stock pursuant to General Instruction I.B.6 to Form S-3 during the prior 12 calendar month period that ends on and includes the date hereof.

On March 1, 2022, we entered into an open market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $80.0 million in an at-the-market offering pursuant to the Shelf Registration Statement. Jefferies is acting as the sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. In June 2024, we filed an amendment to the prospectus dated May 11, 2022 for the at-the-market offering, or the ATM Prospectus, to update the amount of shares of our common stock we are eligible to sell under General Instruction I.B.6 of Form S-3, as described above, and pursuant to the Sales Agreement. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell shares of our common stock pursuant to the ATM Prospectus, as amended, with a value of more than one-third of our public float in any 12-month period, so long as our public float is less than $75.0 million. If our public float increases above $75.0 million such that we may sell additional amounts under the Sales Agreement and the ATM Prospectus, we will file another amendment to the ATM Prospectus prior to making additional sales in excess of the limitations of General Instruction I.B.6 of Form S-3. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the year ended December 31, 2023, 32,240 shares were sold under the Sales Agreement and the Company received net proceeds of $1.1 million. During the years ended December 31, 2024 and 2022, no shares were sold under the Sales Agreement. In recognition of the decision by our Board of Directors to approve a streamlined operating plan exploring strategic alternatives, as described elsewhere in this report, we currently do not have any intention to sell shares pursuant to the Sales Agreement.

We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

Under our agreement with CSL Vifor for the commercialization of KORSUVA injection, we are eligible to receive commercial milestone payments in the aggregate of up to $240.0 million from CSL Vifor upon the achievement of certain sales-based milestones. In October 2021, we received a $50.0 million milestone payment from CSL Vifor as a result of the regulatory approval of KORSUVA injection in August 2021. To date, we have received $50.0 million of regulatory milestones from CSL Vifor under this agreement.

Under a separate agreement with CSL Vifor, we are eligible to receive commercial milestone payments in the aggregate of up to $440.0 million, all of which are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales of difelikefalin injection in the licensed territories. In June 2022, we received a $15.0 million milestone payment from CSL Vifor as a result of the regulatory approval of Kapruvia by the European Commission in April 2022. In October 2021, we received a $15.0 million milestone payment from CSL Vifor as a result of the regulatory approval of KORSUVA injection in August 2021. To date, we have received $30.0 million of regulatory milestones from CSL Vifor. During the fourth quarter of 2023, we entered into the Original HCR Agreement where we sold our future royalties and milestone payments under this agreement to HCR (see “Royalty Purchase and Sale Agreement” above).

Under the Maruishi Agreement, we are also potentially eligible to earn up to an aggregate of $6.0 million in clinical development milestones and $4.5 million in regulatory milestones, before any foreign exchange adjustment, as well as tiered royalties, with percentages ranging from the low double digits to the low twenties, based on net sales of products containing difelikefalin in Japan, if any, and share in any sub-license fees. In May 2021, we received a $2.0 million milestone payment ($1.9 million after contractual foreign currency exchange adjustments) for Maruishi’s first initiation of a Phase 3 trial for uremic pruritus in Japan in January 2021. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, we earned a $2.0 million milestone payment ($1.4 million after contractual foreign currency exchange adjustments) per the terms of the licensing agreement. To date, we have received $6.5 million (before contractual foreign currency exchange adjustments) of clinical development and regulatory milestone from Maruishi. During the fourth quarter of 2023, we entered into the Original HCR Agreement where we sold our future royalties and milestone payments to HCR (see “Royalty Purchase and Sale Agreement” above).

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

In December 2021, CMS granted TDAPA designation to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for a minimum of two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment adjustment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection will commence on April 1, 2024. The unfavorable CMS reimbursement codified in the final CY2024 rule has resulted in a lack of sequential revenue growth for KORSUVA injection since its launch. As a result, we expect no meaningful revenue contribution from KORSUVA injection post its TDAPA expiration.

Our ability to earn these milestone and royalty payments and their timing is dependent upon successful commercialization of KORSUVA injection/Kapruvia, and successful future repayments made to HCR using CSL Vifor and Maruishi milestones and royalties under the Original HCR Agreement. However, our receipt of any further such amounts is uncertain at this time, and we may never receive any more of these amounts.

Outlook

As a result of the discontinuation of our clinical NP program, our workforce reductions in 2024, and our exploration of strategic alternatives to maximize shareholder value, including the Merger, we expect that our current unrestricted cash and cash equivalents will be sufficient to fund our currently anticipated operating plan for at least the next 12 months. Our anticipated operating expenses include contractually committed costs based on our Board of Directors’ new strategic plan. It is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	Dollar amounts in thousands
Net cash used in operating activities	$(60,917)	$(92,078)	$(78,730)
Net cash provided by investing activities	48,741	43,461	128,707
Net cash (used in) provided by financing activities	(3,604)	38,151	311
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,780)	$(10,466)	$50,288

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2024 consisted primarily of a net loss of $70.9 million and a $15.1 million cash outflow from net changes in operating assets and liabilities, partially offset by a $25.1 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a decrease in accounts payable and accrued expenses of $21.4 million for payments made throughout 2024, and a cash outflow of $4.4 million relating to operating lease liabilities associated with the termination of our corporate lease, partially offset by a decrease in prepaid expenses of $7.6 million, primarily related to prepaid clinical costs, a decrease in accounts receivable, net – related party of $2.4 million as a result of payments received from CSL Vifor and negative profit share for fourth quarter of 2024, and lease incentives of $2.1 million from our corporate office lease being received in 2024. Net non-cash charges primarily consisted of stock-based compensation expense of $8.9 million, non-cash interest expense related to the Original HCR Agreement of $8.5 million, a $4.3 million impairment of long-lived assets, and $3.0 million of inventory write-downs during the 2024 period.

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

Net cash provided by investing activities

Net cash provided by investing activities was $48.7 million for the year ended December 31, 2024, which primarily included cash inflows of $82.0 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $32.2 million for the purchases of available-for-sale marketable securities and $1.0 million for the purchases of property and equipment.

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

Net cash provided by financing activities

Net cash used in financing activities for the year ended December 31, 2024 consisted of payments made to HCR under the royalty purchase and sale agreement of approximately $3.6 million.

Net cash provided by financing activities for the year ended December 31, 2023 consisted of net proceeds of $36.5 million from the Original HCR Agreement, net proceeds of $1.1 million from the sales of common stock under our open market sales agreement, and proceeds of $0.6 million received from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2022 consisted of $0.3 million received from the exercise of stock options.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of financial condition and results of operations require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We define our critical accounting estimates as those subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply U.S. GAAP.

Liabilities Related to the Sales of Royalties/Milestones and Non-Cash Interest Expense

We recognized a liability related to the sales of future ex-U.S. royalties and milestones under our agreements with Maruishi and CSL Vifor under ASC 470-10: Debt and ASC 835-30: Interest – Imputation of Interest. The initial funds received by us in November 2023, the first milestone received by us in December 2023, and the second milestone earned by us for 2024 net sales in Japan, pursuant to the terms of the Original HCR Agreement, were recorded as a liability and will be accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the Original HCR Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid, solely using future royalty and milestone payments from CSL Vifor and Maruishi.

We estimated the total amount of future royalty revenue and milestone payments to be generated over the life of the Original HCR Agreement based on historical experience and estimates and projections of future activities from CSL Vifor and Maruishi. Since the liability involves judgment due to the estimation uncertainty in determining the future sales of the arrangement, we determined that the valuation of the liability related to the sales of future royalties, net, to be a critical accounting estimate. The future royalties and milestone payments used in the valuation of the liability are subject to estimation and uncertainty as we are dependent on CSL Vifor and Maruishi for timely and accurate information regarding future projections. A significant increase or decrease in these estimates could materially impact the liability balance and the related non-cash interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. Since the inception of this liability in 2023, our estimates were not materially different from actual amounts and timing of royalty revenue and milestone payments.

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

As of December 31, 2024, we had no available-for-sale marketable securities. As of December 31, 2023, we had invested $49.0 million of our cash reserves in such marketable securities. Those marketable securities included $49.0 million of investment grade debt instruments with a yield of approximately 4.41% and maturities through November 2024.

Historically, we have maintained an investment portfolio in accordance with our investment policy, which includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and to meet operating needs. Our investments are subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments, including having no available-for-sale marketable securities as of December 31, 2024, and relatively short duration when we have maintained those investments, we do not believe we are materially exposed to changes in interest rates related to our investments. As a result, we do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of December 31, 2023, would have resulted in an immaterial decrease in the fair values of our portfolio of marketable securities. There were no available-for-sale marketable securities as of December 31, 2024.

Credit Quality Risk

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. As of December 31, 2024, we did not have any available-for-sale marketable securities. As of December 31, 2023, the aggregate unrealized losses on our available-for-sale marketable securities were $0.3 million. For the years end December 31, 2024, 2023 and 2022, we did not record any charges to credit loss expense for our available-for-sale securities. Refer to Notes 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies – Concentration of Credit Risk and Marketable Securities, and Note 3 of Notes to Consolidated Financial Statements, Available-for-Sale Marketable Securities, in this Annual Report on Form 10-K for further discussion and applicable tabular presentations.

As of December 31, 2024 and 2023, we had accounts receivable, net – related party from CSL Vifor of $0.4 million and $2.8 million, respectively, which primarily related to royalty payments earned from CSL Vifor for the 2024 period, and profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, our commercial supply of KORSUVA injection to CSL Vifor, and royalty payments earned from CSL Vifor in the 2023 period. We also had a receivable for $1.0 million and $0.4 million for Japan royalties/milestones owed to us from Maruishi which was included within other receivables as of December 31, 2024 and 2023, respectively. We also had a receivable for $2.5 million for the second milestone financing we earned from HCR based on 2024 net sales in Japan which was also included within other receivables as of December 31, 2024. We believe that credit risks associated with CSL Vifor, Maruishi and HCR are not significant. We review the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. We had an insignificant allowance for credit losses as of December 31, 2024 and 2023. Refer to Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies – Concentration of Credit Risk and Accounts Receivable, Net – Related Party.

Item 8. Financial Statements and Supplementary Data.

Cara Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cara Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cara Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Liability related to the Sales of Future Royalties and Milestones, Net

Description of the Matter

As discussed in Note 10 to the financial statements, on November 1, 2023, the Company entered into a Royalty Purchase and Sale Agreement with a third party, pursuant to which the Company sold certain of its rights to receive royalty and milestone payments in exchange for up to $40.0 million. This represents the Company’s royalty financing obligation. The Company will repay the lender at a multiple of the initial proceeds received, which may vary based on timing and amount of cash flows received from its licensing partners. The Company determined that the royalty financing should be treated as a financing arrangement under ASC 470 and be classified as a liability.

The Company records the royalty financing obligation as a liability related to the sales of future royalties, net on the balance sheet at its carrying value as of December 31, 2024. The Company estimates the amount and timing of expected payments based on historical experience and its expectations of future activities from its license partners.

Auditing the royalty financing obligation involved judgment due to the estimation uncertainty in determining the estimated future sales from the Company’s licensing partners associated to the arrangement.

How We Addressed the Matter in Our Audit

To test the royalty financing obligation as of December 31, 2024, our audit procedures included, among others, assessing the completeness and accuracy of the underlying data and the estimated future sales from the Company’s licensing partners associated to the arrangement (“the assumptions”). We assessed the reasonableness of the assumptions used in the cash flow projections by comparing to historical results and inspecting third party evidence to support management’s projections. Lastly, we performed sensitivity analyses to corroborate the reasonableness of the recorded royalty financing obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Stamford, Connecticut

March 11, 2025

CARA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$37,903	$51,775
Marketable securities	—	48,983
Accounts receivable, net - related party	407	2,765
Inventory, net	900	2,821
Income tax receivable	—	697
Other receivables	4,088	555
Prepaid expenses	529	8,154
Restricted cash	—	408
Total current assets	43,827	116,158
Operating lease right-of-use assets	—	4,864
Property and equipment, net	—	3,322
Restricted cash, non-current	—	1,500
Total assets	$43,827	$125,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,972	$25,592
Total current liabilities	3,972	25,592

Liability related to sales of future royalties and milestones, net	44,448	37,079
Operating lease liabilities, non-current	—	6,088
Total liabilities	48,420	68,759
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at December 31, 2024 and December 31, 2023, zero shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value; 16,666,667 shares and 8,333,333 shares authorized at December 31, 2024 and December 31, 2023, respectively, 4,571,229 shares and 4,540,059 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	751,014	742,085
Accumulated deficit	(755,612)	(684,745)
Accumulated other comprehensive loss	—	(260)
Total stockholders’ equity	(4,593)	57,085
Total liabilities and stockholders’ equity	$43,827	$125,844

See Notes to Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Collaborative revenue	$2,086	$12,936	$16,572
Commercial supply revenue	640	5,843	10,223
License and milestone fees	—	910	15,000
Royalty revenue	—	415	72
Clinical compound revenue	84	165	—
Other revenue	4,327	699	—
Total revenue	7,137	20,968	41,867
Operating expenses:
Cost of goods sold	620	6,174	7,266
Research and development	32,805	108,510	91,879
General and administrative	26,530	27,779	30,257
Restructuring	5,565	—	—
Total operating expenses	65,520	142,463	129,402
Operating loss	(58,383)	(121,495)	(87,535)
Other income, net	2,828	3,586	2,061
Impairment of long-lived assets	(4,274)	—	—
Inventory write-down	(2,963)	—	—
Non-cash interest expense on liability related to sales of future royalties and milestones	(8,473)	(604)	—
Loss before benefit from income taxes	(71,265)	(118,513)	(85,474)
Benefit from income taxes	398	—	—
Net loss	$(70,867)	$(118,513)	$(85,474)
Net loss per share:
Basic and Diluted	$(15.53)	$(26.26)	$(19.12)
Weighted average shares:
Basic and Diluted	4,562,738	4,512,422	4,471,130
Other comprehensive income (loss), net of tax of $0:
Change in unrealized gains (losses) on available-for-sale marketable securities	260	1,412	(1,314)
Total comprehensive loss	$(70,607)	$(117,101)	$(86,788)

See Notes to Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	4,456,734	$4	$708,634	$(480,758)	$(358)	$227,522
Stock-based compensation expense	—	—	14,345	—	—	14,345
Shares issued upon exercise of stock options	4,026	—	311	—	—	311
Shares issued upon vesting of restricted stock units	22,352	—	3,389	—	—	3,389
Net loss	—	—	—	(85,474)	—	(85,474)
Other comprehensive loss	—	—	—	—	(1,314)	(1,314)
Balance at December 31, 2022	4,483,112	$4	$726,679	$(566,232)	$(1,672)	$158,779
Net proceeds from sales of common stock under open market sales agreement	32,240	—	1,117	—	—	1,117
Stock-based compensation expense	—	—	12,710	—	—	12,710
Shares issued upon exercise of stock options	7,768	1	559	—	—	560
Shares issued upon vesting of restricted stock units	16,939	—	1,020	—	—	1,020
Net loss	—	—	—	(118,513)	—	(118,513)
Other comprehensive income	—	—	—	—	1,412	1,412
Balance at December 31, 2023	4,540,059	$5	$742,085	$(684,745)	$(260)	$57,085
Stock-based compensation expense	—	—	6,709	—	—	6,709
Shares issued upon vesting of restricted stock units	31,170	—	2,220	—	—	2,220
Net loss	—	—	—	(70,867)	—	(70,867)
Other comprehensive income	—	—	—	—	260	260
Balance at December 31, 2024	4,571,229	$5	$751,014	$(755,612)	$—	$(4,593)

See Notes to Consolidated Financial Statements.

CARA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(70,867)	$(118,513)	$(85,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,929	13,730	17,734
Non-cash interest expense on liability related to sales of future royalties and milestones, net of issuance costs accretion	8,473	604	—
Impairment of long-lived assets	4,274	—	—
Inventory write-down	2,963	—	—
Depreciation and amortization	192	259	248
Noncash lease expense	766	2,075	1,422
(Accretion)/amortization of available-for-sale marketable securities, net	(543)	(400)	264
Changes in operating assets and liabilities:
Accounts receivable, net - related party	2,358	495	(3,260)
Inventory	(1,042)	(438)	201
Income tax receivable	697	—	—
Other receivables	(1,034)	(59)	(41)
Prepaid expenses	7,625	8,113	(13,748)
Accounts payable and accrued expenses	(21,439)	3,275	5,679
Operating lease liabilities	(4,363)	(1,918)	(1,755)
Reimbursement of lease incentive	2,094	807	—
Other	—	(108)	—
Net cash used in operating activities	(60,917)	(92,078)	(78,730)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	82,000	155,441	220,435
Proceeds from redemptions of available-for-sale marketable securities, at par	—	4,000	4,000
Purchases of available-for-sale marketable securities	(32,213)	(113,605)	(95,685)
Purchases of property and equipment	(1,046)	(2,375)	(43)
Net cash provided by investing activities	48,741	43,461	128,707
Financing activities
Payments to royalty purchase and sale agreement	(3,604)	—	—
Proceeds from royalty purchase and sale agreement, net of $1.0 million of issuance costs	—	36,474	—
Net proceeds from sales of common stock under open market sales agreement	—	1,117	—
Proceeds from the exercise of stock options	—	560	311
Net cash (used in) provided by financing activities	(3,604)	38,151	311
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,780)	(10,466)	50,288
Cash, cash equivalents and restricted cash at beginning of period	53,683	64,149	13,861
Cash, cash equivalents and restricted cash at end of period	$37,903	$53,683	$64,149
Noncash investing and financing activities
Receivable for additional HCR financing earned	$2,500	$—	$—
Incremental right-of-use asset in exchange for non-cash lease liability from modification of lease	$3,417	$—	$—
Transfer of property and equipment per lease assignment	$(3,417)	$—	$—
Initial direct costs included as right-of-use asset from modification of lease	$577	$—	$—
Accrual for leasehold improvements	$—	$778	$—

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

On June 14, 2024, the Board of Directors of the Company approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after the Company announced its decision to discontinue the clinical program in notalgia paresthetica, or NP, on June 12, 2024. The Company’s decision to discontinue the clinical program in NP followed the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. The Company’s decision was not related to any safety or medical issues, or negative regulatory feedback related to the Company’s NP program. In connection with the streamlined operating plan, the Board of Directors also approved a second reduction in the Company’s workforce by approximately 70%, which the Company substantially completed in June 2024 (see Note 19, Commitments and Contingencies – Restructuring Actions).

After a comprehensive review by the Company’s Board of Directors of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on December 17, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Tvardi Therapeutics, Inc., or Tvardi, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Tvardi, with Tvardi surviving as a wholly-owned subsidiary of the Company, or the Merger. The Merger was unanimously approved by the Company’s Board of Directors, and the Company’s Board of Directors resolved to recommend approval of the Merger Agreement to the Company’s stockholders. The closing of the Merger is subject to approval by the Company’s and Tvardi’s stockholders, as well as other customary closing conditions. Substantially concurrent with the completion of the Merger, the Company will be renamed “Tvardi Therapeutics, Inc.” and expects to trade on The Nasdaq Capital Market under the symbol “TVRD” (see Note 22, Merger Agreement and Asset Sale).

Also on December 17, 2024, in connection with the Merger Agreement, the Company and its wholly-owned subsidiary, Cara Royalty Sub, LLC, or Cara Royalty Sub, entered into an Asset Purchase Agreement, or APA, with Vifor Fresenius Medical Care Renal Pharma Ltd., pursuant to which, at the consummation of the Merger Agreement, the Company and Cara Royalty Sub will sell to CSL Vifor certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities, or the Asset Disposition, for a purchase price of $900 (subject to certain adjustments with respect to inventory). Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR (as defined below) have entered into a letter agreement with the Company to amend and replace the HCR Agreement (as defined below) (see Note 22, Merger Agreement and Asset Sale).

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

In April 2022, the European Commission granted marketing authorization to difelikefalin injection under the brand name Kapruvia® (difelikefalin), or Kapruvia, for the treatment of moderate-to-severe pruritus associated with chronic kidney disease in adult hemodialysis patients. The marketing authorization approved Kapruvia for use in all member

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

states of the European Union, or EU, as well as Iceland, Liechtenstein, and Norway. Kapruvia was also approved in the United Kingdom in April 2022. Commercial launches in Austria, Germany, Sweden, France, the Netherlands, Finland, and Norway have commenced. In August 2022, as part of the Access Consortium, difelikefalin injection was approved in Switzerland under the brand name Kapruvia, as well as Singapore and Canada under the brand name KORSUVA. Commercial launch in Switzerland has also commenced. In November 2022, difelikefalin injection was approved in the last Access Consortium country, Australia, under the brand name KORSUVA. Difelikefalin injection was also approved in the United Arab Emirates, Kuwait, Israel, Japan, and Saudi Arabia under the brand name KORSUVA in January 2023, May 2023, June 2023, September 2023, and January 2024, respectively. In the fourth quarter of 2023, the Company entered into a Purchase and Sale Agreement, or the HCR Agreement, with HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P., or collectively HCR, pursuant to which HCR will receive current and future royalty and milestone payments for Kapruvia and KORSUVA (ex-U.S. only) up to certain capped amounts in exchange for certain payments made to the Company (see Note 10, Royalty Purchase and Sale Agreement).

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

The Company also has a license agreement with Maruishi Pharmaceutical Co. Ltd., or Maruishi, under which the Company granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing difelikefalin for acute pain and/or uremic pruritus in Japan. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In conjunction with the approval, the Company earned a $1,449 milestone payment per the terms of the licensing agreement (see Note 13, Collaboration and Licensing Agreements and Note 14, Revenue Recognition). In the fourth quarter of 2023, the Company entered into the HCR Agreement pursuant to which HCR will receive current and future royalty and milestone payments for KORSUVA (Japan) up to certain capped amounts in exchange for certain payments made to the Company (see Note 10, Royalty Purchase and Sale Agreement).

As of December 31, 2024, the Company has raised aggregate net proceeds of approximately $520,700 from several rounds of equity financing, including its initial public offering, or IPO, which closed in February 2014 and four follow-on public offerings of common stock, which closed in July 2019, July 2018, April 2017 and August 2015, respectively, the issuance of common stock pursuant to its open market sales agreement with Jefferies LLC as sales agent in 2023, and the issuance of convertible preferred stock and debt prior to the IPO. The Company has also earned approximately $289,900 under its license and supply agreements for difelikefalin, primarily with CSL Vifor, Maruishi, and Chong Kun Dang Pharmaceutical Corp., or CKDP, and an earlier product candidate for which development efforts ceased in 2007. Under the terms of the HCR Agreement, the Company received net proceeds of $36,474 for the sale of

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

future ex-U.S. royalties and milestones under Vifor Agreement No. 2 (as defined below) and the Maruishi Agreement in November and December 2023. The Company has also received aggregate net proceeds of approximately $98,000 from the issuance and sale of the Company’s common stock to Vifor International in connection with the Company’s license agreement with CSL Vifor.

As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $37,903 and an accumulated deficit of $755,612. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $70,867, $118,513, and $85,474 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had net cash used in operating activities of $60,917, $92,078, and $78,730 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company is subject to risks and uncertainties including, the possible delisting of its common stock from the Nasdaq Capital Market, ability to raise additional financing, and should it resume development of its product candidate or future product candidates, risks and uncertainties common to other life science companies including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology and compliance with FDA and other government regulations. Should the Company resume development of its product candidate or any future product candidate, even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company would generate additional recurring product revenue or achieve profitability.

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

As part of the Company’s plans to regain compliance with the bid price requirement following the initial notification letter, a series of alternate amendments to effect (i) a reverse stock split and (ii) a reduction in the total number of authorized shares of the Company’s common stock was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on June 4, 2024.

On December 19, 2024, the Company’s Board of Directors approved a 1-for-12 reverse stock split of its issued and outstanding common stock, or the Reverse Stock Split, and corresponding reduction in the total number of authorized shares of common stock. On December 30, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, and the Company’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024 (see Note 23, Subsequent Events).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As a result of the Reverse Stock Split, every 12 shares of the Company’s pre-reverse split common stock were combined and reclassified as one share of common stock. The proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as the result of payment for fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have held a fractional share of common stock received a cash payment in lieu thereof. The par value and other terms of the Company’s common stock were not affected by the Reverse Stock Split.

All share and per share information have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and restricted stock units outstanding at December 31, 2024, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options and restricted stock units, and in the case of stock options, a proportional increase in the exercise price of all such stock options.

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain shareholders’ equity of at least $2,500, or the Stockholders’ Equity Requirement, or the alternative requirements of having a market value of listed securities of $35,000 or net income from continuing operations of $500 in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or the Alternative Standards. As of December 31, 2024, the Company had negative stockholders’ equity of $4,593 and therefore the Company is not in compliance with the Stockholders’ Equity Requirement and, as of December 31, 2024, did not meet the Alternative Standards. If the Company continues to not be in compliance or if the Company fails to meet other Nasdaq continuing listing requirements, the Company’s common stock may be subject to delisting, and the Company may become subject to delisting proceedings.

As requested by Nasdaq, the Company subsequently submitted a plan to regain compliance to Nasdaq, or the Compliance Plan (see Note 23, Subsequent Events).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the results of the financial operations of Cara Therapeutics, Inc. and Cara Royalty Sub, a Delaware limited liability company which was formed in November 2023 for the purpose of the transactions contemplated by the HCR Agreement described in Note 10, Royalty Purchase and Sale Agreement. All intercompany balances and transactions have been eliminated.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the fair value of marketable securities that are classified as level 2 of the fair value hierarchy in the prior period, the amount and periods over which certain revenues will be recognized, including licensing and collaborative revenue recognized from non-refundable up-front and milestone payments and future ex-U.S. royalties and milestones projected in relation to the HCR Agreement, related party accounts receivable reserve, as applicable, inventory valuation and related reserves, research and development, or

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

R&D, clinical costs and accrued research projects included in prepaid expenses and accounts payable and accrued expenses, as applicable, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, restructuring costs, the amount of lease incentives, as applicable, and the incremental borrowing rate used in lease calculations and the likelihood of realization of deferred tax assets.

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

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities in the prior period, and related party accounts receivable. The Company invests its cash reserves in money market funds or high-quality marketable securities in accordance with its investment policy. The stated objectives of its investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. The Company’s cash and cash equivalents and marketable securities are held by three major financial institutions. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The percentages of revenue recognized from license agreement partners of the Company in the years ended December 31, 2024, 2023 and 2022 are included in the following table:

	Revenue
	Year Ended December 31,
	2024	2023	2022
License Agreement Partner:
CSL Vifor*	59%	92%	100%
Maruishi	41%	8%	—%

*

Includes amounts earned from Vifor Fresenius Medical Care Renal Pharma Ltd. and Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

For the years ended December 31, 2024, 2023 and 2022, no additional license agreement partners or customers accounted for more than 10% of the Company’s revenue.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, deposits with banks and highly liquid money market funds with holdings of cash and other investments with original maturities of three months or less.

Marketable Securities

The Company deems certain of its investments to be marketable securities if the investment, or in the case of money market funds, the securities underlying the money market fund, meet the definition of a debt security. The Company’s historical investments in marketable securities, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper, and municipal bonds are highly rated by Moody’s and S&P. Accordingly, credit risk associated with the Company’s available-for-sale debt security portfolio is mitigated. The Company does not have any remaining marketable securities as of December 31, 2024.

When applicable, the Company reviews each of its available-for-sale marketable securities for unrealized losses (declines in fair value below its amortized cost basis) at each balance sheet date presented in its consolidated financial statements and whenever events or changes in circumstances indicate that the amortized cost basis of an asset may not be recoverable. The Company determines whether any portion of the unrealized loss for any available-for-sale debt security is due to a credit loss, and if so, measures the amount of the credit loss.

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

Accrued interest receivables are excluded from the Company’s amortized cost bases for its available-for-sale marketable securities and are included within other receivables, as applicable. The Company’s policy is to not measure an allowance for credit losses on accrued interest receivable balances at each reporting period since it elects to write off uncollectible accrued interest receivable balances as credit loss expense in a timely manner, which is by maturity date for all categories of its debt securities.

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

The Company’s financial instruments historically consist of cash, cash equivalents, available-for-sale marketable securities, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities, and liability related to the sales of future royalties and milestones. The fair values of cash, cash equivalents, accounts receivable, net – related party, prepaid expenses, restricted cash, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. The fair value of the liability related to the sales of future royalties and milestones approximates the carrying value. Available-for-sale marketable securities are reported at their fair values, as applicable, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below.

The valuation techniques used by the Company are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

The Company historically classifies its investments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

The Company historically validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2024 and 2023.

Accounts Receivable, Net – Related Party

Accounts receivable, net – related party primarily consists of amounts due from sales of KORSUVA injection under the Company’s supply agreements with CSL Vifor, as well as revenues earned from its share of the profit generated from KORSUVA injection sales in the United States under the licensing agreements with CSL Vifor and royalty payments to the Company under Vifor Agreement No. 2. The Company does not obtain collateral for its accounts receivable. All other receivables are included within other receivables on the Consolidated Balance Sheets.

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company believes that credit risk associated with its licensing partners, CSL Vifor and Maruishi, is not significant. The Company reviews the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. The Company had an insignificant allowance for credit losses as of December 31, 2024 and 2023.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization of leasehold improvements. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their useful lives or the life of the

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

lease. Leasehold improvements also can include leasehold improvements in process which relate to leasehold improvements not yet completed for our new principal office. Amortization of leasehold improvements in process begins when the improvements are completed and transferred to leasehold improvements. As a result of the termination of its corporate office lease and its transfer of all remaining property and equipment on November 1, 2024, the Company had no remaining property and equipment as of December 31, 2024 (see Note 19 – Commitments and Contingencies - Assignment of New Lease).

The Company historically reviews the recorded values of property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

Leases

The Company’s corporate office lease agreement that was entered into in May 2023 for new principal office space in Stamford, Connecticut, or the New Lease, was terminated on November 1, 2024. As a result, this lease was included in operating lease-right of use assets, or ROU assets, operating lease liabilities – current and operating lease liabilities – non-current as of December 31, 2023, and there were no such amounts included as of December 31, 2024 due to the termination of the lease. The Company also had two other leases in 2023: a lease agreement for previous office space, or the Stamford Lease, and an amendment to the Stamford Lease to add additional office space, or the Lease Amendment. Both the Stamford Lease and Lease Amendment were not renewed and, as a result, terminated in December 2023 (see Note 19, Commitments and Contingencies - Leases).

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

Liability Related to the Sales of Future Royalties and Milestones, Net

The Company recognizes a liability related to the sales of future royalties and milestones under ASC 470-10: Debt and ASC 835-30: Interest – Imputation of Interest. The initial funds and future milestones received by the Company pursuant to the terms of the HCR Agreement were recorded as a liability and will be accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the HCR Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. The Company estimated the total amount of future royalty revenue and milestone payments to be generated over the life of the HCR Agreement based on estimates and projections from CSL Vifor and Maruishi, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty and milestone payments is materially different from the original estimates, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

Clinical Compound Revenue

Clinical compound revenue includes sales of clinical compound to Maruishi. The Company recognizes revenue on clinical compound sales when control has transferred to Maruishi, which occurs at a point in time, typically upon receipt of the clinical compound, and generally occurs after the clinical compound has passed all quality testing required for acceptance. The sales of clinical compound are reimbursed at COGS plus an agreed upon margin.

Other Revenue

Other revenue includes the royalty and milestone payments earned under Vifor Agreement No. 2 and the Maruishi Agreement in conjunction with ex-U.S. sales of KORSUVA/Kapruvia, which were sold to HCR under the HCR Agreement in the fourth quarter of 2023. This non-cash revenue will continue to be recorded until the Company has fulfilled its obligations under HCR Agreement.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Research and Development (R&D) Expenses

R&D costs are charged to expense as incurred. Costs incurred under agreements with third parties have been charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. R&D expenses include, among other costs, compensation and other personnel-related costs, including consultant costs, and costs to conduct clinical trials using clinical research organizations, or CROs, which include upfront, milestone and monthly expenses as well as reimbursement for pass through costs, as applicable. The amount of clinical trial expense recognized in any period has varied depending on the duration and progress of each clinical trial, including the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical trial, and the number of sites involved in the trial as well as the activities to be performed by the sites each period. R&D costs also include costs to manufacture product candidates and clinical supplies, laboratory supplies costs, facility-related costs and stock-based compensation for R&D personnel. Non-refundable R&D advance payments are deferred and capitalized as prepaid R&D expense. The capitalized amounts are expensed as the related goods are delivered or services are performed. As of December 31, 2024 and 2023, the Company recorded $13 and $7,245 as prepaid R&D expense, respectively.

General and Administrative (G&A) Expenses

G&A costs are charged to expense as incurred. G&A expenses have historically consisted primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, information technology, human resources, project management, alliance management, and procurement functions. Other costs include facility costs not otherwise included in R&D expenses, legal fees, insurance costs, investor relations costs, patent costs and fees for accounting and consulting services.

Although the Company announced workforce reductions in 2024, G&A expenses continue to include costs related to remaining personnel, fees to outside consultants, lawyers, and accountants, as well as costs associated with its proposed Merger and the exploration of other potential strategic alternatives.

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

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s common stock has been traded on a public exchange only since January 31, 2014. Since that time, exercises of stock options have been limited due to various factors, including fluctuations in the Company’s stock price to below the exercise prices of awards and blackout periods during which exercises are not allowed, among others. Therefore, the Company believes that as of December 31, 2024, it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of stock options granted is determined using the average of the vesting period and term (6.25 years), an accepted method for the Company’s option grants under the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment.

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

Restructuring Expenses

Restructuring expenses consist of pre-tax severance and employee-related costs for those involuntary terminations associated with the discontinuation of our oral programs in atopic dermatitis in December 2023 and chronic kidney disease in January 2024, the discontinuation of our oral program in NP in June 2024, and the related workforce reductions throughout 2024 (see Note 19, Commitments and Contingencies – Restructuring Actions).

Other Income, Net

Other income, net consists of interest and dividend income earned on the Company’s cash, cash equivalents, and marketable securities, as applicable, realized gains and losses on the sale of marketable securities and property and equipment, as applicable, as well as accretion of discounts/amortization of premiums on purchases of marketable securities, as applicable. In the event the Company records a credit loss expense on its available-for-sale debt securities, those expenses would be offset against other income.

Impairment of Long-Lived Assets

The Company periodically analyzes the recorded values of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. In these cases, the Company records an impairment charge during the period in which any impairment of its long-lived assets is determined, negatively affecting the Company’s results of operations. This impairment charge is recognized separately on the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2024. There were no impairments of long-lived assets for the years ended December 31, 2023 and 2022 (see Note 19, Commitments and Contingencies - Assignment of New Lease).

Inventory Write-Down

The Company recognized write-downs of inventory during the year ended December 31, 2024, which was recognized separately on the Statement of Comprehensive Loss for the year ended December 31, 2024 (see Note 2, Summary of Significant Accounting Policies – Inventory, Net).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Non-Cash Interest Expense on Liability Related to Sales of Future Royalties and Milestones

Non-cash interest expense on liability related to sales of future royalties and milestone payments, which are received in conjunction with ex-U.S. sales of KORSUVA/Kapruvia under our agreements with CSL Vifor and Maruishi, consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs resulting from the HCR Agreement (see Note 10, Royalty Purchase and Sale Agreement).

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

There were no material uncertain tax positions taken as of December 31, 2024 and 2023. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options and restricted stock units, which are included under the treasury stock method when dilutive. For each of the years ended December 31, 2024, 2023 and 2022, the Company excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would have been anti-dilutive due to the Company’s net losses for those periods.

Segment Reporting

The Company is a biopharmaceutical corporation that has been focused on improving the lives of patients suffering from chronic pruritus. The Company views its operations and manages its business as a single operating segment that constitutes all of the consolidated entity, which includes all activities related to the discovery, development, and commercialization of its product, difelikefalin, to treat chronic pruritus. The accounting policies of the segment are the same as those described throughout Note 2. Refer to Revenue Recognition within Note 2 for a discussion on how the Company derives its revenue from difelikefalin.

The Company’s Chief Operating Decision Maker, or CODM, is its Chief Executive Officer, or CEO. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net loss, as reported in its Consolidated Statements of Comprehensive Loss. Consolidated net loss, including significant expense line items, are also used to monitor budget versus actual results. All revenue and expense categories in the Consolidated Statements of Comprehensive Loss are significant and regularly reviewed by the CODM. Other information not disclosed separately in the Statements of Comprehensive Loss for the segment include 1) interest revenue and other expenses which are netted together within interest income, net on the Consolidated Statements of Comprehensive Loss, of which almost all relate to interest revenue and only an immaterial amount relates to other expenses for those respective periods; and 2) depreciation and amortization expense of $192, $259, and $248 which are

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

included within R&D and G&A expense line items in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023, and 2022, respectively.

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets, with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash, as applicable, accounts receivable – related party, net, and available-for-sale marketable securities, as applicable, reduced by the Company’s liabilities also included on the Consolidated Balance Sheets.

The Company does not have intra-entity sales or transfers.

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

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which expanded the disclosures for reportable segments made by public entities. These amendments within ASU 2023-07 retained the existing disclosure requirements in ASC 280 and expanded upon them to require public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods, as well as items that were previously disclosed only annually on an interim basis, including disclosures related to a reportable segment’s profit or loss and assets. In addition, entities with a single reportable segment must provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments did not change the existing guidance on how a public entity identified and determined its reportable segments. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are effective for annual periods for all public entities in fiscal years beginning after December 15, 2023, and in interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024, and included new applicable disclosures in Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. The adoption of ASU 2023-07 did not have a material effect on its results of operations, financial position, and cash flows.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), or ASU 2024-03, which applies to all public business entities. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard requires that a public business entity disclose in the footnotes the following information at each interim and annual reporting period: 1) purchases of inventory; 2) employee compensation; 3) depreciation; 4) intangible asset amortization; and 5) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities. Public business entities

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

are also required to include certain expense, gain, or loss amounts that are already required to be disclosed under GAAP, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in annual reporting periods, the entity’s definition of selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. For all public business entities, the new requirements will be effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company expects to adopt ASU 2024-03 on January 1, 2027, and it does not expect the adoption to have a material effect on its results of operations, financial position, and cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which applies to all entities subject to income taxes. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is intended to provide more detailed income tax disclosures. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. ASU 2023-09 will be applied on a prospective basis with the option to apply the standard retrospectively. The Company will adopt ASU 2023-09 on January 1, 2025, and it does not expect the adoption to have a material effect on its results of operations, financial position, and cash flows.

3. Available-for-Sale Marketable Securities

The Company has no available-for-sale marketable securities as of December 31, 2024 as all such investments have matured in 2024. As of December 31, 2023, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities and investment grade institutions (corporate bonds).

The following table summarizes the Company’s available-for-sale marketable securities by major type of security as of December 31, 2023:

As of December 31, 2023

		Gross Unrealized		Estimated Fair
Type of Security	Amortized Cost	Gains	Losses	Value
U.S. Treasury securities	$37,243	$3	$—	$37,246
U.S. government agency obligations	7,500	—	(262)	7,238
Corporate bonds	4,500	—	(1)	4,499
Total available-for-sale marketable securities	$49,243	$3	$(263)	$48,983

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities by investment category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2023:

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

As of December 31, 2024 and 2023, no allowance for credit losses were recognized on the Company’s available-for-sale debt securities as no portion of the unrealized losses associated with those securities during the periods were due to credit losses. The information that the Company considered in reaching the conclusion that an allowance for credit losses was not necessary for the following categories of securities is as follows:

There were no available-for-sale marketable securities as of December 31, 2024. As of December 31, 2023, the Company held a total of 3 out of 9 positions that were in an unrealized loss position, all of which had been in an unrealized loss position for 12 months or greater as of December 31, 2023. Unrealized losses individually and in aggregate, including any in an unrealized loss position for 12 months or greater, were not considered to be material for each respective period. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable.

U.S. government agency obligations. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies as of December 31, 2023 were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio were not downgraded below investment grade status. The contractual terms of these investments did not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expected to recover the entire amortized cost bases of these securities on the maturity date. The Company did not intend to sell these investments, and it was not “more likely than not” that the Company would be required to sell these investments before recovery of their amortized cost bases. The Company held 2 out of 2 positions for its U.S. government agency obligations, that were in unrealized loss positions as of December 31, 2023.

Corporate bonds. The unrealized losses on the Company’s investments in corporate bonds were due to changes in interest rates and non-credit related factors. The credit ratings of these investments in the Company’s portfolio were not downgraded below investment grade status. The contractual terms of these investments did not permit the issuer to repay principal at a price less than the amortized cost bases of the investments, which is equivalent to the par value on the maturity date. The Company expected to recover the entire amortized cost bases of these securities on the maturity date. The Company did not intend to sell these investments, and it was not “more likely than not” that the Company would be required to sell these investments, before recovery of their amortized cost bases. The Company held 1 out of 2 positions for its corporate bonds, that were in unrealized loss positions as of December 31, 2023.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company classifies its marketable debt securities based on their contractual maturity dates. There were no available-for-sale marketable securities as of December 31, 2024 as the last of all such investments matured in November 2024. The amortized cost and fair values of marketable debt securities by contractual maturity as of December 31, 2023 was as follows:

	As of December 31, 2023
Contractual maturity	Amortized Cost	Fair Value
Less than one year	$49,243	$48,983
One year to two years	—	—
Total	$49,243	$48,983

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

There were no sales of available-for-sale marketable securities during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, accrued interest receivables on our available-for-sale debt securities were $62 and $139, respectively.

4. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income, net of tax, from unrealized gains (losses) on available-for-sale marketable securities, the Company’s only component of accumulated other comprehensive (loss) income, for the years ended December 31, 2024, 2023 and 2022.

Total Accumulated
Other Comprehensive
Income (Loss)
Balance, December 31, 2021	$(358)
Other comprehensive loss before reclassifications	(1,314)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,314)
Balance, December 31, 2022	(1,672)
Other comprehensive income before reclassifications	1,412
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	1,412
Balance, December 31, 2023	$(260)
Other comprehensive income before reclassifications	260
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	260
Balance, December 31, 2024	$—

Amounts reclassified out of accumulated other comprehensive (loss) income into net loss are determined by specific identification. There were no reclassifications out of accumulated other comprehensive (loss) income and into net loss for the years ended December 31, 2024, 2023, and 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

5. Inventory, net

Inventories consist of the following:

	December 31, 2024	December 31, 2023
Raw materials	$2,124	$2,639
Work-in-process	291	708
	2,415	3,347
Less Inventory Reserve for Obsolescence	(1,515)	(526)
Total	$900	$2,821

As of December 31, 2024 and 2023, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. During the year ended December 31, 2024, the Company wrote down $2,963 of commercial supply inventory due to obsolescence.

6. Prepaid Expenses

As of December 31, 2024, the amount of prepaid expenses was $529, consisting of $13 of prepaid R&D clinical costs, $149 of prepaid insurance and $367 of other costs. As of December 31, 2023, the amount of prepaid expenses was $8,154, consisting of $7,245 of prepaid R&D clinical costs, $492 of prepaid insurance and $417 of other costs.

7. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2024	2023
Computer and office equipment	$—	$239
Furniture and fixtures	—	596
Leasehold improvements	—	4,154
	$—	$4,989
Less accumulated depreciation and amortization	—	(1,667)
Property and equipment, net	$—	$3,322

On September 26, 2024, the Company entered into the Assignment Agreements in which its leasehold improvements and other property and equipment from its corporate office were transferred to a third party on November 1, 2024, with a carrying value of $3,417. As a result, there was no gain or loss on the sale of those assets (see Note 19, Commitments and Contingencies – Assignment of New Lease). There were no other gains or losses on sales of property and equipment during the years ended December 31, 2024, 2023 and 2022.

Depreciation and amortization expense included in R&D expense and G&A expense was $192, $259 and $248 for the years ended December 31, 2024, 2023 and 2022, respectively.

8. Restricted Cash

In May 2023, the Company entered into the New Lease with 400 Atlantic Joint Venture LLC and SLJ Atlantic Stamford LLC (tenants-in-common), or the Landlord, for the lease of 26,374 square feet of office space located at 400 Atlantic Street, Stamford, Connecticut 06901 for its new principal executive offices. The Company was required to maintain a stand-by letter of credit as a security deposit under the New Lease for its office space in Stamford,

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Connecticut (refer to Note 19, Commitments and Contingencies: Leases). The fair value of the letter of credit approximated its contract value. The Company’s bank required the Company to maintain a restricted cash balance to serve as collateral for the letters of credit issued to the landlord by the bank for the New Lease and the previous Stamford Lease. The restricted cash balance for the New Lease and the Stamford Lease was invested in a commercial money market account.

On September 26, 2024, the Company entered into the Assignment Agreements in which the New Lease, leasehold improvements, and other property and equipment from the corporate office space were transferred to a third party on November 1, 2024 (refer to Note 19, Commitments and Contingencies: Assignment of New Lease). In accordance with the Assignment Agreements, the $1,500 of restricted cash became unrestricted in October 2024. As of December 31, 2024, there was no restricted cash on the Company’s Consolidated Balance Sheet. As of December 31, 2023, the Company had $408 of restricted cash related to its previous lease (which was terminated in December 2023 and became unrestricted in January 2024) in current assets and $1,500 of restricted cash related to the New Lease in long-term assets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$37,903	$51,775
Restricted cash, current assets	—	408
Restricted cash, long-term assets	—	1,500
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$37,903	$53,683

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Accounts payable	$1,434	$11,583
Accrued research projects	64	4,343
Accrued compensation and benefits	565	6,519
Accrued professional fees and other	1,909	3,147
Total	$3,972	$25,592

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

Under the terms of the HCR Agreement, Cara Royalty Sub received an upfront payment of $16,915 in November 2023, representing the $17,500 to which the Company was initially entitled, net of advisory fees and certain of HCR’s transaction-related expenses which the Company agreed to reimburse. In December 2023, Cara Royalty Sub received an

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

additional payment of $19,770, representing the $20,000 milestone it achieved for Kapruvia (difelikefalin) pricing in Germany being approved above a certain threshold amount per dose, net of advisory fees. There were additional issuance costs of $211 related to the HCR Agreement resulting in aggregate net proceeds of $36,474. An additional $2,500 milestone payment is due to Cara Royalty Sub in the first quarter of 2025 for the achievement of a 2024 sales milestone of KORSUVA in Japan and is included within other receivables as of December 31, 2024.

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

Issuance costs pursuant to the HCR Agreement consisting primarily of advisory and legal fees totaled $1,025 including the amount of HCR’s transaction-related expenses that the Company reimbursed. The effective interest rate includes cash flow projections for future royalty and milestone payments, which are sensitive to certain assumptions, including market size, market penetration and sales price, that are forward looking and could be affected by future market conditions. During the year ended December 31, 2024, $3,604 was repaid to HCR under the HCR Agreement. There was no repayment made for the year ended December 31, 2023 as the first repayment was made in the first quarter of 2024.

The following table summarizes the activity of the HCR Agreement (in thousands):

Royalty purchase and sale agreement balance at December 31, 2023	$37,079
Payments	(3,604)
Non-cash interest expense	8,473
Receivable for additional HCR financing earned	2,500
Balance at December 31, 2024	$44,448

Effective interest rate	27.82%

11. Stockholders’ Equity

On June 7, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation, or the Certificate, with the Secretary of State of the State of Delaware, which the Company’s stockholders approved at the Company’s Annual Meeting of Stockholders on June 4, 2024. The Certificate increased the authorized number of shares of common stock of the Company from 100,000,000 shares to 200,000,000 shares (before giving effect to the Reverse Stock Split, as described below). The additional shares of common stock authorized by the Certificate have rights identical to the currently outstanding common stock of the Company and any issuance of common stock authorized by the Certificate would not affect the rights of the holders of currently outstanding common stock of the Company, except for effects incidental to increasing the number of shares of the Company’s common stock outstanding, such as dilution of the earnings per share and voting rights of current holders of common stock. The Company’s Board of Directors has also authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Board of Directors of the Company in one or more series.

On November 13, 2024, the Company’s Board of Directors approved an amendment to its Amended and Restated Bylaws, effective immediately, to reduce the quorum requirement for stockholder meetings from a majority of the outstanding shares entitled to vote to one-third of the voting power of the issued and outstanding shares entitled to vote.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Cara’s stockholders approved, at its 2024 Annual Meeting of Stockholders on June 4, 2024, a series of alternate amendments to the Certificate, to effect a reverse stock split of Cara’s common stock and corresponding proportionate reduction in the total number of authorized shares of Cara’s common stock, where Cara’s Board had the discretion to select the reverse stock split ratio from within a range between and including one-for-four and one-for-twelve. On December 19, 2024, Cara’s Board approved a one-for-twelve (12) reverse stock split, or the Reverse Stock Split, and corresponding reduction in the total number of authorized shares from 200,000,000 to 16,666,667, or the Authorized Shares Reduction. On December 30, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and Authorized Shares Reduction, and Cara’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024. As of December 31, 2024, there were 4,571,229 shares of common stock and no shares of preferred stock issued and outstanding.

As a result of the Reverse Stock Split, every 12 shares of the Company’s pre-reverse split common stock were combined and reclassified as one share of common stock. The proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as the result of payment for fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have held a fractional share of common stock received a cash payment in lieu thereof. The par value and other terms of the Company’s common stock were not affected by the Reverse Stock Split.

All share and per share information have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and restricted stock units outstanding at December 31, 2024, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options and restricted stock units, and in the case of stock options, a proportional increase in the exercise price of all such stock options.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the preferential rights of the holders of preferred stock, if any.

During the year ended December 31, 2024, an aggregate of 19,462 time-based restricted stock units of certain employees and the Board of Directors vested and were settled in shares of the Company’s common stock. During the year ended December 31, 2023, an aggregate of 16,939 time-based restricted stock units of certain employees and the Board of Directors vested and were settled in shares of the Company’s common stock. During the year ended December 31, 2022, an aggregate of 16,011 time-based restricted stock units of certain employees and the Board of Directors vested and were settled in shares of the Company’s common stock, of which 2,833 time-based restricted stock units vested as a result the accelerated vesting of restricted stock units previously granted to the Company’s former CEO (see Note 15, Stock-Based Compensation).

During the year ended December 31, 2024, an aggregate of 11,708 performance-based restricted stock units of certain employees vested and were settled in shares of the Company’s common stock. During the year ended December 31, 2023, no performance-based restricted units vested or were settled in shares of the company’s common stock. During the year ended December 31, 2022, an aggregate of 6,341 performance-based restricted stock units of certain employees and the Board of Directors vested and were settled in shares of the Company’s common stock, of which the Company granted 990 fully vested restricted stock units, which were immediately settled in shares of common stock, to the Company’s chairman in consideration of his effort in connection with the Company’s CEO transition in 2021 (see Note 15, Stock-Based Compensation).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In order to fund the Company’s future operations, including its planned clinical trials at the time, on March 1, 2022, the Company filed a universal shelf registration statement, or the Shelf Registration Statement, which provides for aggregate offerings of up to $300,000 of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on May 11, 2022. The securities registered under the Shelf Registration Statement include $154,500 of unsold securities that had been registered under our previous Registration Statement on Form S-3 (File No. 333-230333) that was declared effective on April 4, 2019. On March 6, 2024, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, it became subject to the offering limits in General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell shares of its common stock under its Shelf Registration Statement with a value of more than one-third of its public float in any 12-month period, so long as its public float is less than $75,000. The Company has not offered and sold any shares of its common stock pursuant to General Instruction I.B.6 to Form S-3 during the prior 12 calendar month period that ends on and includes the date hereof.

Also in March 2022, the Company entered into the open market sales agreement with Jefferies LLC as sales agent, or the Sales Agreement, pursuant to which it could issue and sell common stock with an aggregate value of up to $80,000 in an at-the-market offering. Jefferies is acting as the sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. In June 2024, the Company filed an amendment to the prospectus dated May 11, 2022 for the at-the-market offering, or the ATM Prospectus, to update the amount of shares of its common stock it is eligible to sell under General Instruction I.B.6 of Form S-3, as described above, and pursuant to the Sales Agreement. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell shares of its common stock pursuant to the ATM Prospectus, as amended, with a value of more than one-third of its public float in any 12-month period, so long as its public float is less than $75,000. If the Company’s public float increases above $75,000 such that it may sell additional amounts under the Sales Agreement and the ATM Prospectus, it will file another amendment to the ATM Prospectus prior to making additional sales in excess of the limitations of General Instruction I.B.6 of Form S-3. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares were sold under the Sales Agreement during the year ended December 31, 2024. During the year ended December 31, 2023, 32,240 shares were sold under the Sales Agreement and the Company received net proceeds of $1,117. In recognition of the decision by its Board of Directors to approve a streamlined operating plan exploring strategic alternatives, as described elsewhere in this report, the Company currently does not have any intention to sell shares pursuant to the Sales Agreement.

12. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, and by level within the fair value hierarchy:

Fair value measurement as of December 31, 2024:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking account	$37,903	$37,903	$—	$—
Total financial assets	$37,903	$37,903	$—	$—

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Fair value measurement as of December 31, 2023:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking account	$51,775	$51,775	$—	$—
Available-for-sale marketable securities:
U.S. Treasury securities	37,246	—	37,246	—
U.S. government agency obligations	7,238	—	7,238	—
Corporate bonds	4,499	—	4,499	—
Restricted cash:
Commercial money market account	1,908	1,908	—	—
Total financial assets	$102,666	$53,683	$48,983	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities for the years ended December 31, 2024, 2023 and 2022. There were no transfers of financial assets between Levels 1, 2, or 3 classifications during the years ended December 31, 2024 and 2023.

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

14. Revenue Recognition

The Company has recognized revenue under its license and collaboration agreements from (1) its share of the profits generated by KORSUVA injection sales in the United States during the years ended December 31, 2024, 2023 and 2022; (2) commercial supply revenue from the Company’s sales of commercial product to CSL Vifor during the years ended December 31, 2024, 2023 and 2022; (3) upfront license fees and milestone payments, including development and regulatory milestones, during the years ended December 31, 2023 and 2022; (4) royalty revenue from net sales of Kapruvia in Europe during the years ended December 31, 2023 and 2022; (5) clinical compound sales from certain license agreements during the years ended December 31, 2024 and 2023; and (6) other revenue which represents royalty payments earned by the Company under Vifor Agreement No. 2 and the Maruishi Agreement under the HCR Agreement during the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company has not earned any sales-based milestones under its collaboration agreements.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2024, the Company had license and collaboration agreements with CSL Vifor, Maruishi and CKDP. The following table provides amounts included in the Company’s Consolidated Statements of Comprehensive Loss as revenue for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$2,086	$12,397	$16,572
Maruishi	—	539	—
Total collaborative revenue	$2,086	$12,936	$16,572
Commercial supply revenue
CSL Vifor* (KORSUVA injection)	$640	$5,843	$10,223
Total commercial supply revenue	$640	$5,843	$10,223
License and milestone fees
CSL Vifor*	$—	$—	$15,000
Maruishi	—	910	—
Total license and milestone fees	$—	$910	$15,000
Royalty revenue
CSL Vifor (Kapruvia ex U.S.)	$—	$415	$72
Total royalty revenue	$—	$415	$72
Clinical compound revenue
Maruishi	$84	$165	$—
Total clinical compound revenue	$84	$165	$—
Other revenue (non-cash)
CSL Vifor (Kapruvia ex U.S.)	$1,492	$284	$—
Maruishi	2,835	415	—
Total other revenue	$4,327	$699	$—

* Includes amounts earned from Vifor Fresenius Medical Care Renal Pharma Ltd. and Vifor International prior to Vifor International’s assignment of its rights and obligations to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022.

Collaborative revenue

Beginning in April 2022, the Company began recording its share of the profits generated by KORSUVA injection sales by CSL Vifor to third parties in the United States. Under the license agreements with CSL Vifor, KORSUVA injection net sales are calculated by CSL Vifor which are net of discounts, rebates, and allowances. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis (since the Company is not the primary obligor and does not retain inventory risk) and presents the revenue earned each period as collaborative revenue. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $2,086, $12,397 and $16,572, respectively, as collaborative revenue for its profit-share from the sales of KORSUVA injection in the United States. Collaborative revenue in 2024 included negative net sales reported by CSL Vifor for the second and fourth quarters of 2024 primarily due to higher rebates and chargebacks due to price decreases on KORSUVA injection related to the expiration of Transition Drug Add-on Payment Adjustment in April 2024. As a result, the Company recorded associated G&A expense for $1,639 for the year ended December 31, 2024 as a result of the negative profit share amounts in the second and fourth quarters of 2024.

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

In addition, the Company’s promise in the Maruishi Agreement to transfer the license is separately identifiable from the promise to provide defined R&D services (i.e., distinct within the context of the contract) because the Company was not using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer. The combined output specified by Maruishi is its right to conduct development activities related to difelikefalin in Japan, which could result in regulatory approval in Japan. That right is derived from the Company’s grant of the license. Maruishi is conducting clinical trials on its own and does not require the R&D services provided by the Company. Furthermore, the R&D services do not significantly modify or customize the license and vice versa. Finally, the license and R&D services were not highly interdependent or highly interrelated because the Company was able to fulfill its promise to transfer the initial license independently from its promise to subsequently provide the R&D services, which Maruishi can obtain on its own. There were no remaining performance obligations under the Maruishi Agreement as of December 31, 2024.

During the year ended December 31, 2023, the criteria for revenue recognition for a regulatory milestone event set forth in the Maruishi Agreement was achieved, and the Company earned $1,449, of which $539 was recorded as collaborative revenue based on the relative standalone selling prices described at contract inception. This regulatory milestone payment was considered variable consideration due to the uncertainty of occurrence of this event as specified at inception of the agreement. Therefore, this potential regulatory milestone payment was not included in the transaction price at the inception of the agreement. There was no collaborative revenue recognized under the Maruishi Agreement during the years ended December 31, 2024 and 2022 (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

Commercial supply revenue

Under the Vifor International Supply Agreement, the Company’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the Licensed Product occurs. The Company had commercial supply revenue of $640 with associated COGS of $620 during the year ended December 31, 2024 since these inventory costs were capitalized as inventory subsequent to regulatory approval. The Company had commercial supply revenue of $5,843 with associated COGS of $6,174 during the year ended December 31, 2023 since these inventory costs were capitalized as inventory subsequent to regulatory approval. The Company had commercial supply revenue of $10,223 for the year ended December 31, 2022, of which $2,295 was recognized in January 2022 with no associated COGS since these inventory costs were incurred prior to regulatory approval on August 23, 2021, and $7,928 was recognized throughout the remainder of 2022 with associated COGS of $7,266 since these inventory costs were capitalized as inventory subsequent to regulatory approval.

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

During the year ended December 31, 2023, the criteria for revenue recognition for a regulatory milestone event set forth in the Maruishi Agreement was achieved and the Company earned $1,449, of which $910 was recorded as license and milestone fees revenue based on the relative standalone selling prices described at contract inception. This regulatory milestone payment was considered variable consideration due to the uncertainty of occurrence of this event as specified at inception of the agreement. Therefore, this potential regulatory milestone payment was not included in the transaction price at the inception of the agreement. There were no license and milestone fees revenue recognized under the Maruishi Agreement during the years ended December 31, 2024 and 2022 (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition).

Royalty revenue

Royalty revenue includes amounts related to the Company’s royalties earned from CSL Vifor on the net sales of Kapruvia in Europe, based on the amount of net sales in a licensed territory during a calendar year. Sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur, and the net sales tier is achieved. The Company recognized royalty revenue of approximately $415 and $72 for the years ended December 31, 2023 and 2022, respectively, which were related to the Company’s royalties on the net sales of Kapruvia in Europe prior to October 1, 2023. Beginning on October 1, 2023, royalty revenue is no longer recognized until the Company has fulfilled its obligations under the HCR Agreement. As a result, there was no royalty revenue recognized for the year ended December 31, 2024 (see Note 10, Royalty Purchase and Sale Agreement).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Clinical compound revenue

The Company’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. During the years ended December 31, 2024 and 2023, the Company recognized clinical compound revenue of $84 and $165, respectively, from the sale of clinical compound to Maruishi. There were no sales of clinical compound to Maruishi during the year ended December 31, 2022.

The Company’s only performance obligation under the Vifor Supply Agreement is to deliver compound to CSL Vifor in accordance with the receipt of purchase orders. There were no sales of clinical compound under the Vifor Supply Agreement during the years ended December 31, 2024, 2023 and 2022.

Other revenue

The Company recorded other non-cash revenue of $4,327 and $699 for the years ended December 31, 2024 and 2023, which represents the royalty and milestone payments earned by the Company under Vifor Agreement No. 2 and the Maruishi Agreement in conjunction with ex-U.S. sales of KORSUVA/Kapruvia, which will be remitted to HCR under the terms of the HCR Agreement. This non-cash revenue will continue to be recorded until the Company has fulfilled its obligations under the HCR Agreement. There was no other non-cash revenue for the year ended December 31, 2022 as the Company entered into the HCR Agreement in the fourth quarter of 2023 (see Note 10, Royalty Purchase and Sale Agreement).

Contract balances

As of December 31, 2024 and 2023, the Company recorded accounts receivable, net – related party of $407 and $2,765 which primarily related to its royalty payments earned from CSL Vifor for the 2024 period, and profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty payments earned from CSL Vifor in the 2023 period. The Company also recorded other receivables of $1,047 and $415 for the years ended December 31, 2024 and 2023, which related to royalty payments from Maruishi and were included within other receivables on the Consolidated Balance Sheets. There were no other contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of December 31, 2024 and December 31, 2023.

The Company also recorded other receivables of $2,500 as of December 31, 2024, which related to the additional financing that was earned in accordance with the HCR Agreement based on net sales in Japan in 2024 (see Note 10, Royalty Purchase and Sale Agreement).

The Company routinely assesses the creditworthiness of its license and collaboration partners and others. The Company has not experienced any losses related to receivables from its license and collaboration partners or others as of December 31, 2024 and December 31, 2023.

15. Stock-Based Compensation

2019 Inducement Plan

In October 2019, the Company’s Board of Directors adopted the 2019 Inducement Plan, or the 2019 Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), or Rule 5635, for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards (collectively, the Inducement Awards) to new employees of the Company, as inducement material to such new employees entering into employment with the Company. In November

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2019, the Company filed a Registration Statement on Form S-8 with the SEC covering the offering of up to 25,000 shares of its common stock, par value $0.001, pursuant to the Company’s 2019 Plan. No stock options were granted under the 2019 Plan during the years ended December 31, 2024, 2023 and 2022. Initial grants of Inducement Awards made to employees vest as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vest monthly over a period of four years from the grant date. As of December 31, 2024, 25,000 shares remained available for grant pursuant to the Plan.

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

The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and continued to increase on January 1 of each year through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2024, the aggregate number of shares of common stock that may be issued pursuant to Stock Awards under the 2014 Plan automatically increased from 1,016,919 to 1,153,120. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 2,500,000 shares.

Restricted Stock Units

Under the 2014 Plan, the Company granted 75,323 restricted stock units, 50,098 restricted stock units, and 39,517 restricted stock units for the years ended December 31, 2024, 2023 and 2022, respectively. No restricted stock units were granted under the 2019 Inducement Plan during the years ended December 31, 2024, 2023 and 2022.

The weighted average grant date fair value per share of restricted stock units granted to employees and non-employee members of the Company’s Board of Directors during the years ended December 31, 2024, 2023 and 2022 were $7.92, $93.72, and $121.20, respectively.

As of December 31, 2024, the Company’s restricted stock units consist of time-based restricted stock units. All remaining performance-based restricted stock units either vested or were forfeited in the first quarter of 2024. For time-based restricted stock units, the Company recognizes compensation expense associated with these restricted stock units ratably over the award’s vesting period following the grant date. For performance-based restricted stock units, vesting was contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

each performance target. Recognition of compensation expense associated with these performance-based awards began when, and to the extent, the performance criteria were probable of achievement and the employee had met the service conditions.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense relating to restricted stock units as follows:

	Year Ended December 31,
	2024	2023	2022
Research and development	$248	$476	$765
General and administrative	2,391	1,647	3,321
Total restricted stock unit expense	$2,639	$2,123	$4,086

A summary of restricted stock unit activity related to employees and non-employee members of the Company’s Board of Directors as of and for the year ended December 31, 2024 is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2023	47,194	$111.24
Awarded	75,323	7.92
Vested and released	(31,170)	96.24
Forfeited	(11,434)	126.84
Outstanding, December 31, 2024	79,913	$17.51
Restricted stock units exercisable (vested and deferred), December 31, 2024	—

Stock Options

A summary of the Company’s stock option activity related to employees, non-employee members of the Board of Directors and non-employee consultants for the 2014 Plan as of and for the year ended December 31, 2024 is as follows:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value
Outstanding, December 31, 2023	658,138	$155.88
Granted	253,760	10.32
Exercised	—	—
Forfeited	(275,941)	60.96
Expired	(295,497)	176.43
Outstanding, December 31, 2024	340,460	$106.62	$—
Weighted average remaining contractual life as of December 31, 2024 (in years)	7.32
Options exercisable, December 31, 2024	185,602	$151.42	$—
Weighted average remaining contractual life as of December 31, 2024 (in years)	6.08
Options vested and expected to vest as of December 31, 2024	340,460	$106.62	$—
Weighted average remaining contractual life as of December 31, 2024 (in years)	7.32

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022 was $10,768, $12,810, and $14,156, respectively. The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0, $476, and $118, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company granted 253,760, 167,056 and 158,327 stock options, respectively, to employees and non-employee members of the Board of Directors. There were no options granted to nonemployee consultants during the years ended December 31, 2024, 2023 and 2022. The fair values of the stock options granted to those groups were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation):

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.12% - 4.34%	3.38% - 4.65%	1.70% - 4.21%
Expected volatility	89.6% - 89.8%	76.3% - 81.3%	77.7% - 81.9%
Expected dividend yield	0%	0%	0%
Expected life of employee and Board options (in years)	6.25	6.25	6.25

The weighted average grant date fair value of options granted to employees and non-employee members of the Board of Directors for their Board service during the years ended December 31, 2024, 2023 and 2022 was $7.92, $69.00, and $87.00, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense relating to stock options as follows:

	Year Ended December 31,
	2024	2023	2022
Research and development	$1,016	$5,973	$7,222
General and administrative	5,274	5,634	6,426
Total stock option expense	$6,290	$11,607	$13,648

As of December 31, 2024, the total compensation expense relating to unvested options granted to employees and non-employee members of the Board of Directors that had not yet been recognized was $4,146, which is expected to be realized over a weighted average period of 0.84 years. The Company will issue shares upon exercise of options from common stock reserved.

The Company does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for the years ended December 31, 2024, 2023 and 2022.

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

The Company determined that vested Stock Awards which had modifications due to the extension of the exercise period were Type 1 modifications pursuant to ASC 718 because those Stock Awards would have vested before and after the modification. Acceleration of vesting for the Stock Awards that would have vested in the twelve-month period following the consulting term was determined to be a Type 3 modification requiring stock compensation expense pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the last day that the former CEO provided continuous service as a consultant. In addition, Type 4 performance-based restricted stock units were not considered probable of achieving performance targets on the modification date, but the vesting targets were achieved with respect to 1,444 performance-based restricted stock units in February 2022, which resulted in additional stock compensation expense being recorded through June 30, 2022.

During the year ended December 31, 2022, total incremental stock compensation expense relating to modifications of stock options, time-based and performance-based restricted stock units of the former CEO was $2,563, which was included in G&A expense. Of this total amount, $1,679 was included in G&A expense in the stock option expense table above for the year ended December 31, 2022 and $884 was included in G&A expense in the restricted stock unit expense table above for the year ended December 31, 2022.

16. Income Taxes

The Company’s pre-tax loss of $71,265 is domestic. The Company’s benefit from income taxes is as follows:

	December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	(398)	—	—
	(398)	—	—
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit from income taxes	$(398)	$—	$—

Historically, the Company’s benefit from income taxes related to state R&D tax credits exchanged for cash. The State of Connecticut provides companies with the opportunity to exchange certain R&D credit carryforwards for cash in exchange for foregoing the carryforward of the R&D credit. The program provides for such exchange of the R&D credits at a rate of 65% of the annual R&D credit, as defined. In the fourth quarter of 2024, the Company decided to exchange its R&D tax credit incurred during the year ended December 31, 2023. The Company opted not to exchange its R&D tax credit incurred during the year ended December 31, 2024, and was not eligible to exchange its R&D tax credit for cash during the year ended December 31, 2022. Therefore, there was a benefit from income taxes of $398 for the year ended December 31, 2024 and no benefit from income taxes for the years ended December 31, 2023 and 2022.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2024	2023	2022
Income taxes using U.S. federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(5.05)%	5.30%	(1.00)%
Impact of R&D tax credit on effective tax rate	2.59%	3.68%	4.91%
Impact of foreign tax credit on effective tax rate	(0.29)%	—%	—%
Stock option shortfalls and cancellations	(4.88)%	(1.22)%	(3.33)%
Permanent items and other	(0.65)%	(0.89)%	(1.86)%
Change in valuation allowance	(11.11)%	(27.34)%	(19.88)%
Provision to return	(1.05)%	(0.53)%	0.16%
	0.56%	0.00%	0.00%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Valuation allowance	$(200,656)	$(192,791)

Net operating loss carryforwards	122,727	123,739
Federal and state tax credits	32,016	31,245
Stock-based compensation expense	1,619	3,855
Intangible asset amortization	34,823	33,162
Sales of future royalties and milestones	8,952	—
Other	519	2,101
Deferred tax assets	200,656	194,102

Other	—	(1,311)
Deferred tax liabilities:	—	(1,311)

Net deferred tax asset:	$—	$—

A 100% valuation allowance has been recorded on the deferred tax asset as of December 31, 2024 and 2023 because management believes it is more likely than not that the asset will not be realized. The change in the valuation allowance during 2024 and 2023 was an increase of $7,865 and $31,977, respectively.

The consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income tax expense.

At December 31, 2024, the Company had federal and state net operating loss, or NOL, carryforwards of $475,440 and $403,138, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2027, respectively, unless previously utilized. The federal NOLs arising in 2018 and forward have an unlimited carryforward period and losses from 2018-2020 may be carried back five years due to the Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act. The Company conducted a 382 analysis in the first quarter of 2021. This

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

analysis showed a limited change of ownership had occurred, and thus the full amount of the Company’s NOL carryforwards and R&D tax credits could be utilized annually in the future to offset taxable income or tax, respectively. The Company also had federal and state R&D tax credit carryforwards of $28,557 and $4,379, respectively. The federal credits will begin expiring in 2025 unless previously utilized. The Connecticut credit carryforwards have no expiration period. Because of the NOL and research credit carryforwards, tax years 2006 through 2024 remain open to U.S. federal and state tax examinations.

The Inflation Reduction Act of 2022 included tax legislation that became effective early in 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15.0% for companies with $1,000,000 or more in average net financial statement profits over the three previous years, as well as a 1.0% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on its tax provision.

Further, beginning in the Company’s tax year ending December 31, 2022, as a result of the Tax Cuts and Jobs Act of 2017, current R&D expenditures incurred in the United States must be capitalized for tax purposes, and amortized over a period of five years (fifteen years in the case of R&D performed outside the United States).

17. Net Loss per Share

The denominators used in the net loss per share computations are as follows:

	Year Ended December 31,
	2024	2023	2022
Basic:
Weighted average common shares outstanding	4,562,738	4,512,422	4,471,130
Diluted:
Weighted average common shares outstanding - Basic	4,562,738	4,512,422	4,471,130
Common stock equivalents*	—	—	—
Denominator for diluted net loss per share	4,562,738	4,512,422	4,471,130
*	For the years ended December 31, 2024, 2023 and 2022, no amounts were considered common stock equivalents as their effects would have been anti-dilutive due to net losses for those periods.

Basic and diluted net loss per share is computed as follows:

	Year Ended December 31,
	2024	2023	2022
Net loss - basic and diluted	$(70,867)	$(118,513)	$(85,474)
Weighted-average common shares outstanding:
Basic and diluted	4,562,738	4,512,422	4,471,130
Net loss per share, basic and diluted:	$(15.53)	$(26.26)	$(19.12)

As of December 31, 2024, 340,460 stock options and 79,913 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2023, 658,138 stock options and 47,194 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

As of December 31, 2022, 640,787 stock options and 31,043 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

18. Employee Benefit Plan

The Company’s defined contribution retirement plan complies with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan on the first day of the month after completing three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the month on or after the day all age and service requirements have been met. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual IRS limit. During the years ended December 31, 2024, 2023 and 2022, employer contributions to the plan were $339, $643, and $505, respectively.

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

The Company is also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the years ended December 31, 2024 and 2023, no milestone payments or royalties were paid to Enteris by the Company in relation to the Enteris License Agreement. During the year ended December 31, 2022, the Company paid $5,000 to Enteris for a milestone earned in relation to the Enteris License Agreement and as a result, the Company recognized $5,000 as R&D expense related to the Enteris License Agreement during this period.

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

In December 2023, the Company entered into an agreement with Patheon to reimburse Patheon approximately $1,700 for forecasted manufacturing commitments that are no longer needed due to the reduced demand expectations of KORSUVA in the United States, all of which had been paid as of December 31, 2024.

Restructuring Actions

In January 2024, the Company announced a workforce reduction of up to 50% of its employees in order to reduce its operating expenses and focus its efforts on development of oral difelikefalin in chronic pruritus associated with NP. In the first quarter of 2024, the Company recorded a pre-tax severance expense of $2,401, which was included within restructuring expenses on the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024.

In connection with the streamlined operating plan approved by the Board of Directors in June 2024 (see Note 1, Business), the Board of Directors also approved a second reduction in the Company’s workforce by approximately 70%, which the Company substantially completed by June 30, 2024. In the second quarter of 2024, the Company recorded a pre-tax severance expense of $2,581, which was included within restructuring expenses on the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024. In the third quarter of 2024, the Company recorded an additional pre-tax severance expense of $707, which was included within restructuring expenses on the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024. In the fourth quarter of 2024, the Company recorded a reversal of pre-tax severance expense that was determined not to be payable in the future. The remaining amounts to be paid as of December 31, 2024 are included within accounts payable and accrued expenses on the Consolidated Balance Sheet.

The details of activity related to the Company’s restructuring actions are as follows:

Total restructuring expense recorded during the year ended December 31, 2024	$5,689
Payments made during the year ended December 31, 2024	(5,515)
Reversal of restructuring provision during the year ended December 31, 2024	(124)
Remaining amount to be paid as of December 31, 2024	$50

Leases (Original Corporate Headquarters in 2015 & Amendment for Additional Space in 2020)

The Company’s original Stamford Lease and Lease Amendment for prior office space both terminated in December 2023. Lease expense for the Stamford Lease and Lease Amendment was recognized on a straight-line basis over the lease term of the Company’s prior lease agreements in Stamford, Connecticut. As a result, $1,624 of operating lease cost, or lease expense, was recognized for each of the years ended December 31, 2023 and 2022, respectively, consisting of $1,137 relating to R&D lease expense and $487 relating to G&A lease expense in each respective period.

Lease (New Corporate Headquarters in May 2023)

On May 11, 2023, the Company entered into the New Lease for the Company’s new principal executive offices. The initial term of the New Lease commenced on November 1, 2023, or the Commencement Date, and was set to expire on the last day of the calendar month in which occurs the tenth anniversary of the Rent Commencement Date, as defined below, or the Term.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In connection with the signing of the New Lease, the Company entered into a standby letter of credit agreement for $1,500 which served as a security deposit for the leased office space. This standby letter of credit was secured with restricted cash in a money market account (refer to Note 8, Restricted Cash).

The annual fixed rent rate under the New Lease was initially $1,300 (considered by the Company to be at market rate as of the signing of the New Lease), commencing on November 1, 2024, or the Rent Commencement Date, and was expected to increase 2.5% annually thereafter. The Company had expected to begin paying rent in November 2024.

The Company was also responsible for the payment of Additional Rent, as defined in the New Lease, including its share of the operating and tax expenses for the building. As a result, the New Lease contained both a lease (the right to use the asset) and a non-lease component (common area maintenance services) which were accounted for separately. The Company allocated the consideration to the lease and non-lease component on a relative standalone price basis.

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

On July 28, 2023, the Company recorded a lease liability and a ROU asset for the New Lease since it obtained control of the premises to begin work on its leasehold improvements prior to the Commencement Date. The initial lease liability of $6,672 was recorded as the sum of the present value of the future minimum lease payments over the term of the lease. Lease incentives of approximately $2,900 were not included within lease payments since the timing of these costs being incurred and reimbursed to the Company was uncertain, and they are neither paid nor payable as of July 28, 2023. These lease incentives reduced the lease liability and ROU asset by the costs incurred once the Company actually incurred the costs and the amounts qualified for reimbursement. The reduction to the lease liability was reversed once the Company was reimbursed for the qualified costs. The reduction to the ROU asset would be recognized prospectively over the remainder of the lease term. The ROU asset of $6,779 was initially recorded as the amount of the lease liability plus prepaid rent paid in May 2023. During the years ended December 31, 2024 and 2023, the Company was reimbursed $2,094 and $808 of qualified reimbursable lease incentives. As a result, there were no lease incentives remaining to be reimbursed to the Company as of December 31, 2024.

Beginning on July 28, 2023 and during the entire term of the New Lease, interest expense is calculated using the effective interest method and the ROU asset (including prepaid rent) will be amortized on a straight-line basis over the lease term, and both would be recorded as lease expense. As a result, lease expense of $766 and $524 for the New Lease was recorded for the years ended December 31, 2024 and 2023, consisting of $368 relating to R&D expense and $398 relating to G&A expense for the 2024 period, and $367 relating to R&D lease expense and $157 relating to G&A lease expense for the 2023 period.

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

The Company remeasured the lease liability to be $7,780 on the Modification Date and adjusted the amount of the ROU asset by the amount of the remeasurement of the lease liability. Also on September 26, 2024, the Company made a cash payment of $4,363 which reduced the lease liability to $3,417. This lease liability was relieved on November 1, 2024 when the Company transferred the leasehold improvements and furniture and fixtures on the termination date.

On September 30, 2024, the Company analyzed the recorded value of its ROU asset for impairment and determined that the carrying value was not recoverable. As a result, the Company recorded a full impairment charge of $4,274 on its ROU asset, which was included within the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024.

Other information related to the leases (terminated in November 2024 and December 2023) was as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$4,363	$1,992
ROU assets obtained in exchange for new operating lease liabilities	$—	$6,779
Remaining lease term - operating leases (years)	—	10.8
Discount rate - operating leases	—%	12.8%

There are no future minimum cash lease payments under the Assignment Agreements as of December 31, 2024 since the final cash lease payment was made in September 2024. There are no future non-cash lease payments under the Assignment Agreements as of December 31, 2024 since the final non-cash lease payment was made in November 2024.

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

21. Related Party Transactions

As of December 31, 2024, Vifor International owned 616,397, or 13.5%, of the Company’s common stock. CSL Vifor and its affiliates are considered related parties as of December 31, 2024, 2023 and 2022 (see Note 13, Collaboration and Licensing Agreements).

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2024 and 2023, amounts due from CSL Vifor of $407 and $2,765, respectively, which primarily related to its royalty payments earned from CSL Vifor for the 2024 period, and profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor, its commercial supply of KORSUVA injection to CSL Vifor, and royalty payments earned from CSL Vifor in the 2023 period, were included within accounts receivable, net – related party.

The Company’s collaborative revenue of $2,086, $12,397 and $16,572 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The Company also recorded an expense within other G&A expense for $1,639 during the year ended December 31, 2024 as a result of the negative profit share amount in the second and fourth quarters of 2024.

Sales of KORSUVA injection to CSL Vifor of $640, $5,843 and $10,223 were included within commercial supply revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The associated COGS for the Company’s commercial supply revenue from CSL Vifor was $620, $6,174, and $7,266 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company recorded $1,492 and $284 as other revenue from its royalty payments from CSL Vifor for the years ended December 31, 2024 and 2023.

22. Merger Agreement and Asset Sale

On December 17, 2024, following a comprehensive review of strategic alternatives, the Company entered into the Merger Agreement with Tvardi. The Merger was unanimously approved by the Company’s Board of Directors, and the Company’s Board of Directors resolved to recommend approval of the Merger Agreement to the Company’s stockholders. At the effective time of the Merger Agreement, the Company’s stockholders will continue to own and hold their then existing shares of the Company’s common stock. All outstanding and unexercised options to purchase shares of the Company’s common stock and outstanding Company restricted stock units will be accelerated, the restricted stock units will be net settled, and the options will remain outstanding in accordance with their terms, except that the post-termination exercise period shall not exceed 90 days.

Immediately following the Merger, the pre-Merger equity holders of the Company are expected to hold approximately 15.25% of the shares of the Company’s common stock, the pre-Merger equity holders of Tvardi are expected to hold approximately 72.21% of the shares of the Company’s common stock and the holders of Tvardi’s convertible notes are expected to hold approximately 12.54% of the shares of the Company’s common stock, in each case, on a fully diluted basis, and subject to certain assumptions described below. The expected post-Merger equity ownership split percentages are subject to adjustments, including based on the final exchange ratio and final amount of conversion shares from Tvardi’s convertible notes.

The closing of the Merger is subject to approval by the Company’s and Tvardi’s stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued with

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the transaction. Additionally, as a condition of the closing of the Merger, Tvardi must have received satisfactory evidence that the Asset Disposition will be consummated substantially concurrently with the closing of the Merger. Substantially concurrent with the completion of the Merger, the Company will be renamed “Tvardi Therapeutics, Inc.” and expects to trade on The Nasdaq Capital Market under the symbol “TVRD”. The Merger is expected to close in the first half of 2025.

If, for any reason, the Merger does not close, the Company’s Board of Directors may elect to, among other things, continue the business of the Company, attempt to continue to sell or otherwise dispose of the various assets of the Company, or dissolve and liquidate its assets. Additionally, if the Merger does not close, the Company will not issue shares of the Company’s common stock to the equity holders of Tvardi as merger consideration and Tvardi’s convertible notes will not be converted into shares of the Company’s common stock. Under certain circumstances, the Company may be obligated to pay Tvardi or Tvardi may be obligated to pay the Company a termination fee of $2,250 or reimburse certain expenses up to $750. If the Company decides to dissolve and liquidate its assets, the Company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims.

Also on December 17, 2024, in connection with the Merger Agreement, the Company and Cara Royalty Sub entered into the APA with Vifor Fresenius Medical Care Renal Pharma Ltd., pursuant to which, at the consummation of the Merger Agreement, the Company and Cara Royalty Sub entered into the Asset Disposition with CSL Vifor for a purchase price of $900 (subject to certain adjustments with respect to inventory). Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR have entered into a letter agreement with the Company providing that CSL Vifor and HCR will, subject to the satisfaction of conditions to closing under the APA, enter into an amended and restated purchase agreement to amend and replace the existing HCR Agreement, dated as of November 1, 2023, by and among Cara Royalty Sub and HCR. Upon entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor will be obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the original HCR Agreement) shall be terminated, and (iii) the Company shall have no further payment or other obligations to HCR under the original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, the Company has agreed to pay CSL Vifor $3,000 to compensate CSL Vifor for the estimated incremental future expenses to be incurred by CSL Vifor as a result of the transfer of the assets to be acquired and the liabilities to be assumed by it in connection with the Asset Disposition. The Asset Disposition is subject to certain closing conditions to closing, including either (i) the consummation of the Merger concurrently with the Asset Disposition or (ii) the receipt of the requisite stockholder approval needed to approve the Asset Disposition in the event that the Merger is terminated.

The Company’s future operations are highly dependent on the success of the Merger and the Asset Disposition, and there can be no assurances that the Merger and Asset Disposition will be successfully consummated. There can be no assurance that any transaction, including the Merger and the Asset Disposition, will be completed on terms favorable to the Company and its stockholders. If these transactions are unsuccessful, the Company’s Board of Directors may decide to pursue a dissolution and liquidation of the Company.

23. Subsequent Events

Nasdaq Continued Listing Rules

On January 14, 2025, based on the Compliance Plan (see Note 1, Business), which contemplates the closing of the proposed Merger between the Company and Tvardi, Nasdaq granted the Company an extension until May 19, 2025 to regain compliance with the Stockholders’ Equity Requirement.

CARA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Merger will constitute a “change of control” for purposes of Nasdaq’s listing rules and will require that the combined company comply with all applicable criteria for initial listing on the Nasdaq Capital Market, including a higher bid price requirement and higher Stockholders’ Equity Requirement. The parties intend to satisfy each of the applicable listing criteria upon completion of the proposed Merger such that the combined company will remain listed on the Nasdaq Capital Market.

On January 16, 2025, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the bid price requirement. The closing bid price of the Company’s common stock was at or above $1.00 per share for ten consecutive business days, and Nasdaq considers the matter closed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on the assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our current executive officers and directors as of January 15, 2025.

Name	Age	Position(s)
Executive Officers
Christopher Posner	55	President, Chief Executive Officer and Director
Ryan Maynard	55	Chief Financial Officer
Scott M. Terrillion	62	General Counsel, Secretary and Chief Compliance Officer

Non-Employee Directors
Martin Vogelbaum (1)(2)(3)	61	Chair of the Board of Directors
Jeffrey L. Ives, Ph.D. (1)(2)(3)	73	Director
Susan Shiff, Ph.D. (2)(3)	63	Director
Lisa von Moltke, M.D.(3)	66	Director
Helen M. Boudreau (1)	58	Director

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Executive Officers

Christopher Posner has served as our President and Chief Executive Officer since November 2021 and has served as a member of our Board since August 2018. From July 2017 to October 2021, he served as the Chief Executive Officer of LEO Pharma, Inc. US, a subsidiary of LEO Pharma A/S, a global healthcare company specializing in dermatology and critical care, including such conditions as psoriasis and atopic dermatitis. Mr. Posner served as a director of Zevra Therapeutics, Inc. (formerly KemPharm, Inc.), a publicly traded rare disease therapeutics company, from November 2022 through April 2023. Mr. Posner holds an M.B.A. from Fuqua School of Business, Duke University and a B.A. in Economics from Villanova University.

His extensive experience in global pharmaceutical management, sales and products provides him with the qualifications to serve on our Board.

Ryan Maynard has served as our Chief Financial Officer since September 2022. Prior to joining Cara, Mr. Maynard served as the Chief Financial Officer of LetsGetChecked, a global healthcare solutions company, from October 2019 to March 2022. Mr. Maynard previously served as the Chief Financial Officer of Blade Therapeutics, Inc., a privately held biotechnology company, from February 2018 to June 2019. Mr. Maynard started his career at Ernst & Young, LLP where he earned his CPA. Mr. Maynard has been a member of the Board of Directors of Iovance Biotherapeutics since February 2015. Mr. Maynard earned his B.S. in Commerce - Accounting from Santa Clara University.

Scott M. Terrillion has served as our General Counsel, Secretary and Chief Compliance Officer since November 2016. Mr. Terrillion received his B.S. in Pharmacy from the Albany College of Pharmacy and Health Sciences and a Juris Doctor, magna cum laude, from Albany Law School. He is a member of the New York bar and authorized house counsel in Connecticut.

Non-Employee Directors

Martin Vogelbaum has served as a member of our Board since July 2010, and Chairperson of our Board since June 2022. He currently serves as Managing Partner of Inning One Ventures, an early stage life sciences venture capital firm. He also serves as Chief Executive Officer and a director of Ajax Therapeutics, a private oncology company, and as Managing Director of Syno Capital, a global healthcare investment firm. Mr. Vogelbaum received his A.B. in biology and history from Columbia University.

Mr. Vogelbaum’s experience in the life sciences industry as a venture capitalist provides him with the qualifications and skills to serve on our Board.

Lisa von Moltke, M.D. has served as a member of our Board since November 2022. She is currently EVP, Chief Medical Officer at Seres Therapeutics, a publicly traded commercial-stage company developing novel microbiome therapeutics for serious diseases, a position she has held since April 2020. Previously, she served in various roles of increasing seniority at Alkermes plc, a publicly traded biopharmaceutical company, from June 2015 to March 2020, including most recently as SVP, Head of Clinical Development from June 2018 to March 2020. Dr. von Moltke earned a B.A. at Wellesley College and her M.D. from Michigan State University, College of Human Medicine.

Dr. von Moltke’s extensive clinical development and pharmacology expertise provide her with the qualifications and skills to serve on our Board.

Jeffrey L. Ives, Ph.D. has served as a member of our Board since July 2014. Dr. Ives currently is an advisor to Access Biotechnology, a healthcare technology venture firm, and a Principal at NeuroPharma Advisors, LLC, an advisory group focused on companies developing therapeutics for the central nervous system. Dr. Ives also serves as a board member for Acumen Pharmaceuticals, a public clinical-stage biopharmaceutical company, a position he has held since May 2014. Previously, Dr. Ives served as a Venture Partner at New Leaf Venture Partners from January 2017 to March 2021. Dr. Ives received his Doctorate and Master degrees from Yale University and received his bachelor of arts degree from Colgate University.

His extensive experience leading research and drug development provides him with the qualifications to serve on our Board.

Susan Shiff, Ph.D. has served as a member of our Board since June 2020. Dr. Shiff serves as Chief Executive Officer of Huma.ai, a privately held health technology company, a position she has held since July 2024. From July 2023 to July 2024, Dr. Shiff provided consulting services to life sciences companies through her business Susan Shiff Consulting, LLC. Previously, she served as President and Chief Executive Officer from March 2021 to July 2023 of Ontada LLC, a US provider technology, real world data and insights, and education company. From June 2014 to March 2021, she was a Senior Vice President at Merck & Co and Head of the Center for Observational and Real-World Evidence, an organization that lead the measurement and communication of the value of medicines and vaccines worldwide. She holds an M.B.A. from Cornell University and a Ph.D. from the University of California at Los Angeles.

Her extensive experience in the pharmaceutical industry as a leader in the development and implementation of evidence, access, and pricing strategies for products globally provides her with the qualifications to serve on our Board.

Helen M. Boudreau has served as a member of our Board since August 2023. Currently, Ms. Boudreau, serves as Managing Director at Estuary Ventures LLC, a board and advisory services company. From June 2018 to July 2019, she served as Chief Operating Officer of the Bill & Melinda Gates Medical Research Institute, a non-profit biotechnology company. Ms. Boudreau currently serves as a board member of Premier, Inc., a publicly traded healthcare improvement company, Shattuck Labs Inc., a publicly traded biotechnology company, and Rallybio Corp, a publicly traded biopharmaceutical company, positions she has held since June 2020, July 2020 and September 2020, respectively. Ms. Boudreau also previously served on the board of directors of Reunion Neuroscience, Inc., a biopharmaceutical company that was publicly traded prior to its acquisition by MPM BioImpact, from April 2020 to August 2023 and Evaxion Biotech A/S, a publicly traded AI-immunology platform company, from June 2020 to May 2021. Ms. Boudreau earned a B.A. in Economics from the University of Maryland and an M.B.A. from the Darden Graduate School of Business at the

University of Virginia. Ms. Boudreau is Directorship Certified® by the National Association of Corporate Directors (“NACD”) and earned the CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University Software Engineering Institute and NACD.

Her extensive experience in the biotechnology industry as a leader in corporate strategy and financial management provides her with the qualifications to serve on our Board.

Number and Terms of Directors

Our Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The Board presently has six members. The biographies of each of directors are set forth above, including the offices held and other business directorships of each director. Each of the biographies highlights specific experience, qualifications, attributes, and skills that led us to conclude that such person should serve as a director. The directors are divided among the three classes as follows:

•	The Class I directors are Susan Shiff, Ph.D. and Helen M. Boudreau, and their terms will expire at our 2027 annual meeting of stockholders;
•	The Class II directors are Jeffrey L. Ives, Ph.D., and Christopher Posner, and their terms will expire at our 2025 annual meeting of stockholders; and
•	The Class III directors are Martin Vogelbaum and Lisa von Moltke, M.D., and their terms will expire at our 2026 annual meeting of stockholders.

We believe that, as a whole, our Board possesses the requisite skills and characteristics, leadership traits, work ethic, and independence to provide effective oversight. No director or executive officer is related by blood, marriage, or adoption to any other director or executive officer. No arrangements or understandings exist between any director and any other person pursuant to which such person was selected as a director or nominee.

Independence of the Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent auditors, the Board has affirmatively determined that all of the members of the Board, other than Mr. Posner, our President and Chief Executive Officer, are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that none of the independent directors had a material or other disqualifying relationship with the Company.

Board Leadership Structure

The Board is led by Mr. Vogelbaum as Chairperson. Mr. Vogelbaum is an independent director. The Chairperson has authority, among other things, to establish the agenda for meetings of the independent directors of the Board and to preside over meetings of the independent directors and any portions of the meetings of the Board evaluating the performance of the Board. Our management believes that this governance structure creates an environment that is conducive to objective evaluation and independent oversight, thereby improving the effectiveness of the Board as a whole.

Role of the Board of Directors in Risk Oversight

One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Board is also focused on emerging risks, as well as risk mitigation strategies. The Audit Committee of the Board has the responsibility to consider and discuss, with management and the Company’s independent auditors, our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, as well as cyber-security risk, in addition to oversight of the Company’s internal control over financial reporting and disclosure controls and procedures. The Nominating and Corporate Governance Committee of the Board monitors the effectiveness of our corporate governance guidelines, and periodically reviews, assesses and recommends any changes deemed appropriate. The Compensation Committee of the Board assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Meetings of the Board of Directors

The Board met in person or telephonically a total of 14 times during the year ended December 31, 2024. Each Board member attended 75% or more of the aggregate number of meetings of the Board and committees of the Board on which he or she served during 2024 held during the period for which he or she was a director or committee member.

All of the directors serving at the time attended the 2024 Annual Meeting of Stockholders.

Information Regarding Committees of the Board of Directors

Our Board has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these standing committees has a written charter approved by the Board that reflects applicable standards and requirements adopted by the SEC and Nasdaq. A copy of each charter is available to stockholders on our website at www.caratherapeutics.com in the Investors section under Corporate Governance.

The following table provides membership and meeting information for the year ended December 31, 2024 for each committee of our Board:

Nominating
and Corporate
Name	Audit	Compensation	Governance
Jeffrey L. Ives, Ph.D.	X	X	X
Martin Vogelbaum	X	X*	X*
Susan Shiff, Ph.D.		X	X
Lisa von Moltke, M.D.			X
Helen M. Boudreau	X*
Total meetings during 2024	5	2	1

* Committee Chairperson

Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. The committees periodically review their charters and assess their own performance. In addition, the Nominating and Corporate Governance Committee periodically reviews the performance of the Board, including Board committees, and management, and makes recommendations to the Board and management, as applicable, for areas of improvement as it deems appropriate.

Below is a description of each committee of the Board.

Audit Committee

The Audit Committee is composed of three directors: Ms. Boudreau (Chair), Dr. Ives and Mr. Vogelbaum. The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee of the Board are independent, as defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act, and that each such member meets the financial literacy requirements of Nasdaq.

The Board has also determined that Ms. Boudreau qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Ms. Boudreau’s level of knowledge and experience based on a number of factors, including her formal education and experience as chief financial officer for a public reporting company.

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of our financial statements.

For this purpose, the Audit Committee performs several functions:

•	evaluate the performance of and assesses the qualifications of the independent auditors;

•	determine and approve the engagement of the independent auditors;

•	determine whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;

•	review and approve the retention of the independent auditors to perform any proposed permissible non-audit services;

•	monitor the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law;

•	review and approve or reject transactions between the Company and any related persons;

•

confer with management and the independent auditors regarding the effectiveness of internal controls over financial reporting, the objectivity of the Company’s financial reporting and the Company’s accounting policies and practices;

•

establish procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•

meet to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Compensation Committee

The Compensation Committee is composed of three directors: Mr. Vogelbaum (Chair), Dr. Ives, and Dr. Shiff. All members of the Compensation Committee of the Board are independent, as defined in Rule 5605(d) (2) of the Nasdaq listing standards, are non-employee directors as defined in Rule 16b-3 under the Exchange Act.

The Compensation Committee of the Board acts on behalf of the Board to review, approve and oversee the Company’s compensation strategy, policies, plans and programs, including:

•

establishment of corporate and individual performance objectives relevant to the compensation, including incentive-based and equity-based compensation, of the Company’s Chief Executive Officer and evaluation of performance in light of these stated objectives;

•	review and approval of the corporate and individual performance objectives of the Company’s other executive officers;

•	review and approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of the Company’s Chief Executive Officer;

•	setting the compensation of the Company’s other executive officers and directors based in part on recommendations of the Chief Executive Officer;

•	administration of the Company’s equity compensation plans, 401(k) plan, and other similar plans and programs;

•

preparing a compensation committee report on executive compensation as may be required from time to time to be included in the Company’s annual proxy statements or annual reports on Form 10-K filed with the SEC;

•

reviewing and discussing with management the Company’s Compensation Discussion and Analysis that the Company may be required from time to time to include in proxy statements and other SEC filings and considers whether to recommend that it be included in such filings; and

•

overseeing risk management of our compensation programs, policies and practices, including an annual review of our programs to ensure that they are not reasonably likely to incentivize employee behavior that would result in any material adverse risk to the Company.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets at least quarterly and with greater frequency as necessary. The Compensation Committee also acts periodically by unanimous written consent in lieu of a formal meeting. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with management. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation.

The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration certain factors prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

During the past fiscal year, after taking into consideration the factors prescribed by the SEC and Nasdaq described above, the Compensation Committee engaged Aon plc. (“Aon”) as Cara’s compensation consultant. The Compensation Committee requested that Aon:

•	review the Company’s existing compensation strategy and practices in supporting and reinforcing the Company’s long-term strategic goals; and

•	assist in refining the Company’s compensation strategy and in developing and implementing executive and director compensation programs to execute that strategy.

As part of its engagement, Aon was requested by the Compensation Committee to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. Aon ultimately developed recommendations that were presented to the Compensation Committee for its consideration. Historically, the Compensation Committee has determined most bonus awards and established new performance objectives at one or more meetings held during the first quarter of the year and has made significant adjustments to annual compensation and equity awards periodically, as events warrant. The Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, periodically throughout the year.

Generally, the Compensation Committee’s executive compensation process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, if any, including analyses of executive and director compensation paid at other companies identified by the consultant.

Compensation and Risk Management

Our Compensation Committee, our compensation consultant, and our management team each play a role in evaluating and mitigating potential risks associated with our compensation plans, practices, and policies. Our management, with input from our compensation consultant, has performed a compensation risk assessment and concluded that our compensation policies and practices, taken as a whole, are not reasonably likely to have a material adverse effect on the Company. In particular, we considered compensation program attributes that help to mitigate risk, including, for example:

•	the mix of cash and equity compensation;

•	a balance of short and long-term incentive plan designs with multiple performance measures;

•	our formal policies for equity administration;

•	our insider trading policy, which prohibits short sales, hedging or similar transactions, derivatives trading and pledging Cara securities as collateral for margin loans; and

•	the oversight of an independent Compensation Committee.

The Compensation Committee has reviewed this risk assessment and agreed with the conclusions.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of four directors: Mr. Vogelbaum (Chair), Dr. Ives, Dr. Shiff, and Dr. von Moltke each of whom is independent, as defined in Rule 5605(a)(2) of the Nasdaq listing standards.

The Nominating and Corporate Governance Committee of the Board is responsible for assessing the need for new directors, identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors’ performance, participation and qualifications, recommending to the Board candidates for selection to the Board, making recommendations to the Board regarding the membership of the committees of the Board, monitoring the quality of the relationship between management and the Board, annually assessing the performance of the Board, and developing and monitoring a set of corporate governance principles for the Company.

Director Nomination Process

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age, having the highest professional and personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, conducted annually. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. In evaluating the composition of the Board and new director candidates, the Nominating and Corporate Governance Committee typically considers diversity, age, skills, and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee will consider properly submitted stockholder recommendations for director candidates. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: Cara Therapeutics, Inc 400 Atlantic Street, Suite 500 Stamford, CT 06901, Attention: Board of Directors, at least 120 days prior to the anniversary date of the mailing of the Company’s proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name, age and address of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Stockholders are also advised to review the Bylaws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.

Stockholder Communications with the Board of Directors

The Board has adopted a formal process by which stockholders may communicate with the Board or any of our directors. Stockholders wishing to communicate with the Board or an individual director may send a written communication to the Board or such director c/o Cara Therapeutics, Inc., 400 Atlantic Street, Suite 500, Stamford, CT 06901, Attn: Secretary.

Each communication must set forth:

●	the name and address of the stockholder on whose behalf the communication is sent; and

•	the number and class of shares of the Company that are owned beneficially by such stockholder as of the date of the communication.

The Secretary will review each communication. The Secretary will forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the Secretary shall discard the communication.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers. The Code of Business Conduct and Ethics provides a framework for sound ethical business decisions and sets forth our expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business ethics. Our Code of Business Conduct and Ethics is available on our website at www.caratherapeutics.com in the Investors section under Corporate Governance. If the Company ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed at www.caratherapeutics.com in the Investors section under Corporate Governance.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K for our fiscal year ended December 31, 2024. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2024, consisting of our principal executive officer and the next two most highly compensated executive officers who were serving in such capacity as of December 31, 2024, were:

●	Christopher Posner, our President, Chief Executive Officer and Director

●	Ryan Maynard, our Chief Financial Officer

●	Scott M. Terrillion, our General Counsel, Secretary and Chief Compliance Officer

Compensation Mix

We have a pay-for-performance focused executive compensation philosophy. We believe that compensation should be designed to drive company performance to increase stockholder value. We seek to achieve this by using different elements of compensation and a market-based approach to attract, retain and motivate a high-performing team of executive officers and by aligning most of the compensation of each of our executives with Cara’s short- and long-term performance, as well as each such executive’s individual contributions. We believe that it is important that performance- and equity-based compensation comprise a substantial portion of the total compensation of each of our executives in order to align our executives’ interests with those of our stockholders.

Clawback Policy

The Company adopted an incentive compensation clawback policy on November 28, 2023 that complies with SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and related stock exchange listing rules.

2024 Summary Compensation Table

The following table sets forth information regarding all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal year ended December 31, 2024.

				Non-equity
			Option	incentive plan	All other
		Salary	awards	compensation	compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Christopher Posner	2024	728,000	326,800	—	11,079	1,065,879
President and Chief Executive Officer	2023	728,000	1,769,000	414,960	10,509	2,922,469
Ryan Maynard	2024	478,400	117,800	—	11,079	607,279
Chief Financial Officer	2023	478,400	573,156	181,792	10,509	1,243,857
Scott Terrillion(4)	2024	463,840	117,800	—	11,217	592,857
General Counsel, Secretary and Chief Compliance Officer
(1)

Amounts reflect the grant date fair value of each option award granted, calculated in accordance with ASC 718. The amounts reflected for 2024 consist of stock options that contained performance conditions and assumes achievement of full performance and excludes the effect of forfeitures. See Performance-based Stock Options below. All of the option awards reported in the table above were granted under our 2014 Plan and had a term of ten years from the date of grant. The assumptions we use in calculating the grant date fair value of stock options are substantially similar to those set forth in Note 15 to our audited financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K. This amount does not reflect dollar amounts actually received by the executive officer or the economic value that may be received by the executive officer upon stock option exercise or any sale of the underlying shares of common stock. The performance conditions of the stock options granted in 2024 were not achieved and, accordingly, all of these stock options were forfeited.

(2)

Amounts reflect annual performance-based cash bonus awards earned by each applicable executive officer based on the Compensation Committee’s assessment of our performance against corporate objectives determined by the Compensation Committee which were communicated to such officer around the beginning of the fiscal year. For 2023, the annual cash incentive bonuses were based on our achievement of clinical, regulatory, financial and operational objectives. For 2024, the corporate performance objectives have not yet been met and, accordingly, no cash bonuses have been earned for 2024.

(3)

Amounts reflect for 2024: (a) for Mr. Posner, $10,350 for 401(k) Plan safe harbor contribution, and $729 of life insurance premiums; (b) for Mr. Maynard $10,350 for 401(k) Plan safe harbor contribution, and $729 in life insurance premiums, and (c) for Mr. Terrillion, $10,350 for 401(k) Plan safe harbor contribution, and $867 of life insurance premiums.

(4)	Mr. Terrillion was not a named executive officer for 2023 and, accordingly, compensation information for Mr. Terrillion for 2023 is not included in the summary compensation table.

Narrative Disclosure to 2024 Summary Compensation Table

Executive Compensation Elements

The primary elements of our executive compensation program for 2024 were:

●	base salary

●	annual performance-based cash compensation

●	equity incentive awards; and

●	severance and change in control benefits.

In addition to these primary elements of executive compensation, we also offer our executive officers broad-based health and welfare benefits and 401(k) plan benefits consistent with the benefits we provide to our other full-time, salaried employees.

Base Salary

Base salary represents the fixed portion of the compensation of our executive officers, including our named executive officers, and is an important element of compensation intended to attract and retain highly-talented individuals. The purpose of base salary is to provide compensation at a level consistent with competitive practices, reflective of the role, responsibilities, skills, experience and performance of our executive officers. The Compensation Committee’s decisions on base salary levels for the named executive officers are primarily based on our review of competitive market information for comparable positions, the executive’s performance of his or her duties, criticality of the executive’s role to the execution of our corporate goals and the executive’s potential to impact future business results. Base salary is the only element of compensation that is fixed; the remainder and majority of each executive officer’s potential compensation is composed of variable compensation that is designed to incentivize shorter-term (annual) or longer-term performance.

With respect to the fiscal year 2024, in February 2024 the Compensation Committee reviewed and evaluated base salaries of our executive officers and determined that 2024 base salaries would remain at the 2023 levels of $728,000, $478,400 and $463,840 for Mr. Posner, Mr. Maynard and Mr. Terrillion, respectively.

Annual Performance-Based Cash Compensation

Pursuant to our executive bonus plan, each executive officer is eligible to receive a target bonus determined as a percentage of his or her annual base salary. Annual performance-based cash compensation is variable and our purpose is to motivate and reward our executive officers for achievement of annual goals and align management and stockholder interests by linking pay and performance. Our Compensation Committee determines these target bonus percentages for each executive officer position primarily based on the range of target bonus percentages for similar positions at peer companies. Our Compensation Committee periodically reviews and evaluates each executive officer’s target bonus percentage. The target bonus percentages for our named executive officers are as follows:

Target
Named Executive Officer	Bonus %
Christopher Posner	60%
Ryan Maynard	40%
Scott Terrillion	40%

In August 2024, the Compensation Committee established a predefined performance objective for our named executive officers, which provides that 100% of the target bonus for each named executive officer is payable if we enter into a definitive agreement for a merger transaction on or before March 31, 2025, which has now occurred, with the payment of the bonus conditioned on the closing of the merger. The actual performance-based bonus paid, if any, will be calculated by multiplying the executive’s annual base salary, target bonus percentage and percentage achievement of the performance objectives.

Equity Incentive Awards

We use equity awards to motivate our executive officers, including the named executive officers, to increase the long-term value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders. These equity awards are intended to further our success by ensuring that sustainable value creation is a key factor in our executive officers’ management of our business.

The size and form of these equity awards is determined by the Compensation Committee in our discretion. As described below, in 2024, we granted equity awards in the form of performance-based stock options to our named executive officers as part of our long-term incentive compensation program. In prior years, the Compensation Committee also granted a portion of the annual equity awards in the form of service-based stock options, time-based RSUs and performance-based RSUs. However, in 2024, the Compensation Committee elected not to issue RSUs or service-based options, but rather to grant exclusively performance-based stock options in order to further incentivize our executive officers to focus on corporate performance objectives.

Performance-based Stock Options.

The Compensation Committee elected to use performance-based stock options covering shares of our common stock as long-term incentives because they reward our executive officers for the achievement of corporate objectives, which aligns the interests of management with our stockholders by rewarding them upon the Company’s achievement of value-creating milestones.

Annual Equity Awards

The annual equity grants to our named executive officers are evaluated and approved by the Compensation Committee in the context of each named executive officer’s total compensation and take into account the market data provided by compensation consultants in addition to the individual officer’s responsibilities and performance. The Compensation Committee also takes into account the recommendations of the Chief Executive Officer with respect to appropriate grants (other than for the Chief Executive Officer) and any particular individual circumstances.

2024 Stock Option Awards

In March 2024, the Compensation Committee approved the following performance-based stock option grants to our named executive officers as part of our annual executive compensation review process, at a per share exercise price equal to the fair market value of a share of our common stock on the grant date. Each of the performance-based stock options were to vest upon us meeting certain specified development and regulatory milestones related to our clinical program in NP and financial milestones. In June 2024, we discontinued our clinical program in NP and announced it was streamlining our operating plan exploring strategic alternatives focused on maximizing shareholder value. Because the performance milestones of these stock options were not achieved, the options were forfeited.

Performance-based
Stock Option
Named Executive Officer	Grant (# shares)(1)
Christopher Posner	35,833
Ryan Maynard	12,917
Scott Terrillion	12,917
(1)	The number of shares subject to the options as set forth in the table above give effect to a one-for-12 reverse stock split of our common stock, which was effected in December 2024.

Employment Agreements with Named Executive Officers

Christopher Posner

We are party to an executive employment agreement with Mr. Posner that was entered into in October 2021. The agreement provides for an initial annual base salary and target bonus. Mr. Posner’s salary and target bonus for 2024 are discussed above. The employment agreement also provides for participation in our employee benefit plans and programs, and reimbursement for reasonable business expenses in accordance with Our standard expense reimbursement policy.

Ryan Maynard

Under Ryan Maynard’s offer letter entered into in August 2022, Mr. Maynard serves as our Chief Financial Officer. Mr. Maynard’s salary and target bonus for 2024 are discussed above. Mr. Maynard is also eligible to participate in our employee benefit plans and programs, and to receive reimbursement for reasonable business expenses in accordance with our standard expense reimbursement policy.

Scott Terrillion

Under an offer letter entered into in October 2016, Mr. Terrillion serves as our General Counsel. Mr. Terrillion’s salary and target bonus for 2024 are discussed above. In addition to the salary and bonus, Mr. Terrillion is also eligible to participate in our employee benefits plans and programs, and to receive reimbursement for reasonable business expenses in accordance with our standard expense reimbursement policy.

Severance and Change in Control Benefits

We have entered into participation agreements with each of Mr. Maynard and Mr. Terrillion with respect to the Severance Plan that our Board approved in October 2021 upon the recommendation of the Compensation Committee (Severance Plan).

The Severance Plan provides for certain severance benefits for each of our employees who (i) is the Chief Executive Officer or has been designated by the Board or Compensation Committee to participate in the Severance Plan, (ii) has executed our standard confidentially and inventions assignment agreement, and (iii) has timely and properly executed and delivered a participation agreement to us (each, a Covered Employee) in the event the Covered Employee’s employment is terminated by us without Cause or the Covered Employee resigns for Good Reason (each such term as defined in the Severance Plan), so long as, in either case, such termination is not due to the Covered Employee’s death or disability (any such termination, a Covered Termination).

Mr. Maynard and Mr. Terrillion are both Covered Employees under the Severance Plan. In the event of a Covered Termination outside of the Change in Control Period (as defined below), each such individual will be eligible to receive:

(a)	cash severance in an amount equal to the Covered Employee’s base salary for nine months;
(b)	a prorated portion of the Covered Employee’s target annual bonus (if any), for the year in which the Covered Termination occurs; and
(c)

payment of the applicable premiums for the Covered Employee and the Covered Employee’s eligible dependents to continue coverage under COBRA following the date of the Covered Termination for up to nine months.

If a Covered Termination occurs within the Change in Control Period, then each such individual will be eligible to receive the following enhanced severance benefits:

(a)

the base salary and COBRA severance described in clauses (a) and (c) above, except the amount of the base salary severance and duration of the COBRA severance will be calculated based on a 12-month period;

(b)	a cash amount equal to the Covered Employee’s target annual bonus for the year of the Covered Termination; and
(c)

each of the Covered Employee’s then-outstanding equity awards subject to time-based vesting will accelerate and vest as to all unvested shares subject to the equity award. The Covered Employee must timely execute, deliver to us and allow to become effective a general release of claims, to be eligible for any of the severance benefits described above. The Severance Plan contains certain covenants regarding confidential information and non-disparagement.

Mr. Posner does not currently participate in the Severance Plan and instead is eligible for severance benefits under his executive employment agreement. Under the terms of his agreement, upon execution and effectiveness of a general release of claims, Mr. Posner will be entitled to severance payments if we terminate his employment without Cause (as defined in the executive employment agreement), or if he resigns his employment with us for Good Reason (as defined in the executive employment agreement).

If such termination occurs other than during the 12 month period following a Change in Control (as defined in the executive employment agreement), Mr. Posner will be eligible to receive the following enhanced severance benefits:

(a)	an amount equal to 12 months of continued base salary, payable on our regular payroll dates;
(b)	payment of applicable COBRA premiums for up to 12 months following termination;
(c)	a lump-sum payment equal to his target bonus, pro-rated for the portion of the year he was employed; and

(d) 12 additional months of equity vesting.

If such termination occurs during the 12 month period following a Change in Control, Mr. Posner will be eligible to receive the following enhanced severance benefits:

(a)	an amount equal to 18 months of continued base salary, payable on our regular payroll dates;
(b)	payment of applicable COBRA premiums for up to 18 months following termination;

(c) a lump-sum payment equal to 1.5 times his target bonus; and

(d)

to the extent Mr. Posner’s equity awards have been continued, assumed, or substituted by the surviving entity in the Change in Control, then the equity awards will accelerate and vest in full effective as of his termination or resignation.

Outstanding Equity Awards at 2024 Fiscal-Year End

The following table shows certain information regarding outstanding equity awards held by our named executive officers at December 31, 2024.

		Option Awards					Stock Awards
		Number of	Number of				Number of		Market
		securities	securities				shares or		value of
		underlying	underlying				units of		Shares or
		unexercised	unexercised		Option		stock		Units of
		options	options		exercise	Option	that have		stock that
	Grant	(#)	(#)		price	expiration	not vested		have not vested
Name	date	exercisable	unexercisable		($)	date	(#)(1)		($)(2)
	8/2/2018	2,916	—		215.28	8/2/2028	—		—
	6/4/2019	750	—		245.64	6/4/2029	—		—
Christopher Posner	6/4/2020	900	—		187.44	6/4/2030	—		—
President and Chief	6/3/2021	900	—		156.72	6/3/2031	—		—
Executive Officer	10/29/2021	35,373	11,793	(3)	201.96	10/29/2031	2,956	(4)	18,090.72
	2/25/2022	7,142	2,940	(5)	125.52	2/25/2032	1,083	(6)	6,627.96
	3/1/2023	9,114	11,718	(5)	120.72	3/1/2033	—		—
Ryan Maynard	9/12/2022	10,546	8,203	(7)	129.00	9/12/2032	—		—
Chief Financial Officer	3/1/2023	2,953	3,796	(5)	120.72	3/1/2033	—		—
	11/28/2016	11,250	—		110.64	11/28/2026	—		—
	3/9/2018	3,874	—		172.68	3/9/2028	—		—
Scott Terrillion	3/6/2019	6,249	—		193.20	3/6/2029	—		—
General Counsel,	2/24/2020	2,666	—		196.32	2/24/2030	—		—
Secretary and Chief	3/30/2021	2,499	167	(5)	247.08	3/30/2031	—		—
Compliance Officer	2/25/2022	2,361	971	(5)	125.52	2/25/2032	555	(6)	3,396.60
	3/1/2023	2,953	3,796	(5)	120.72	3/1/2033	—		—
(1)	Awards in this column consist of time-based RSUs that were unvested as of December 31, 2024.
(2)	The market value is based on the closing price of our common stock as of December 31, 2024 of $6.12 per share.
(3)

25% of the shares underlying the option vested on the first anniversary of the date of grant, with the remainder vesting in 12 equal quarterly installments thereafter, subject to the named executive officer’s continuous service through each such date.

(4)	These time-based RSUs will vest in 12 equal quarterly installments through October 29, 2025, subject to the named executive officer’s continuous service as of each vesting date.
(5)	Shares underlying these stock options vest monthly over a four-year period from the grant date, subject to the named executive officer’s continuous service through each such date.
(6)

These time-based RSUs vest in three equal annual installments on the first, second and third anniversary following date of the grant, subject to the named executive officer’s continuous employment with the Company.

(7)

Shares underlying these stock options vest over a four-year period as follows: 25% of the shares underlying the option vest on the first anniversary of the date of grant, with the remainder vesting in equal monthly installments over the 36 months thereafter, subject to the named executive officer’s continuous service through each such date.

401(k) Plan

We maintain the Cara Therapeutics Savings and Retirement 401(k) Plan, or the 401(k) Plan, a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. All employees over the age of 21 are eligible to participate in the plan at the beginning of the month after three consecutive months of service. Employees are able to defer a portion of their pay into the plan on the first day of the quarter on or after the day all age and service requirements have been met. All eligible employees receive an employer contribution equal to 3% of their salary up to the annual Internal Revenue Code limit. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Contributions that we may make are immediately and fully vested; employees are immediately and fully vested in their contributions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan and all contributions are deductible by us when made.

Director Compensation

The following table shows certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2024:

	Fees earned
	or paid in	Stock	Option
	cash(1)	awards(2)(3)	awards(2)(3)	Total
Director	($)	($)	($)	($)
Jeffrey L. Ives, Ph.D.	72,500	100,000	100,000	$272,500
Martin Vogelbaum	120,000	200,000	200,000	$520,000
Lisa von Moltke	55,000	100,000	100,000	$255,000
Susan Shiff, Ph.D.	62,500	100,000	100,000	$262,500
Helen M. Boudreau	70,000	100,000	100,000	$270,000
(1)	Amounts reflect the annual fees paid to all non-employee directors for their service on the Board, including for their committee membership and service as Lead Independent Director or Chair of a committee, under our non-employee director compensation policy, as described below in more detail.
(2)	Amounts reflect the aggregate grant date fair value of options and stock awards granted during 2024 calculated in accordance with ASC Topic 718. The assumptions we use in calculating the grant date fair value of stock options are substantially similar to those set forth in Note 15 to our audited financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on 10-K. These amounts do not reflect the actual economic value that may be realized by the non-employee director.
(3)	The following table sets forth the aggregate number of unvested RSUs and the aggregate number of shares underlying stock options held by our non-employee directors held as of December 31, 2024 by each non-employee director who was serving as of December 31, 2024:

		Number of Shares
		Underlying
Director	RSUs	Options
Jeffrey L. Ives, Ph.D.	12,553	26,712
Martin Vogelbaum	25,107	52,300
Lisa von Moltke	12,553	23,816
Susan Shiff, Ph.D.	12,553	25,478
Helen M. Boudreau	12,553	29,228

Mr. Posner is also a member of our Board but does not receive any additional compensation for his service as a director. Mr. Posner’s compensation as an executive officer is set forth above under “Executive Compensation.”

The Board has adopted a non-employee director compensation policy. Under our non-employee director compensation policy, we pay each of our non-employee directors a cash retainer for service on the Board and for service on each committee on which the director is a member. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on the Board. The retainers paid during 2024 to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member were as follows:

	Member	Chairperson / Lead
	Annual	Independent
	Service	Director and Committee Chair
	Retainer	Annual Service Retainer
Board of Directors	$50,000	$85,000
Audit Committee	10,000	20,000
Compensation Committee	7,500	15,000
Nominating and Corporate Governance Committee	5,000	10,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending the Board and committee meetings.

Under the terms of the policy, our non-employee directors are also entitled to the following equity compensation:

●	Upon initial election to the Board, a stock option having a Black-Scholes value of $350,000, with an exercise price equal to the fair market value of our common stock on the date of grant, with such option vesting over three years in 12 equal quarterly installments, subject to the director’s continued service as a director through each such vesting date.

●	On the date of each annual meeting of stockholders, (1) a stock option with a Black-Scholes value of $100,000 (or in the case of the Chairperson of the Board or Lead Independent Director, $200,000) with an exercise price equal to the fair market value of our common stock on the date of grant and (2) RSU grant with a grant date fair value of $100,000 (or in the case of the Chairperson of the Board or Lead Independent Director, $200,000), with each such equity award vesting on the earlier of the first-year anniversary of the date of grant and our next annual meeting of stockholders, subject to the director’s continued service as a director through such vesting date.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we have granted stock options to our employees, including the named executive officers. Historically, we granted new-hire option awards on or soon after a new hire’s employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants were approved by the Compensation Committee prior to the grant date. Also, non-employee directors receive automatic grants of initial and annual equity awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of our stockholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Director Compensation” above. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information, or MNPI, about our company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our company’s public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

The following table sets forth information relating to the grant of stock options close in time to the filing of certain SEC reports.

Grant of Stock Options Close in Time to the Filing of Certain SEC Reports

					% Change in
					the closing
					market price
					of securities
		Number of securities			underlying
Name	Grant Date	underlying the award (1)	Exercise Price (1)	Grant Date Fair Value (2)	the award (3)
Christopher Posner	March 6, 2024	35,833	$11.88	$326,800	6.1%
Ryan Maynard	March 6, 2024	12,917	$11.88	$117,800	6.1%
Scott Terrillion	March 6, 2024	12.917	$11.88	$117,800	6.1%
(1)	The number of shares subject to the options and the exercises prices, as set forth in the table above, give effect to a one-for-12 reverse stock split of our common stock, which was effected in December 2024.
(2)	Amounts reflect the grant date fair value of each option award granted, calculated in accordance with ASC 718. The amounts reflected for 2024 consist of stock options that contained performance conditions and assumes achievement of full performance and excludes the effect of forfeitures. See Performance-based Stock Options above. Because the performance milestones of these stock options were not achieved, the options were forfeited.
(3)	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the filing of the Company’s Annual Report on Form 10-K and the trading day beginning immediately following the date of the filing of the Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our capital stock as of January 15, 2025, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before March 16, 2025, which is 60 days after January 15, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe based on information provided to us, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The percentage ownership information shown in the table below is based on 4,571,229 shares of common stock outstanding as of January 15, 2025.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Cara Therapeutics, Inc., 400 Atlantic Street, Suite 500, Stamford, CT 06901.

	Number of Shares	Number of Shares
Name of beneficial owner	Beneficially Owned	Beneficially Owned
5% or Greater Stockholders
Vifor (International) Ltd(1)	616,397	13.5%
Executive Officers and Directors
Christopher Posner(2)	73,613	1.6
Ryan Maynard(3)	15,759	*
Scott Terrillion(4)	39,878	*
Martin Vogelbaum(5)	28,943	*
Helen M. Boudreau(6)	6,489	*
Jeffrey L. Ives, Ph.D.(7)	14,449	*
Susan Shiff, Ph.D.(8)	13,515	*
Lisa von Moltke, M.D.(9)	9,308	*
All current executive officers and directors as a group (8 persons)(10)	201,954	4.3%
*	Represents beneficial ownership of less than 1%.

(1)Based solely on Schedule 13D filed by Vifor (International) Ltd. and CSL Limited on October 30, 2024. Vifor (International) Ltd. and CSL Limited have shared voting power and dispositive power as to all of the shares. The address of Vifor (International) Ltd. is Rechenstrasse 37 CH-9014, St. Gallen Switzerland. The address of CSL Limited is 655 Elizabeth Street, Melbourne VIC, 3000 (AU).

(2)Consists of 10,025 shares held directly by Mr. Posner, 1,822 RSUs that vest within 60 days of January 15, 2025 and 61,766 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(3)Consists of 667 shares held directly by Mr. Maynard and 15,092 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(4)Consists of 6,799 shares held directly by Mr. Terrillion, 555 RSUs that vest within 60 days of January 15, 2025 and 32,524 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(5)Consists of 9,143 shares held directly by Mr. Vogelbaum and 19,800 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(6)Consists of 6,489 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(7)Consists of 3,987 shares held directly by Dr. Ives and 10,462 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(8)Consists of 4,287 shares held directly by Dr. Shiff and 9,228 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(9)Consists of 2,697 shares of common stock held directly by Dr. Moltke and 6,611 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

(10)Includes 37,605 shares of common stock, 2,377 RSUs that vest within 60 days of January 15, 2025, and 161,972 shares of common stock underlying options that are vested and exercisable within 60 days of January 15, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2024.

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding shares
	be issued upon exercise	exercise price of	of common stock
	of outstanding options,	outstanding options,	reflected in column
Plan	warrants and rights (a)	warrants and rights (b)(2)	(a))(c)(3)
Equity compensation plans approved by security holders(1)	420,373	$86.35	494,275
Equity compensation plans not approved by security holders	—	—	25,000	(4)
Total	420,373	$86.35	519,275
(1)	Includes our 2014 Plan.

(2)	We grant full value restricted stock units which skew the weighted average exercise price down since there is no strike price. Excluding restricted stock units, we had 340,460 securities issued from plans approved by security holders, comprised of stock options, with a weighted average exercise price of $106.62 per share.

(3)	All of these shares are available for future issuance under our 2014 Plan.

(4)	Includes shares of common stock issuable pursuant to our 2019 Inducement Plan (the Inducement Plan).

2019 Inducement Plan

The Board adopted the Inducement Plan effective as of November 20, 2019. The Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nadsaq Listing Rule 5635(c)(4) for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, and (iv) other stock awards to new employees as inducement material to such new employees entering into employment with us. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants in accordance with the Nasdaq listing rules, including individuals who were not previously an employee or director of Cara, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with us. An aggregate of 25,000 shares of our common stock were reserved for issuance under the Inducement Plan.

2014 Equity Incentive Plan

The Board and our stockholders approved and adopted our 2014 Plan in January 2014. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, or collectively, stock awards. Additionally, the 2014 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, non-employee directors and consultants.

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 Plan was 133,333 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2014 Plan has automatically increased on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 2,500,000 shares.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures for Transactions with Related Persons

In 2014, we adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related- persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any of our executive officers, directors, or more than 5% stockholders, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and our stockholders, as the Audit Committee determines in the good faith exercise of our discretion.

Certain Related Person Transactions

Except as set forth below and compensation arrangements described under “Executive Compensation” and “Director Compensation,” there were no transactions during the years ended December 31, 2024 and December 31, 2023 in which the Company has participated in which the amount exceeded or will exceed $120,000, and in which any of the Company’s directors, executive officers or holders of more than 5% of our capital stock or any members of their immediate family had or will have a direct or indirect material interest.

Transactions With Vifor (International) Ltd.

Vifor Pharma License Agreement

In October 2020, we entered into a license agreement (the “Vifor Pharma Agreement”) with Vifor (International) Ltd. (“Vifor Pharma”), under which we granted Vifor Pharma an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize our product candidate KORSUVA injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under the Vifor Pharma Agreement, we retain all rights with respect to the clinical development of, and activities to gain regulatory approvals of, KORSUVA injection in the United States.

As of December 31, 2024 Vifor Pharma owned 616,397, or 13.5%, of our common stock.

Pursuant to the Vifor Pharma Agreement, we are eligible to receive payments of up to $240.0 million upon the achievement of certain sales-based milestones.

After the assignment of rights of the Vifor Pharma Agreement from Vifor Pharma to Vifor Fresenius Medical Care Renal Pharma Ltd. (“VFMCRP”) in May 2022, the Vifor Pharma Agreement provides full commercialization rights in dialysis clinics to CSL Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, we will generally be entitled to 60% of the net profit (as defined in the Vifor Pharma Agreement) from sales of KORSUVA injection in the United States and CSL Vifor is entitled to 40% of such net profit (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which is governed by a separate license agreement dated May 17, 2018 between us and VFMCRP), subject to potential temporary adjustment in future years based on certain conditions. Under the Vifor Pharma Agreement, in consideration of Vifor Pharma’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, we pay a marketing and distribution fee to Vifor Pharma based on the level of annual net sales. This fee as well as CSL Vifor’s cost of goods sold are deducted from product sales in calculating the net profit that are subject to the profit-sharing arrangement under the agreement.

The Vifor Pharma Agreement shall continue in effect until our expiration upon the cessation of commercial sale of KORSUVA injection in the United States by Vifor Pharma and our affiliates and sublicensees, or until the earlier termination of the Vifor Pharma Agreement.

Vifor Pharma paid us $2,086,459 and $12,396,960 pursuant to the Vifor Pharma Agreement for the fiscal years ended December 31, 2024 and 2023, respectively.

Vifor Pharma Supply Agreement

In connection with the Vifor Pharma Agreement, we also have a related supply agreement with Vifor Pharma (the “Vifor Pharma Supply Agreement”), pursuant to which we retain the right to make and have made KORSUVA injection, on a non-exclusive basis, in the United States for commercial sale of KORSUVA injection for use in all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients anywhere in the world and for supply of KORSUVA injection to Vifor Pharma. The supply price is our cost of goods sold as calculated under U.S. GAAP, plus an agreed upon margin. The Vifor Pharma Supply Agreement will co-terminate with the Vifor Pharma Agreement.

Vifor Pharma paid us $639,611 and $5,842,758 pursuant to the Vifor Pharma Supply Agreement for the fiscal years ended December 31, 2024 and 2023, respectively.

Transactions With Vifor Fresenius Medical Care Renal Pharma Ltd.

Fresenius License Agreement

In May 2018, we entered into a license agreement with VFMCRP (the “Fresenius Agreement”) under which we have granted VFMCRP an exclusive, royalty-bearing license to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize KORSUVA (difelikefalin) injection for all therapeutic uses to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients worldwide (excluding the United States, Japan and South Korea). We retained full development and commercialization rights for KORSUVA injection for the treatment of CKD-aP in dialysis patients in the United States except in the dialysis clinics of Fresenius Medical Care North America, or FMCNA, where VFMCRP promotes KORSUVA injection under a profit-sharing arrangement.

We are eligible to receive from CSL Vifor commercial milestone payments in the aggregate of up to $440.0 million, all of which milestones are sales related. We are also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined, of KORSUVA (difelikefalin) injection in the licensed territories. In the United States, CSL Vifor will promote KORSUVA (difelikefalin) injection in the dialysis clinics of FMCNA under a profit-sharing arrangement (subject to the terms and conditions of the Fresenius Agreement) based on net FMCNA clinic sales (as defined in Fresenius Agreement) and VFMCRP is entitled to 50% of such net profit, subject to potential adjustments in a calendar year based on certain conditions.

In January 2023, VFMCRP and Winhealth Pharma signed a long-term exclusive licensing agreement for the co-development and commercialization of KORSUVA injection for the treatment of moderate-to-severe pruritus in adult patients undergoing hemodialysis in China.

VFMCRP paid us $0 and $414,885 pursuant to the Fresenius Agreement for the fiscal years ended December 31, 2024 and 2023, respectively.

Fresenius Supply Agreement

In connection with Fresenius Agreement, we also have a related supply agreement with Vifor Fresenius Medical Care Renal Pharma Ltd. (the “Fresenius Supply Agreement”), pursuant to which we retain the right to make and have made KORSUVA (difelikefalin) injection worldwide (excluding the United States, Japan and South Korea), or the Territory, for commercial sale by Vifor Fresenius Medical Care Renal Pharma Ltd. in or outside the Territory, and for supply of KORSUVA (difelikefalin) injection to VFMCRP The supply price is our COGS, as calculated under U.S. GAAP, plus an agreed upon margin. The Fresenius Supply Agreement will co-terminate with Fresenius Agreement.

VFMCRP paid us $0 pursuant to the License Agreement for each of the fiscal years ended December 31, 2024 and 2023.

Asset Disposition with CSL Vifor

On December 17, 2024, We and our subsidiary, Cara Royalty Sub, LLC (“Royalty Sub”, and together with us, each, a “Seller” and together, the “Sellers”), entered into an Asset Purchase Agreement (“APA”) with VFMCRP, pursuant to which, at the consummation of the transaction, Sellers will sell to CSL Vifor and CSL Vifor will acquire from Sellers certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities (“Asset Disposition”) for a purchase price of $900,000 (subject to certain adjustments with respect to inventory). Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR (as defined below) have entered into a letter agreement with us providing that CSL Vifor and HCR will, subject to the satisfaction of conditions to closing under the APA, enter into an amended and restated purchase agreement to amend and replace the existing Purchase and Sale Agreement, dated as of November 1, 2023 (as amended, Original HCR Agreement), by and among Royalty Sub, HCRX Investments HoldCo, L.P. (HCRX) and HealthCare Royalty Partners IV, L.P. (HCR IV and together with HCRX, HCR). Upon entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor will be obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the Original HCR Agreement) shall be terminated, and (iii) Sellers shall have no further payment or other obligations to HCR under the Original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, we have agreed to pay CSL Vifor $3.0 million to compensate CSL Vifor for the estimated incremental future expenses to be incurred by CSL Vifor as a result of the transfer of the assets to be acquired and the liabilities to be assumed by it in connection with the Asset Disposition. The Asset Disposition is subject to certain conditions to closing, including either (i) the consummation of the Merger concurrently with the Asset Disposition or (ii) the receipt of the requisite stockholder approval needed to approve the Asset Disposition in the event that the Merger is terminated.

The descriptions of the Vifor Pharma Agreement, Vifor Pharma Supply Agreement, Fresenius Agreement and Fresenius Supply Agreement (together, the “Vifor Agreements”) contained herein do not purport to be complete and are qualified in their entirety by reference to the complete text of the Vifor Agreements which were filed as exhibits to this Annual Report on Form 10-K. The foregoing description of the APA and the Asset

Disposition and related transactions does not purport to be complete and is qualified in its entirety by reference to the APA, which is filed as an exhibit to this Annual report on Form 10-K.

Indemnification Agreements with Executive Officers and Directors

Our amended and restated certificate of incorporation (the “Charter”) limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to the corporation or our stockholders;

●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	transaction from which the directors derived an improper personal benefit.

Our Charter does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. These limitations also do not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Our Bylaws provide that we will indemnify our directors and executive officers, and may indemnify other officers, employees and other agents, to the fullest extent permitted by law. Our Bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our Bylaws permit such indemnification. We have obtained a directors’ and officers’ liability insurance policy.

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Charter and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Director Independence and Board Leadership Structure

For information regarding the independence of our directors and our board leadership structure, see the section titled “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023 by Ernst & Young LLP, the Company’s principal accountant.

	Fiscal Year Ended December 31,
Fee Category	2024	2023
Audit fees(1)	$660	$817
Audit-related fees(2)	320	222
Total fees	$980	$1,039
(1)	“Audit fees” for the years ended December 31, 2024 and 2023 consist of the aggregate fees billed for professional services rendered for (i) the audit of the consolidated financial statements included in our annual report on Form 10-K for that year; and (ii) the review of our quarterly reports on Form 10-Q for each of the first three quarters of that year.
(2)	“Audit-related fees” for the years ended December 31, 2024 and 2023 consist of the aggregate fees billed for professional services rendered for accounting consultations.

All fees described above for the years ended December 31, 2024 and 2023 were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at our next scheduled meeting.

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

(3) List of Exhibits

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

2.1˄	Agreement and Plan of Merger and Reorganization, dated December 17, 2024, by and among the Registrant, CT Convergence Merger Sub, Inc. and Tvardi Therapeutics, Inc.	8-K	001-36279	2.1	December 18, 2024

2.2˄	Asset Purchase Agreement, dated December 17, 2024, by and among Cara Therapeutics, Inc., Cara Royalty Sub, LLC and Vifor Fresenius Medical Care Renal Pharma, Ltd.	8-K	001-36279	10.4	December 18, 2024

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	10-Q	001-36279	3.2	November 14, 2024

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	June 7, 2024

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	December 30, 2024

4.1	Form of Common Stock Certificate.	S-1/A	333-192230	4.1	January 17, 2014

4.2†	Description of Securities.

4.3#	Securities Purchase Agreement, dated October 15, 2020, by and between the Registrant and Vifor (International) Ltd.	10-K	001-36279	4.4	February 25, 2021

10.1+	Form of Indemnity Agreement.	S-1/A	333-192230	10.1	January 17, 2014

10.2+	2014 Equity Incentive Plan.	S-1/A	333-192230	10.3	January 17, 2014

10.2.1	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.1	January 17, 2014

10.2.2	Form of Restricted Stock Unit Award under 2014 Equity Incentive Plan.	S-1/A	333-192230	10.3.2	January 17, 2014

10.3*	License Agreement dated April 4, 2013 by and between the Registrant and Maruishi Pharmaceutical Co., Ltd.	S-1	333-192230	10.7	November 8, 2013

10.4*	License and API Supply Agreement effective as of April 16, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.8	November 8, 2013

10.5	Amendment to License and API Supply Agreement effective as of May 1, 2012 by and between the Registrant and Chong Kun Dang Pharmaceutical Corp.	S-1	333-192230	10.9	November 8, 2013

10.6#	API Commercial Supply Agreement between Cara Therapeutics, Inc. and Polypeptide Laboratories S.A.	10-Q	001-36279	10.1	November 8, 2021

10.7+	Employment Agreement with Christopher Posner	8-K	001-36279	10.1	November 3, 2021

10.8+	Offer Letter with Ryan Maynard	8-K	001-36279	10.1	September 12, 2022

10.9+	Cara Therapeutics, Inc. Severance Plan and Form of Participation Agreement	10-K	001-36279	10.14	March 1, 2022

10.10+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36279	10.2	August 7, 2023

10.11#	License Agreement by and between Cara Therapeutics, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd.	10-Q	001-36279	10.2	August 8, 2022

10.12#	Master Manufacturing Services Agreement between the Registrant and Patheon UK Limited and related Product Agreements	10-Q	001-36279	10.2	August 7, 2019

10.13#	Non-Exclusive License Agreement, dated August 20, 2019, between the Registrant and Enteris Biopharma, Inc.	10-Q	001-36279	10.1	November 5, 2019

10.14+	2019 Inducement Plan.	8-K	001-36279	10.1	November 20, 2019

10.15	Form of Stock Option Grant Notice under 2019 Inducement Plan	8-K	001-36279	10.2	November 20, 2019

10.16	Form of Restricted Stock Unit Notice under 2019 Inducement Plan	8-K	001-36279	10.3	November 20, 2019

10.17#	License Agreement, dated October 15, 2020, by and between Cara Therapeutics, Inc. and Vifor (International) Ltd.	10-K	001-36279	10.21	February 25, 2021

10.18	Open Market Sale Agreement, dated March 1, 2022, between the Registrant and Jefferies LLC	S-3	333-263165	1.2	March 1, 2022

10.19#	Purchase and Sale Agreement dated November 1, 2023 by and between Cara Royalty Sub, LLC and HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P.	10-K	001-36279	10.25	March 6, 2024

10.20	Form of Tvardi Therapeutics, Inc. Stockholder Support Agreement, dated December 17, 2024.	8-K	001-36279	10.1	December 18, 2024

10.21	Form of Cara Therapeutics, Inc. Stockholder Support Agreement, dated December 17, 2024.	8-K	001-36279	10.2	December 18, 2024

10.22	Form of Lock-Up Agreement, dated December 17, 2024.	8-K	001-36279	10.3	December 18, 2024

19†	Insider Trading Policy

21.1	Subsidiaries of Cara Therapeutics, Inc.	10-K	001-36279	21.1	March 6, 2024

23.1†	Consent of Ernst & Young, LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Chief Executive Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Cara Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1†**

Certifications of Chief Executive Officer and Chief Financial Officer of Cara Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy	10-K	001-36279	97	March 6, 2024

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.INS†	Inline XBRL Instance Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.SCH†	Inline XBRL Taxonomy Extension Schema Linkbase.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104†	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and are the type that the Registrant treats as private and confidential.
˄

Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) or 601(b)(2) of Regulation S-K, as applicable. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

†	Filed herewith.

**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2025.

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

Signature	Title	Date

/s/ CHRISTOPHER POSNER	President, Chief Executive Officer	March 11, 2025
Christopher Posner	(Principal Executive Officer)

/s/ RYAN MAYNARD	Chief Financial Officer	March 11, 2025
Ryan Maynard	(Principal Financial and Accounting Officer)

/s/ MARTIN VOGELBAUM	Director	March 11, 2025
Martin Vogelbaum

/s/ JEFFREY IVES	Director	March 11, 2025
Jeffrey Ives, Ph.D.

/s/ LISA VON MOLTKE	Director	March 11, 2025
Lisa von Moltke, M.D.

/s/ SUSAN SHIFF	Director	March 11, 2025
Susan Shiff, Ph.D.

/s/ HELEN BOUDREAU	Director	March 11, 2025
Helen Boudreau