Form 10-Q
period 2025-03-31
Tvardi Therapeutics, Inc.
filed 2025-05-13
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36279

TVARDI THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3175693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Sugar Creek Ctr. Blvd. Suite 525 Sugar Land, Texas	77478
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 489-8654

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TVRD	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 8, 2025 was: 9,360,904.

Explanatory Note

On April 15, 2025 (the “Closing Date”), the Delaware corporation formerly known as “Cara Therapeutics, Inc.” completed its previously announced merger transaction with Tvardi Therapeutics, Inc. (“Legacy Tvardi”) pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of December 17, 2024 (the “Merger Agreement”), by and among Cara Therapeutics, Inc. (“Cara”), CT Convergence Merger Sub, Inc., a wholly owned subsidiary of Cara (“Merger Sub”), and Legacy Tvardi.

Pursuant to the Merger Agreement, on the Closing Date, (i) Cara effected a reverse stock split of Cara’s issued common stock at a ratio of 1:3 (the “2025 Reverse Stock Split”), (ii) Cara changed its name to “Tvardi Therapeutics, Inc.” (the “Name Change”), and (iii) Merger Sub merged with and into Legacy Tvardi, with Legacy Tvardi surviving the merger as a wholly owned subsidiary of Cara (the “Merger”) (together, the “Combined Company”).

Because the Merger was completed after the period covered by the financial statements included in this Quarterly Report on Form 10-Q, this Quarterly Report on Form 10-Q includes historical financial information, including as of and for the three months ended March 31, 2025, of Cara, unless otherwise indicated or as the context otherwise requires. In addition, except where otherwise indicated, the information in this Quarterly Report on Form 10-Q as of and for the periods prior to the effective time of the Merger gives effect to the 2025 Reverse Stock Split. Unless the context otherwise requires, “Tvardi”, “we,” “us,” “our,” and the “Company” refer to the Combined Company. All references herein to the “Board” refer to the board of directors of the Combined Company.

Additionally, on December 30, 2024, Cara effected a reverse stock split of Cara’s issued common stock at a ratio of 1:12 (the “2024 Reverse Stock Split”). Except where otherwise indicated, the information in this Quarterly Report on Form 10-Q gives effect to the 2024 Reverse Stock Split.

TVARDI THERAPEUTICS, INC.

(FORMERLY CARA THERAPEUTICS, INC.)

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I –FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, excluding share and per share data)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34,217	$37,903
Accounts receivable, net - related party	1,229	407
Inventory, net	900	900
Other receivables	1,009	4,088
Prepaid expenses	1,592	529
Total assets	$38,947	$43,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,199	$3,972
Total current liabilities	1,199	3,972

Liability related to sales of future royalties and milestones, net	45,821	44,448
Total liabilities	47,020	48,420
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024, zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value; 16,666,667 shares authorized at March 31, 2025 and December 31, 2024, 1,524,535 shares and 1,523,743 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	752,443	751,017
Accumulated deficit	(760,518)	(755,612)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	(8,073)	(4,593)
Total liabilities and stockholders’ equity	$38,947	$43,827

See Notes to Condensed Consolidated Financial Statements.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, excluding share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue:
Collaborative revenue	$1,198	$788
Commercial supply revenue	—	640
Clinical compound revenue	48	84
Other revenue	1,323	623
Total revenue	2,569	2,135
Operating expenses:
Cost of goods sold	—	620
Research and development	319	21,964
General and administrative	4,636	6,816
Restructuring	—	2,401
Total operating expenses	4,955	31,801
Operating loss	(2,386)	(29,666)
Other income, net	347	952
Non-cash interest expense on liability related to sales of future royalties and milestones	(2,867)	(1,982)
Net loss	$(4,906)	$(30,696)
Net loss per share:
Basic and Diluted	$(3.22)	$(20.24)
Weighted average shares:
Basic and Diluted	1,524,116	1,516,336
Other comprehensive income, net of tax of $0:
Change in unrealized gains on available-for-sale marketable securities	—	69
Total comprehensive loss	$(4,906)	$(30,627)

See Notes to Condensed Consolidated Financial Statements.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands except share and per share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	1,523,743	$2	$751,017	$(755,612)	$—	$(4,593)
Stock-based compensation expense	—	—	1,247	—	—	1,247
Shares issued upon vesting of restricted stock units	792	—	179	—	—	179
Net loss	—	—	—	(4,906)	—	(4,906)
Other comprehensive income	—	—	—	—	—	—
Balance at March 31, 2025	1,524,535	$2	$752,443	$(760,518)	$—	$(8,073)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	1,513,353	$2	$742,088	$(684,745)	$(260)	$57,085
Stock-based compensation expense	—	—	1,660	—	—	1,660
Shares issued upon vesting of restricted stock units	5,177	—	1,685	—	—	1,685
Net loss	—	—	—	(30,696)	—	(30,696)
Other comprehensive income	—	—	—	—	69	69
Balance at March 31, 2024	1,518,530	$2	$745,433	$(715,441)	$(191)	$29,803

See Notes to Condensed Consolidated Financial Statements.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended,
	March 31, 2025	March 31, 2024
Operating activities
Net loss	$(4,906)	$(30,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,426	3,345
Non-cash interest expense on liability related to sales of future royalties and milestones, net of issuance costs accretion	2,867	1,982
Depreciation and amortization	—	42
Noncash lease expense	—	269
Accretion of available-for-sale marketable securities, net	—	(510)
Changes in operating assets and liabilities:
Accounts receivable, net - related party	(822)	1,047
Inventory	—	80
Other receivables	579	49
Prepaid expenses	(1,063)	2,364
Accounts payable and accrued expenses	(2,773)	(10,151)
Reimbursement of lease incentive	—	1,726
Net cash used in operating activities	(4,692)	(30,453)
Investing activities
Proceeds from maturities of available-for-sale marketable securities	—	59,000
Purchases of available-for-sale marketable securities	—	(32,213)
Purchases of property and equipment	—	(836)
Net cash provided by investing activities	—	25,951
Financing activities
Proceeds from milestone received from royalty purchase and sale agreement	2,500	—
Payments to royalty purchase and sale agreement	(1,494)	(685)
Net cash provided by (used in) financing activities	1,006	(685)
Net decrease in cash, cash equivalents and restricted cash	(3,686)	(5,187)
Cash, cash equivalents and restricted cash at beginning of period	37,903	53,683
Cash, cash equivalents and restricted cash at end of period	$34,217	$48,496
Noncash investing and financing activities
Accrual for leasehold improvements	$—	$211

See Notes to Condensed Consolidated Financial Statements.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1. Business

On April 15, 2025 (the “Closing Date”), Cara Therapeutics, Inc., a Delaware corporation and our predecessor company (“Cara”), consummated the previously announced merger pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of December 17, 2024 (the “Merger Agreement”), by and among Cara, CT Convergence Merger Sub, Inc., a wholly owned subsidiary of Cara (“Merger Sub”), and Tvardi Therapeutics, Inc. (“Legacy Tvardi”). Pursuant to the Merger Agreement, on the Closing Date, (i) Cara effected a reverse stock split of Cara’s issued common stock at a ratio of 1:3 (the “2025 Reverse Stock Split”), (ii) Cara changed its name to “Tvardi Therapeutics, Inc.” (the “Name Change”), and (iii) Merger Sub merged with and into Legacy Tvardi, with Legacy Tvardi surviving the merger as a wholly owned subsidiary of Cara (the “Merger”) (together, the “Combined Company”).

In connection with the Merger, Cara and Legacy Tvardi entered into a registration rights agreement (the “Registration Rights Agreement”) with Legacy Tvardi’s greater than 5% stockholders, directors and/or entities affiliated with Legacy Tvardi, including Shaheen Wirk and his affiliated entities, David J. Tweardy and his affiliated entities and entities affiliated with Wallace Hall, pursuant to which the Combined Company agreed to use commercially reasonable efforts to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 45 calendar days following the Closing Date for purposes of registering for resale shares of the Combined Company’s common stock issued to such parties upon the closing of the Merger. The Combined Company has also agreed, among other things, that it will indemnify such parties from certain liabilities and pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.

As of the open of trading on April 16, 2025, the common stock of the Combined Company began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “TVRD.”

The Combined Company is a clinical-stage biopharmaceutical company focused on the development of novel, oral, small molecule therapies targeting STAT3 to treat fibrosis-driven diseases with significant unmet need. Based upon Legacy Tvardi’s founder’s seminal work and deep understanding of the transcription factor, STAT3, the Combined Company has designed an innovative approach to directly inhibit STAT3, a highly validated, yet historically undruggable target. Leveraging this expertise, the Combined Company is developing a pipeline of STAT3 inhibitors with a differentiated mechanism of action and convenient oral dosing. Tvardi’s lead product candidate, TTI-101, is currently in Phase 2 clinical development for the treatment of fibrosis-driven diseases, with an initial focus on idiopathic pulmonary fibrosis (“IPF”), and hepatocellular carcinoma (“HCC”). Tvardi’s second product candidate, TTI-109, is also an oral, small molecule STAT3 inhibitor that is structurally related to, yet chemically distinct from, TTI-101 and is designed to enhance Tvardi’s ability to target STAT3. Tvardi expects to submit an Investigational New Drug application for TTI-109 in the first half of 2025.

The unaudited interim financial statements included in this Quarterly Report on Form 10-Q are representative of Cara’s operations prior to the closing of the Merger, the adoption of the Company’s business plan and the commencement of conducting Company’s business. Unless the context otherwise requires, references to the “Company” or “Tvardi” refer to Tvardi Therapeutics, Inc. after completion of the Merger. In addition, references to “Cara” refer to the Company prior to the completion of the Merger.

Nasdaq Continued Listing Rules

On February 1, 2024, Cara received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying it that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for Cara’s common

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Cara was provided an initial period of 180 calendar days, or until July 30, 2024, to regain compliance with Nasdaq’s bid price requirement. On July 31, 2024, Cara received a notice (the “Extension Notice”) from the Listing Qualifications Department of Nasdaq informing it that Nasdaq granted the Company an additional 180 calendar days, or until January 27, 2025, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Rule. In connection with the Extension Notice, the listing of Cara’s common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of August 1, 2024. The Extension Notice had no other immediate effect on the listing of Cara’s common stock.

As part of Cara’s plans to regain compliance with the bid price requirement following the initial notification letter, a series of alternate amendments to effect (i) a reverse stock split and (ii) a reduction in the total number of authorized shares of the Cara’s common stock was approved by Cara’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on June 4, 2024.

On December 19, 2024, Cara’s Board of Directors approved a 1-for-12 reverse stock split of its issued and outstanding common stock (the “2024 Reverse Stock Split”), and corresponding reduction in the total number of authorized shares of common stock. On December 30, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2024 Reverse Stock Split, and Cara’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024.

On January 16, 2025, Cara received a letter from Nasdaq notifying it that Cara had regained compliance with the bid price requirement. The closing bid price of Cara’s common stock was at or above $1.00 per share for ten consecutive business days, and Nasdaq considers the matter closed.

As a result of the 2024 Reverse Stock Split, every 12 shares of Cara’s pre-reverse split common stock were combined and reclassified as one share of common stock. The proportionate voting rights and other rights of common stockholders were not affected by the 2024 Reverse Stock Split, other than as the result of payment for fractional shares. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Stockholders who would have held a fractional share of common stock received a cash payment in lieu thereof. The par value and other terms of Cara’s common stock were not affected by the 2024 Reverse Stock Split.

All share and per share information have been retroactively adjusted to give effect to the 2024 Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and restricted stock units outstanding for all periods presented, which resulted in a proportional decrease in the number of shares of Cara’s common stock reserved for issuance upon exercise or vesting of such stock options and restricted stock units, and in the case of stock options, a proportional increase in the exercise price of all such stock options (see Note 18, Subsequent Events).

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500 (the “Stockholders’ Equity Requirement”), or the alternative requirements of having a market value of listed securities of $35,000 or net income from continuing operations of $500 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). As of March 31, 2025, Cara had negative stockholders’ equity of $8,073 and therefore Cara was not in compliance with the Stockholders’ Equity Requirement and, as of March 31, 2025, did not meet the Alternative Standards.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As requested by Nasdaq, Cara subsequently submitted a plan to regain compliance to Nasdaq (the “Compliance Plan”). On January 14, 2025, based on the Compliance Plan, which contemplated the closing of the proposed Merger between Cara and Legacy Tvardi, Nasdaq granted Cara an extension until May 19, 2025 to regain compliance with the Stockholders’ Equity Requirement.

The Merger constituted a “change of control” for purposes of Nasdaq’s listing rules and required that the combined company comply with all applicable criteria for initial listing on the Nasdaq Capital Market, including a higher bid price requirement and higher Stockholders’ Equity Requirement. The parties satisfied each of the applicable listing criteria upon completion of the proposed Merger such that the combined company remains listed on the Nasdaq Capital Market (see Note 18, Subsequent Events).

2. Basis of Presentation

The condensed consolidated financial statements included herein include the results of the financial operations of Cara Therapeutics, Inc. and its wholly-owned subsidiary, Cara Royalty Sub, LLC (“Cara Royalty Sub”), a Delaware limited liability company which was formed in November 2023 for the purpose of the transactions contemplated by the Original HCR Agreement described in Note 9, Royalty Purchase and Sale Agreement. All intercompany balances and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all information and disclosures necessary for a presentation of the Cara’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet data as of December 31, 2024 were derived from audited financial statements, but do not include all disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

On December 30, 2024, Cara effected the 2024 Reverse Stock Split. Additionally, concurrently with the closing of the Merger on April 15, 2025, as described in more detail in Note 18, Subsequent Events, Cara effected the 2025 Reverse Stock Split. Unless otherwise indicated, all share and per share amounts contained in these condensed consolidated financial statements and accompanying notes, and elsewhere in this Quarterly Report on Form 10-Q, give retroactive effect to the 2024 Reverse Stock Split and 2025 Reverse Stock Split.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires Cara to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the amount and periods over which certain revenues will be recognized, including future ex-U.S. royalties and milestones projected in relation to the HCR Agreement, related party accounts receivable reserve, as applicable, inventory valuation and related reserves,

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

research and development (“R&D”), clinical costs, as applicable, and accrued research projects included in prepaid expenses and accounts payable and accrued expenses, as applicable, the amount of non-cash compensation costs related to share-based payments to employees and non-employees, restructuring costs, as applicable, and the likelihood of realization of deferred tax assets.

The impact from global economic conditions and potential and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide are highly uncertain and cannot be predicted, including impacts from global health crises, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, and government actions implemented as a result of the foregoing, fluctuations in inflation, rising interest rates, tariffs, uncertainty and liquidity concerns in the broader financial services industry, and a potential recession in the United States. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, Cara is not aware of any specific event or circumstance that would require Cara to update its estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

Actual results could differ materially from the Company’s estimates and assumptions.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Reporting

On June 14, 2024, Cara’s Board of Directors approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after Cara announced its decision to discontinue the clinical program in notalgia paresthetica (“NP”) on June 12, 2024. Prior to Cara’s winddown of its historical operations, Cara was a biopharmaceutical corporation focused on improving the lives of patients suffering from chronic pruritus. Cara viewed its operations and managed its business as a single operating segment that constituted all of the consolidated entity, which historically included all activities related to the discovery, development, and commercialization of its product, difelikefalin, to treat chronic pruritus. The accounting policies of the segment are the same as those described throughout Note 2 to the Consolidated Financial Statements in Cara’s Annual Report on Form 10-K for the year ended December 31, 2024. As a result, there are no differences from Cara’s last Annual Report in the segmentation or measurement basis for segment profit or loss.

Cara’s Chief Operating Decision Maker (“CODM”) was its Chief Executive Officer. The key measure of segment profit or loss that the CODM used to allocate resources and assess performance was Cara’s consolidated net loss, as reported in its Condensed Consolidated Statements of Comprehensive Loss. Consolidated net loss, including significant expense line items, was also used to monitor budget versus actual results. All revenue and expense categories in the Condensed Consolidated Statements of Comprehensive Loss were significant and regularly reviewed by the CODM. Other information not disclosed separately in the Statements of Comprehensive Loss for the segment include 1) interest revenue and other expenses which are historically netted together within interest income, net on the Condensed Consolidated Statements of Comprehensive Loss, of which almost all relate to interest revenue and only an immaterial

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

amount historically relates to other expenses; and 2) depreciation and amortization expense of $0 and $42 which are included within R&D and G&A expense line items in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024, respectively.

The measure used by the CODM for segment assets is reported in the Condensed Consolidated Balance Sheets as total consolidated assets, with particular emphasis on Cara’s available liquidity, including its cash, cash equivalents and restricted cash, as applicable, accounts receivable – related party, net, and available-for-sale marketable securities, as applicable, reduced by Cara’s liabilities also included on the Condensed Consolidated Balance Sheets.

Cara did not have intra-entity sales or transfers.

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which applies to all entities subject to income taxes. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is intended to provide more detailed income tax disclosures. For public business entities, the new requirements became effective for annual periods beginning after December 15, 2024. ASU 2023-09 will be applied on a prospective basis with the option to apply the standard retrospectively. Cara adopted ASU 2023-09 on January 1, 2025, and it does not expect the adoption to have a material effect on its results of operations, financial position, and cash flows.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which applies to all public business entities. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard requires that a public business entity disclose in the footnotes the following information at each interim and annual reporting period: 1) purchases of inventory; 2) employee compensation; 3) depreciation; 4) intangible asset amortization; and 5) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities. Public business entities are also required to include certain expense, gain, or loss amounts that are already required to be disclosed under GAAP, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in annual reporting periods, the entity’s definition of selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. For all public business entities, the new requirements will be effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. Cara expects to adopt ASU 2024-03 on January 1, 2027, and it does not expect the adoption to have a material effect on its results of operations, financial position, and cash flows.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Combined Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Since inception, the Combined Company has incurred net operating losses and negative cash flows from operations. As mentioned above and further discussed in Note 18, Subsequent Events, following the closing of the Merger on the Closing Date, Legacy Tvardi received approximately $23,800 in cash and cash equivalents from Cara. The Combined Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Combined Company continues to invest in research and development activities. The assessment of the Combined Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Given the inherent uncertainties in the forecast, the Combined Company considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Combined Company’s ability to continue as a going concern.

To date, the Combined Company has no products approved for marketing and sale and it has not yet recorded any revenue from product sales. The Combined Company’s ability to achieve profitability is dependent on its ability to successfully develop its lead compound, conduct clinical trials, obtain regulatory approvals, and support commercialization activities for its product candidates. Any products developed will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sale.

Since inception, the Combined Company has relied primarily on sales of redeemable convertible preferred stock and issuance of convertible debt to fund its operations. The Combined Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Combined Company to fund its operations and ongoing research and development efforts prior to the commercialization of its product candidates.

Significant additional funding is necessary to maintain current operations and to advance the Combined Company’s research and development activities. The Combined Company plans to seek additional funding through equity offerings or debt financings, credit or loan facilities, and strategic alliances and licensing arrangements. The Combined Company’s ability to access capital when and in the amount needed is not assured. As a result, the Combined Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Combined Company is unable to continue as a going concern.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

3. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, from unrealized gains on available-for-sale marketable securities, Cara’s only component of accumulated other comprehensive loss, for the three months ended March 31, 2024. There were no unrealized gains or losses on available-for-sale marketable securities for the three months ended March 31, 2025, as all such investments matured in November 2024.

Total Accumulated
Other Comprehensive
Loss
Balance, December 31, 2024	$—
Other comprehensive income before reclassifications	—
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	—
Balance, March 31, 2025	$—

Balance, December 31, 2023	$(260)
Other comprehensive income before reclassifications	69
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	69
Balance, March 31, 2024	$(191)

Amounts reclassified out of accumulated other comprehensive loss into net loss are determined by specific identification. There were no reclassifications out of accumulated other comprehensive loss and into net loss for each of the three months ended March 31, 2025 and 2024.

4. Fair Value Measurements

As of March 31, 2025 and December 31, 2024, Cara’s financial instruments consisted of cash and cash equivalents, accounts receivable, net – related party, other receivables, prepaid expenses, accounts payable and accrued liabilities, and liability related to the sales of future royalties and milestones. The fair values of cash and cash equivalents, accounts receivable, net – related party, other receivables, prepaid expenses, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments. The fair value of the liability related to the sales of future royalties and milestones also approximates the carrying value.

The following tables summarize Cara’s financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

Fair value measurement as of March 31, 2025:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$34,217	$34,217	$—	$—
Total financial assets	$34,217	$34,217	$—	$—

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Fair value measurement as of December 31, 2024:

		Quoted prices in	Significant other	Significant
Financial assets		active markets for	observable	unobservable
		identical assets	inputs	inputs
Type of Instrument	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds and checking accounts	$37,903	$37,903	$—	$—
Total financial assets	$37,903	$37,903	$—	$—

There were no purchases, sales or maturities of Level 3 financial assets and no unrealized gains or losses related to Level 3 available-for-sale marketable securities during each of the three months ended March 31, 2025 and 2024. There were no transfers of financial assets into or out of Level 3 classification during the three months ended March 31, 2025 and 2024.

5. Restricted Cash

Cara historically had restricted cash balances that related to former lease agreements that terminated in prior periods. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2024, $408 of restricted cash became unrestricted in January 2024 and $1,500 of restricted cash became unrestricted in October 2024 in relation to the termination of these former lease agreements. There was no restricted cash as of March 31, 2025 or December 31, 2024.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$34,217	$37,903
Restricted cash, current assets	—	—
Restricted cash, long-term assets	—	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$34,217	$37,903

6. Inventory, net

Inventory, net consists of the following:

	March 31, 2025	December 31, 2024
Raw materials	$2,124	$2,124
Work-in-process	291	291
	2,415	2,415
Less Inventory Reserve for Obsolescence	(1,515)	(1,515)
Total	$900	$900

As of March 31, 2025 and December 31, 2024, inventory balances include inventory costs subsequent to regulatory approval of KORSUVA injection on August 23, 2021. There were no write-downs of commercial supply inventory during each of the three months ended March 31, 2025 and 2024.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

On December 17, 2024, in connection with the Merger Agreement, Cara and Cara Royalty Sub (the “Cara Sellers”) entered into an Asset Purchase Agreement (the “APA”) with Vifor Fresenius Medical Care Renal Pharma Ltd., pursuant to which, at the consummation of the Merger Agreement, Cara Sellers sold to CSL Vifor certain assets and rights for the development, manufacture and commercialization of difelikafalin as well as certain associated liabilities (the “Asset Disposition”), for a purchase price of $900 (subject to certain adjustments with respect to inventory). Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara paid CSL Vifor $3,000 to compensate CSL Vifor for the estimated incremental future expenses incurred by CSL Vifor as a result of the transfer of the assets acquired and the liabilities assumed by it in connection with the Asset Disposition (see Note 18, Subsequent Events).

7. Prepaid expenses

As of March 31, 2025, prepaid expenses were $1,592, consisting of $5 of prepaid R&D clinical costs, $1,475 of prepaid insurance and $112 of other prepaid costs. As of December 31, 2024, prepaid expenses were $529, consisting of $13 of prepaid R&D clinical costs, $149 of prepaid insurance, and $367 of other prepaid costs.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$4	$1,434
Accrued research projects	70	64
Accrued compensation and benefits	606	565
Accrued professional fees and other	519	1,909
Total	$1,199	$3,972

9. Royalty Purchase and Sale Agreement

During the fourth quarter of 2023, Cara, through its wholly-owned subsidiary Cara Royalty Sub, entered into the Purchase and Sale Agreement (the “Original HCR Agreement”) by and among Cara Royalty Sub, HCRX Investments HoldCo, L.P. (“HCRX”) and HealthCare Royalty Partners IV, L.P. (“HCR IV” and together with HCRX, “HCR”), pursuant to which Cara Royalty Sub sold, or agreed to sell, to HCR certain of its rights to receive royalty payments (the “Royalties”), due and payable to Cara Royalty Sub (as assignee of Cara) under the Maruishi Agreement and Vifor Agreement No. 2. (as defined below), collectively the Covered License Agreements, in exchange for up to $40,000. Cara has retained all of its rights, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin.

Under the terms of the Original HCR Agreement, Cara Royalty Sub received an upfront payment of $16,915 in November 2023, representing the $17,500 to which the Company was initially entitled, net of advisory fees and certain of HCR’s transaction-related expenses which Cara agreed to reimburse. In December 2023, Cara Royalty Sub received an additional payment of $19,770, representing the $20,000 milestone it achieved for Kapruvia (difelikefalin) pricing in Germany being approved above a certain threshold amount per dose, net of advisory fees. There were additional issuance costs of $211 related to the HCR Agreement resulting in aggregate net proceeds of $36,474. An additional $2,500 milestone payment was received in March 2025 upon achievement of a 2024 sales milestone of KORSUVA in Japan.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Issuance costs pursuant to the Original HCR Agreement consisting primarily of advisory and legal fees totaled $1,025 including the amount of HCR’s transaction-related expenses that Cara reimbursed. The effective interest rate includes cash flow projections for future royalty and milestone payments, which are sensitive to certain assumptions, including market size, market penetration and sales price, that are forward looking and could be affected by future market conditions. During the three months ended March 31, 2025 and 2024, $1,494 and $685, respectively, were repaid to HCR under the Original HCR Agreement.

On December 17, 2024, in connection with the Merger Agreement, Cara Sellers entered into the APA with Vifor Fresenius Medical Care Renal Pharma Ltd., pursuant to which, at the consummation of the Merger Agreement, Cara Sellers and CSL Vifor entered into the Asset Disposition for a purchase price of $900 (subject to certain adjustments with respect to inventory). Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara paid CSL Vifor $3,000 to compensate CSL Vifor for the estimated incremental future expenses incurred by CSL Vifor as a result of the transfer of the assets acquired and the liabilities assumed by it in connection with the Asset Disposition. Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR entered into a letter agreement with Cara to amend and replace the Original HCR Agreement (see Note 18, Subsequent Events).

The following table summarizes the activity of the Original HCR Agreement during the three months ended March 31, 2025 (in thousands):

Royalty purchase and sale agreement balance at December 31, 2024	$44,448
Payments	(1,494)
Non-cash interest expense	2,867
Balance at March 31, 2025	$45,821

Effective interest rate	27.85%

10. Stockholders’ Equity

On December 19, 2024, Cara’s Board of Directors approved the 2024 Reverse Stock Split, and corresponding reduction in the total number of authorized shares from 200,000,000 to 16,666,667 (the “Authorized Shares Reduction”). On December 30, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2024 Reverse Stock Split and Authorized Shares Reduction, and Cara’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024. On April 15, 2025, Cara effected the 2025 Reverse Stock Split and increased its authorized shares of common stock (see Note 18, Subsequent Events). As of March 31, 2025, there were 1,524,535 shares of common stock and no shares of preferred stock issued and outstanding.

All share and per share information for the periods presented have been retroactively adjusted to give effect to the 2024 Reverse Stock Split and the 2025 Reverse Stock Split, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

options and restricted stock units, which resulted in a proportional decrease in the number of shares of Cara’s common stock reserved for issuance upon exercise or vesting of such stock options and restricted stock units, and in the case of stock options, a proportional increase in the exercise price of all such stock options.

During the three months ended March 31, 2025, an aggregate of 792 time-based restricted stock units of certain employees vested and were settled in shares of Cara’s common stock. During the three months ended March 31, 2024, an aggregate of 1,274 time-based restricted stock units of certain employees vested and were settled in shares of Cara’s common stock (See Note 14, Stock-Based Compensation).

During the three months ended March 31, 2025, no performance-based restricted stock units vested or were settled in shares of Cara’s common stock. During the three months ended March 31, 2024, an aggregate of 3,903 performance-based restricted stock units of certain employees vested and were settled in shares of Cara’s common stock (See Note 14, Stock-Based Compensation).

11. Collaboration and Licensing Agreements

Vifor (International) Ltd. (Vifor International)

In October 2020, Cara entered into a license agreement with Vifor International (“Vifor Agreement No. 1”), under which Cara granted Vifor International an exclusive license solely in the United States to use, distribute, offer for sale, promote, sell and otherwise commercialize difelikefalin injection for all therapeutic uses relating to the inhibition, prevention or treatment of itch associated with pruritus in hemodialysis and peritoneal dialysis patients in the United States. Under Vifor Agreement No. 1, Cara retains all rights with respect to the clinical development of, and activities to gain regulatory approvals of, difelikefalin injection in the United States. In conjunction with the consummation of the Asset Disposition, Vifor Agreement No. 1 was terminated (see Note 18, Subsequent Events).

After the assignment of rights of Vifor Agreement No. 1 from Vifor International to Vifor Fresenius Medical Care Renal Pharma Ltd. in May 2022, Vifor Agreement No. 1 provided full commercialization rights in dialysis clinics to CSL Vifor in the United States under a profit-sharing arrangement. Pursuant to the profit-sharing arrangement, Cara was generally entitled to 60% of the net profits (as defined in Vifor Agreement No. 1) from sales of difelikefalin injection in the United States and CSL Vifor was entitled to 40% of such net profits (excluding sales to Fresenius Medical Center dialysis clinics, compensation for which was governed by Vifor Agreement No. 2, as defined below), subject to potential temporary adjustment in future years based on certain conditions. Under Vifor Agreement No. 1, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of difelikefalin injection in the United States, Cara paid a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee as well as CSL Vifor’s cost of goods sold (“COGS”) were deducted from net sales in calculating the net profits that are subject to the profit-sharing arrangement under Vifor Agreement No. 1.

In addition, pursuant to Vifor Agreement No. 1, Cara was eligible to receive payments of up to $240,000 upon the achievement of certain sales-based milestones.

Cara retained the rights to make and have made difelikefalin injection (the “Licensed Product”) on a non-exclusive basis, in the United States for commercial sale of the Licensed Product for use in all therapeutic areas to prevent, inhibit or treat itch associated with pruritus in hemodialysis and peritoneal-dialysis patients (the “Field”) anywhere in the world and for supply of Licensed Product to CSL Vifor under the terms of a supply agreement (the “Vifor International Supply Agreement”) which was executed in September 2021. The supply price was Cara’s COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor International Supply Agreement would co-terminate with Vifor Agreement No.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

1. Cara also retained the rights to import, distribute, promote, sell and otherwise commercialize the Licensed Product on an exclusive basis outside of the Field either in or outside of the United States.

The Vifor International Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor International Supply Agreement is Cara’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that Cara would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of commercial supply to CSL Vifor is not a performance obligation under Vifor Agreement No. 1 but rather the Vifor International Supply Agreement is a separate agreement from Vifor Agreement No. 1. The only performance obligation under the Vifor International Supply Agreement is the delivery of the Licensed Product to CSL Vifor for commercialization. In connection with the consummation of the Asset Disposition, the Vifor International Supply Agreement was terminated (see Note 18, Subsequent Events).

Vifor Fresenius Medical Care Renal Pharma Ltd.

In May 2018, Cara entered into a license agreement with Vifor Fresenius Medical Care Renal Pharma Ltd. (“Vifor Agreement No. 2”) under which Cara granted Vifor Fresenius Medical Care Renal Pharma Ltd. an exclusive, royalty-bearing license, or the Vifor License, to seek regulatory approval to commercialize, import, export, use, distribute, offer for sale, promote, sell and otherwise commercialize the Licensed Product in the Field worldwide (excluding the United States, Japan and South Korea) (the “Territory”). In connection with the consummation of the Asset Disposition, Vifor Agreement No. 2 was terminated (see Note 18, Subsequent Events).

Cara was eligible to receive from Vifor Fresenius Medical Care Renal Pharma Ltd. additional commercial milestone payments in the aggregate of up to $440,000, all of which are sales related. Cara was also eligible to receive tiered double-digit royalty payments based on annual net sales, as defined in Vifor Agreement No. 2, of difelikefalin injection in the licensed territories. Cara retained full commercialization rights for difelikefalin injection for the treatment of chronic kidney disease associated pruritus in the United States except in the dialysis clinics of FMCNA, where Vifor Fresenius Medical Care Renal Pharma Ltd. will promote difelikefalin injection under a profit-sharing arrangement (as defined in Vifor Agreement No. 2), based on net FMCNA clinic sales (as defined in Vifor Agreement No. 2) and Cara and Vifor Fresenius Medical Care Renal Pharma Ltd. were each entitled to 50% of such net profits, subject to potential adjustments in a calendar year based on certain conditions.

Cara retained the rights to make and have made the Licensed Product in the Territory for commercial sale by Vifor Fresenius Medical Care Renal Pharma Ltd. in the Field in or outside the Territory and for supply of Licensed Product to Vifor Fresenius Medical Care Renal Pharma Ltd. under the terms of a supply agreement (the “Vifor Supply Agreement”) which was executed in May 2020. The supply price was Cara’s COGS, as calculated under GAAP, plus an agreed upon margin. The Vifor Supply Agreement would co-terminate with Vifor Agreement No. 2.

The Vifor Supply Agreement is accounted for as a customer option that is not a material right because the selling price of the Licensed Product under the Vifor Supply Agreement is Cara’s COGS plus an agreed upon margin, which is commensurate with the “COGS plus” model that Cara would charge other parties under similar agreements (the standalone selling price) and not at a discount. Therefore, the sale of compound to Vifor Fresenius Medical Care Renal Pharma Ltd. is not a performance obligation under Vifor Agreement No. 2 but rather the Vifor Supply Agreement is a separate agreement from Vifor Agreement No. 2. The only performance obligation under the Vifor Supply Agreement is the delivery of the Licensed Product to Vifor Fresenius Medical Care Renal Pharma Ltd. for commercialization. In connection with the consummation of the Asset Disposition, the Vifor Supply Agreement was terminated (see Note 18, Subsequent Events).

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Maruishi Pharmaceutical Co., Ltd. (Maruishi)

In April 2013, Cara entered into a license agreement with Maruishi (the “Maruishi Agreement”) under which Cara granted Maruishi an exclusive license to develop, manufacture, and commercialize drug products containing difelikefalin for acute pain and/or uremic pruritus in Japan. Maruishi has the right to grant sub-licenses in Japan, which entitled Cara to receive sub-license fees, net of prior payments made by Maruishi to Cara. Under the Maruishi Agreement, Cara and Maruishi were required to use commercially reasonable efforts, at their own expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States and Japan, respectively. In addition, Cara provided Maruishi specific clinical development services for difelikefalin used in Maruishi’s field of use.

Under the terms of the Maruishi Agreement, Cara was eligible to receive milestone payments upon the achievement of defined clinical and regulatory events as well as tiered, low double-digit royalties with respect to any sales of the licensed product sold in Japan by Maruishi, if any, and share in any sub-license fees.

In September 2022, Maruishi submitted a New Drug Application in Japan for approval of difelikefalin injection for the treatment of pruritus in hemodialysis patients. In September 2023, Maruishi received manufacturing and marketing approval from Japan’s Ministry of Health, Labour and Welfare for KORSUVA IV Injection Syringe for the treatment of pruritus in hemodialysis patients. In November 2023, Cara entered into an API supply agreement with Maruishi for difelikefalin. In connection with the consummation of the Asset Disposition, Cara assigned the Maruishi Agreement and the API supply agreement with Maruishi to CSL Vifor (see Note 18, Subsequent Events).

Chong Kun Dang Pharmaceutical Corporation (CKDP)

In April 2012, Cara entered into a license agreement with CKDP (the “CKDP Agreement”) in South Korea, under which Cara granted CKDP an exclusive license to develop, manufacture and commercialize drug products containing difelikefalin in South Korea. Cara and CKDP are each required to use commercially reasonable efforts, at their respective expense, to develop, obtain regulatory approval for and commercialize difelikefalin in the United States and South Korea, respectively. In connection with the consummation of the Asset Disposition, Cara assigned the CKDP Agreement to CSL Vifor (see Note 18, Subsequent Events).

Under the terms of the CKDP Agreement, Cara was eligible to receive milestone payments upon the achievement of defined clinical and regulatory events as well as tiered royalties, with percentages ranging from the high single digits to the high teens, based on net sales of products containing difelikefalin in South Korea, if any, and share in any sub-license fees.

12. Revenue Recognition

Cara has recognized revenue under its license and collaboration agreements from (1) its share of the profit generated by KORSUVA injection sales in the United States during each of the three months ended March 31, 2025 and 2024; (2) commercial supply revenue from Cara’s sales of commercial product to CSL Vifor during the three months ended March 31, 2024; (3) clinical compound sales from the Maruishi license agreement during each of the three months ended March 31, 2025 and 2024; and (4) other revenue which represents royalty payments earned by Cara under Vifor Agreement No. 2 and the Maruishi Agreement under the Original HCR Agreement during each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, Cara has not earned any sales-based milestones under its collaboration agreements.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As of March 31, 2025, Cara had license and collaboration agreements with CSL Vifor, Maruishi and CKDP (see Note 18, Subsequent Events). The following table provides amounts included in Cara’s Condensed Consolidated Statements of Comprehensive Loss as revenue for each of the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Collaborative revenue
CSL Vifor (KORSUVA injection profit sharing)	$1,198	$788
Total collaborative revenue	$1,198	$788
Commercial supply revenue
CSL Vifor (KORSUVA injection)	$—	$640
Total commercial supply revenue	$—	$640
Clinical compound revenue
Maruishi	$48	$84
Total clinical compound revenue	$48	$84
Other revenue (non-cash)
CSL Vifor (Kapruvia ex-U.S.)	$373	$290
Maruishi	950	333
Total other revenue	$1,323	$623

Collaborative revenue

Beginning in April 2022, Cara began recording its share of the profit generated by KORSUVA injection sales by CSL Vifor to third parties in the United States. Under the license agreements with CSL Vifor, KORSUVA injection net sales are calculated by CSL Vifor which are net of discounts, rebates, and allowances. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. Cara records its share of the net profits from the sales of KORSUVA injection in the United States on a net basis (since Cara is not the primary obligor and does not retain inventory risk) and presents the revenue earned each period as collaborative revenue.

For the three months ended March 31, 2025, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2,429, which resulted in Cara’s profit share amount of $1,198. For the three months ended March 31, 2024, CSL Vifor recorded net sales of approximately $1,806, which resulted in Cara’s profit share amount of $788.

Commercial supply revenue

Under the Vifor International Supply Agreement, Cara’s only performance obligation is the delivery of KORSUVA injection to CSL Vifor in accordance with the receipt of purchase orders. Revenue from the sale of commercial supply product to CSL Vifor is recognized as delivery of the product occurs. There was no commercial supply revenue for the three months ended March 31, 2025. For the three months ended March 31, 2024, Cara had commercial supply revenue of $640 with associated COGS of $620.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Clinical compound revenue

Cara’s only performance obligation under the supply agreement with Maruishi is to deliver clinical compound to Maruishi in accordance with the receipt of purchase orders. During the three months ended March 31, 2025 and 2024, Cara recognized clinical compound revenue of $48 and $84, respectively, from the sale of clinical compound to Maruishi (see Note 18, Subsequent Events).

Other revenue

Cara recorded other non-cash revenue of $1,323 and $623 which represents the royalty payments earned by Cara under Vifor Agreement No. 2 and the Maruishi Agreement during the three months ended March 31, 2025 and 2024, respectively, in conjunction with ex-U.S. sales of KORSUVA/Kapruvia, which is to be remitted to HCR under the terms of the Original HCR Agreement. This non-cash revenue was to be recorded until Cara fulfilled its obligations under the Original HCR Agreement. In connection with the consummation of the Asset Disposition, the Original HCR Agreement was terminated (see Note 9, Royalty Purchase and Sale Agreement and Note 18, Subsequent Events).

Contract balances

As of March 31, 2025 and December 31, 2024, Cara recorded accounts receivable, net – related party of $1,229 and $407, respectively, which primarily related to its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor and royalty payments from CSL Vifor for the 2025 period, and royalty payments from CSL Vifor in the 2024 period. Cara also recorded $950 and $1,047 within other receivables which primarily related to royalty payments from Maruishi as of March 31, 2025 and December 31, 2024, respectively. There were no other contract assets or contract liabilities related to the CSL Vifor, Maruishi and CKDP agreements as of March 31, 2025 and December 31, 2024.

Cara routinely assessed the creditworthiness of its license and collaboration partners. Cara had not experienced any losses related to receivables from its license and collaboration partners as of March 31, 2025 and December 31, 2024. In connection with the consummation of the Asset Disposition, the Original HCR Agreement was terminated and future payments to HCR, including other non-cash revenue earned in the first quarter of 2025, would be made by CSL Vifor (see Note 18, Subsequent Events).

13. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were exercised during the period, when the effect is dilutive. Common stock equivalents may include outstanding stock options or restricted stock units, which are included using the treasury stock method when dilutive. For each of the three months ended March 31, 2025 and 2024, Cara excluded the effects of potentially dilutive shares that were outstanding during those respective periods from the denominator as their inclusion would be anti-dilutive due to Cara’s net losses during those periods.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

The denominators used in the net loss per share computations are as follows:

	Three Months Ended
	March 31,
	2025	2024
Basic:
Weighted average common shares outstanding	1,524,116	1,516,336
Diluted:
Weighted average common shares outstanding - Basic	1,524,116	1,516,336
Common stock equivalents*	—	—
Denominator for diluted net loss per share	1,524,116	1,516,336
*	No amounts were considered as their effects would be anti-dilutive.

Basic and diluted net loss per share are computed as follows:

	Three Months Ended
	March 31,
	2025	2024
Net loss - basic and diluted	$(4,906)	$(30,696)
Weighted-average common shares outstanding:
Basic and diluted	1,524,116	1,516,336
Net loss per share, basic and diluted:	$(3.22)	$(20.24)

As of March 31, 2025, 113,487 stock options and 25,846 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

As of March 31, 2024, 244,904 stock options and 6,952 restricted stock units were outstanding, which could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive as a result of the net loss for the period.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

14. Stock-Based Compensation

2019 Inducement Plan

In October 2019, Cara’s Board of Directors adopted the 2019 Inducement Plan (the “2019 Plan”) which was a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4) (“Rule 5635”) for the purpose of awarding (i) non-statutory stock options, (ii) restricted stock awards, (iii) restricted stock unit awards, (iv) other stock awards (collectively, the Inducement Awards) to new employees of Cara, as inducement material to such new employees entering into employment with Cara. In November 2019, Cara filed a Registration Statement on Form S-8 with the SEC covering the offering of up to 8,333 shares of its common stock, par value $0.001, pursuant to Cara’s 2019 Plan. Initial grants of Inducement Awards made to employees vested as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants vested monthly over a period of four years from the grant date.

2014 Equity Incentive Plan

Cara’s 2014 Equity Incentive Plan (the “2014 Plan”) was administered by Cara’s Board of Directors or a duly authorized committee thereof, referred to as the Plan administrator. The 2014 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, collectively referred to as Stock Awards. Additionally, the 2014 Plan provided for the grant of performance cash awards. Incentive stock options could be granted only to employees. All other awards could be granted to employees, including officers, non-employee directors, and consultants. No incentive stock options could be granted under the 2014 Plan after the tenth anniversary of the effective date of the 2014 Plan. Stock Awards granted under the 2014 Plan vested at the rate specified by the Plan administrator. Initial grants of Stock Awards made to employees and non-employee consultants generally vested as to 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months and subsequent grants generally vested monthly over a period of four years from the grant date, or upon the probable achievement of corporate goals. Stock options initially granted to members of Cara’s Board of Directors generally vested over a period of three years in equal quarterly installments from the date of the grant, subject to the option holder’s continued service as a director through such date. Subsequent grants to directors that were made automatically at Annual Meetings of Stockholders vested fully on the earlier of the first anniversary of the date of grant and the next Annual Meeting of Stockholders. The Plan administrator determined the term of Stock Awards granted under the 2014 Plan up to a maximum of ten years. The maximum number of shares that could be issued pursuant to the exercise of incentive stock options under the 2014 Plan was 833,333.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Restricted Stock Units

Under the 2014 Plan, there were no restricted stock units granted during each of the three months ended March 31, 2025 and 2024. No restricted stock units were granted under the 2019 Inducement Plan during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, Cara’s restricted stock units consisted of time-based restricted stock units. All performance-based restricted stock units either vested or were forfeited in 2024. For time-based restricted stock units, Cara recognized compensation expense associated with these restricted stock units ratably over the award’s vesting period following the grant date. For performance-based restricted stock units, vesting was contingent on the achievement of certain performance targets, subject to the recipient’s continuous service through each performance target. Recognition of compensation expense associated with these performance-based awards began when, and to the extent, the performance criteria were probable of achievement and the employee had met the service conditions.

During the three months ended March 31, 2025 and 2024, Cara recognized compensation expense relating to restricted stock units as follows:

	Three Months Ended
	March 31,
	2025	2024
Research and development	$—	$255
General and administrative	326	1,357
Total restricted stock unit expense	$326	$1,612

A summary of restricted stock unit activity related to employees and non-employee members of Cara’s Board of Directors as of and for the three months ended March 31, 2025 is presented below:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Outstanding, December 31, 2024	26,638	$52.53
Awarded	—	—
Vested and released	(792)	447.95
Forfeited	—	—
Outstanding, March 31, 2025	25,846	$40.39
Restricted stock units exercisable (vested and deferred), March 31, 2025	—

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Stock Options

Under the 2014 Plan, there were no stock options granted during the three months ended March 31, 2025. Cara granted 52,087 stock options during the three months ended March 31, 2024. No stock options were granted under the 2019 Inducement Plan during the three months ended March 31, 2025 and 2024. There was no stock compensation expense recognized for the stock options granted during the three months ended March 31, 2024 as these were performance-based options that were not probable of achievement as of March 31, 2024. The fair values of stock options granted during the three months ended March 31, 2024 were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	—	4.12%
Expected volatility	—	89.6%
Expected dividend yield	—	0%
Expected life of employee and Board options (in years)	—	6.25

The weighted-average grant date fair value per share of options granted to employees and non-employee members of Cara’s Board of Directors for their Board service during the three months ended March 31, 2024 was $27.36. No options were granted to non-employee consultants during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, Cara recognized compensation expense relating to stock options as follows:

	Three Months Ended
	March 31,
	2025	2024
Research and development	$—	$504
General and administrative	1,100	1,229
Total stock option expense	$1,100	$1,733

A summary of stock option award activity related to employees and non-employee members of Cara’s Board of Directors as of and for the three months ended March 31, 2025 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding, December 31, 2024	113,487	$319.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2025	113,487	$319.80
Options exercisable, March 31, 2025	64,989

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Cara does not expect to realize any tax benefits from its stock option activity or the recognition of stock-based compensation expense because Cara currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations for each of the three months ended March 31, 2025 and 2024.

On April 15, 2025, the Merger was consummated and the Combined Company assumed and approved certain incentive plans. In addition, all remaining unvested Cara options and restricted stock units as of March 31, 2025 fully vested on April 15, 2025 (see Note 18, Subsequent Events).

15. Income Taxes

Cara has recognized a full tax valuation allowance against its deferred tax assets as of March 31, 2025 and December 31, 2024. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, Cara’s effective tax rate is zero for each of the three months ended March 31, 2025 and 2024.

Historically, Cara’s benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits. Cara did not exchange its R&D tax credit for cash during the three months ended March 31, 2025 and 2024. Therefore, there was no benefit from income taxes for either of the three months ended March 31, 2025 and 2024.

16. Commitments and Contingencies

Merger Proceedings

Two lawsuits were filed in the Supreme Court of the State of New York, County of New York, on March 5 and March 6, 2025 by two purported stockholders of Cara in connection with the Merger. The lawsuits are captioned Joseph Clark v. Cara Therapeutics, Inc., et al., No. 651260/2025 (the “Clark Complaint”), and Michael Kent v. Cara Therapeutics, Inc., et al., No. 651272/2025 (the “Kent Complaint” and, together with the Clark Complaint, the “Complaints”). Both Complaints named as defendants Cara and the members of the Cara board of directors as defendants. The plaintiffs contended that the Proxy Statement/Prospectus omitted or misrepresented material information regarding the Merger, rendering the Proxy Statement/Prospectus false and misleading, and assert claims under New York state law.

Between December 20, 2024 and March 19, 2025, Cara received thirteen demands and three draft complaints from purported stockholders of Cara (collectively, the “Demands”) making substantially similar allegations as in the Complaints regarding the disclosures in the Proxy Statement/Prospectus related to the Merger and assert claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.

The Combined Company cannot predict the outcome of any litigation or the Demands. The Combined Company and the individual defendants intend to vigorously defend against the allegations made in the Complaints, the Demands, and any subsequently filed similar actions. It is possible additional lawsuits may be filed or additional demand letters may be received arising out of the Merger. Absent new or significantly different allegations, the Combined Company will not necessarily disclose such additional filings.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Given the early stage of this litigation, at this time, the Combined Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

Other Proceedings

From time to time, the Combined Company may be subject to legal proceedings and claims arising in the ordinary course of its business. The Combined Company is not currently a party or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on the Combined Company’s business, financial condition or results of operations.

License Agreement with Enteris Biopharma, Inc.

In August 2019, Cara entered into a non-exclusive license agreement (the “Enteris License Agreement”) with Enteris Biopharma, Inc. (“Enteris”), pursuant to which Enteris granted to Cara a non-exclusive, royalty-bearing license, including the right to grant sublicenses, under certain proprietary technology and patent rights related to or covering formulations for oral delivery of peptide active pharmaceutical ingredients with functional excipients to enhance permeability and/or solubility, known as Enteris’s Peptelligence® technology, to develop, manufacture and commercialize products using such technology worldwide, excluding Japan and South Korea.

Cara was also obligated, pursuant to the Enteris License Agreement, to pay Enteris (1) milestone payments upon the achievement of certain development, regulatory and commercial milestones and (2) low-single digit royalty percentages on net sales of licensed products, subject to reductions in specified circumstances. During the three months ended March 31, 2025 and 2024, no milestone payments or royalties were paid to Enteris by Cara in relation to the Enteris License Agreement.

In June 2024, Cara announced its decision to discontinue the clinical program in NP following the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP.

Manufacturing Agreements

In July 2021, Cara entered into an API Commercial Supply Agreement with Polypeptide Laboratories S.A. (“PPL”) that defines each party’s responsibilities with respect to PPL’s manufacture and supply of the active pharmaceutical ingredient difelikefalin (“API”) for the difelikefalin injection product candidate. Under the API Commercial Supply Agreement, PPL manufactured API at its facility for sale and supply to Cara, in the amounts as set forth in purchase orders to be provided by Cara. Cara was required to purchase its requirements of API for each year of the term of the agreement, based on internal forecasts.

The API Commercial Supply Agreement was to continue until the fifth anniversary of the approval by the FDA of the new drug application for KORSUVA injection, unless the API Commercial Supply Agreement was earlier terminated, and would be automatically be extended for successive five-year periods unless either party gave notice to the other party of its intention to terminate. In connection with the consummation of the Asset Disposition, Cara assigned the API Commercial Supply Agreement to CSL Vifor (see Note 18, Subsequent Events).

In July 2019, Cara entered into a Master Manufacturing Services Agreement (“MSA”) with Patheon UK Limited (“Patheon”). The MSA governed the general terms under which Patheon, or one of its affiliates, would provide non-

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

exclusive manufacturing services to Cara for the drug products specified by Cara from time to time. Pursuant to the MSA, Cara agreed to order from Patheon at least a certain percentage of its commercial requirements for a product under a related Product Agreement. Each Product Agreement that Cara entered into from time to time would be governed by the terms of the MSA, unless expressly modified in such Product Agreement.

The MSA had an initial term ending December 31, 2024, which automatically renewed after the initial term for successive terms of two years until December 31, 2026. In connection with the consummation of the Asset Disposition, Cara assigned the MSA to CSL Vifor (see Note 18, Subsequent Events).

In July 2019, Cara entered into two related Product Agreements under the MSA, one with each of Patheon and Patheon Manufacturing Services LLC (“Patheon Greenville”), to govern the terms and conditions of the manufacture of commercial supplies of difelikefalin injection, Cara’s lead product candidate. Pursuant to the Product Agreements, Patheon and Patheon Greenville manufactured commercial supplies of difelikefalin injection at the Monza, Italy and Greenville, North Carolina manufacturing sites, respectively, from active pharmaceutical ingredient supplied by Cara. Patheon and Patheon Greenville were responsible for supplying the other required raw materials and packaging components, and provided supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product.

Restructuring Activity

Cara announced restructuring activities related to workforce reductions in January and June 2024. There was no additional restructuring expense recorded for the three months ended March 31, 2025, and restructuring expenses of $2,401 were recorded for the three months ended March 31, 2024. As of December 31, 2024, $50 remained to be paid under Cara’s restructuring provision. As of March 31, 2025, there were no amounts remaining to be paid under Cara’s restructuring provision.

Operating Lease

Cara’s corporate office lease agreement that was entered into in May 2023 for new principal office space in Stamford, Connecticut was terminated on November 1, 2024. As a result, there were no operating lease right-of-use (“ROU”) assets or operating lease liabilities as of March 31, 2025 and December 31, 2024 due to the termination of the lease.

During the three months ended March 31, 2024, interest expense was calculated using the effective interest method, and any right-of-use asset was amortized on a straight-line basis, and both were recorded as lease expense. As a result, lease expense of $269 for this former lease was recorded for the three months ended March 31, 2024, consisting of $173 relating to R&D lease expense and $96 relating to G&A lease expense.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Other information related to the former lease was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$—	$—
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
Remaining lease term - operating leases (years)	—	10.6
Discount rate - operating leases	—%	12.8%

There are no other future minimum cash lease payments as the lease agreement was terminated in 2024.

17. Related Party Transactions

As of March 31, 2025, Vifor International owned 205,465, or 13.5%, of Cara’s common stock. CSL Vifor and its affiliates are considered related parties as of March 31, 2025 and December 31, 2024 (see Note 11, Collaboration and Licensing Agreements).

As of March 31, 2025 and December 31, 2024, amounts due from CSL Vifor were $1,229 and $407, respectively, primarily relating to its profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor and royalty payments from CSL Vifor in the current period, and royalty payments from CSL Vifor in the prior period.

Cara’s collaborative revenue of $1,198 and $788 from its share of the profit generated by sales of KORSUVA injection in the United States by CSL Vifor was included within collaborative revenue for the three months ended March 31, 2025 and 2024, respectively.

Sales of KORSUVA injection to CSL Vifor of $640 were included within commercial supply revenue for the three months ended March 31, 2024. The associated COGS for Cara’s commercial supply revenue from CSL Vifor was $620 for the three months ended March 31, 2024.

Cara recorded $373 and $290 as other revenue from its royalty payments from CSL Vifor for the three months ended March 31, 2025 and 2024, respectively.

18. Subsequent Events

Consummation of Merger Agreement

On April 15, 2025, Cara, Merger Sub, and Tvardi consummated the transactions contemplated by the Merger Agreement following a Special Meeting (as described below) of Cara’s stockholders. Effective at 4:01 p.m. Eastern Time on April 15, 2025, Cara effected the 2025 Reverse Stock Split (as described below), and effective at 4:02 p.m. Eastern Time on April 15, 2025, Cara increased its authorized shares of common stock to 150,000,000. Effective at 4:03 p.m. Eastern Time on April 15, 2025, pursuant to the Certificate of Merger, Merger Sub was merged with and into Tvardi and Tvardi became a wholly owned subsidiary of Cara. Effective at 4:04 p.m. Eastern Time on April 15, 2025, Cara changed its name to “Tvardi Therapeutics, Inc.”. Following the completion of the Merger, the business conducted by Cara became primarily the business conducted by Tvardi, which is a clinical-stage biopharmaceutical company focused on the development of novel, oral small molecule therapies targeting STAT3 to treat fibrosis-driven diseases with significant unmet need.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Under the terms of the Merger, immediately prior to the effective time of the Merger, each share of Tvardi’s preferred stock was converted into one share of Tvardi’s common stock. At the effective time of the Merger, Cara issued an aggregate of 7,805,161 shares of its common stock to Tvardi’s stockholders and holders of outstanding convertible promissory notes, or the Convertible Notes, of Tvardi, based on (i) an exchange ratio of 0.1341 shares of Cara’s common stock for each share of Tvardi common stock outstanding immediately prior to the Merger, including those shares of common stock issued upon conversion of the Tvardi preferred stock (but excluding shares of Tvardi’s common stock held (a) as treasury stock by Tvardi, (b) by Cara, Merger Sub, or any subsidiary of Cara or Tvardi or (c) as dissenting shares of Tvardi’s common stock) and (ii) the automatic conversion of the Convertible Notes, with an aggregate principal amount of approximately $28,300 and approximately $800 in accrued interest, into shares of Cara’s common stock pursuant to the terms of the Convertible Notes, resulting in approximately 9.4 million shares of the Combined Company’s common stock being issued and outstanding immediately following the effective time of the Merger. Immediately following the Merger, pre-Merger Cara equity holders owned, in the aggregate, approximately 15.4% of the Combined Company’s common stock, pre-Merger Tvardi equity holders owned, in the aggregate, approximately 72.0% of the Combined Company’s common stock, and former holders of Convertible Notes owned, in the aggregate, approximately 12.5% of the Combined Company’s common stock, in each case, calculated on a fully diluted basis.

Further, upon closing of the Merger, certain of the options to purchase Cara’s common stock held by non-executive employees and directors and restricted stock units held by directors fully vested, pursuant to the terms of the Merger Agreement. Additionally, the options and restricted stock units held by Cara’s remaining executives prior to the closing accelerated upon closing, pursuant to change-in-control language within preexisting employment agreements or separation agreements.

The issuance of the shares of Cara’s common stock to the former stockholders of Tvardi and the holders of the Convertible Notes was registered with the SEC on Cara’s Registration Statement on Form S-4 (File No. 333-283900), as amended and declared effective by the SEC on February 14, 2025 (the “Registration Statement”).

The shares of Cara’s common stock, which traded on the Nasdaq Capital Market through the close of business on Tuesday, April 15, 2025 under the ticker symbol “CARA,” commenced trading on The Nasdaq Capital Market on a post-2025 Reverse Stock Split adjusted basis under the ticker symbol “TVRD” on April 16, 2025. The Combined Company’s common stock is represented by a new CUSIP number, 140755 307.

The foregoing description of the Merger and the Merger Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 on the Current Report on Form 8-K filed by Cara on December 18, 2024.

Closing of APA and Asset Disposition

As previously disclosed, on December 17, 2024, the Cara Sellers entered into the APA with Vifor Fresenius Medical Care Renal Pharma, Ltd., a majority-owned, indirect subsidiary of CSL Vifor, pursuant to which, at the consummation of the transaction, Cara Sellers sold to CSL Vifor and CSL Vifor acquired from Cara Sellers certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities for a purchase price of $900 (subject to certain adjustments with respect to inventory). The Asset Disposition closed on April 15, 2025.

Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR entered into a letter agreement with Cara providing that CSL Vifor and HCR would enter into an amended and restated purchase agreement to amend and replace the Original HCR Agreement, by and among Cara Royalty Sub, HCRX and HCR. Upon

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor became obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the Original HCR Agreement) were terminated, and (iii) Cara Sellers had no further payment or other obligations to HCR under the Original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara paid CSL Vifor $3,000 to compensate CSL Vifor for the estimated incremental future expenses incurred by CSL Vifor as a result of the transfer of the assets acquired and the liabilities assumed by it in connection with the Asset Disposition.

All future payments to HCR subsequent to April 15, 2025, including other non-cash revenue earned by Cara in the first quarter of 2025, will be made by CSL Vifor. As a result, Cara fully reserved for $373 of accounts receivable, net – related party by recording bad debt expense on April 15, 2025 for CSL Vifor, and also fully reserved for $950 of other receivables by recording bad debt expense on April 15, 2025 for Maruishi since Cara will not receive any future revenue payments to pay HCR.

In connection with the consummation of the Merger and Asset Disposition, approximately $2,000 of success and legal fees were paid to Piper Sandler.

Assignment of Difelikefalin Agreements

In connection with the Asset Disposition, Cara assigned the following agreements related to difelikefalin to CSL Vifor:

●	License Agreement dated April 4, 2013 and related API supply agreement by and between Cara and Maruishi;

●	License and API Supply Agreement effective as of April 16, 2012, as amended on May 1, 2012, by and between Cara and CKDP;

●	API Commercial Supply Agreement effective as of July 5, 2021 between Cara and PPL; and

●	Master MSA effective as of June 27, 2019 between Cara and Patheon.

The foregoing description of the APA and the Asset Disposition and related transactions does not purport to be complete and is qualified in its entirety by reference to the full text of the APA, which was filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Cara on December 18, 2024.

2025 Reverse Stock Split

As previously disclosed, at a special meeting of Cara’s stockholders held on April 1, 2025 (the “Special Meeting”), Cara’s stockholders approved (i) an amendment to Cara’s amended and restated certificate of incorporation to effect the 2025 Reverse Stock Split and (ii) an amendment to Cara’s amended and restated certificate to increase the authorized number of shares of Cara’s common stock from 16,666,667 shares to 150,000,000 shares. On April 15, 2025, Cara amended its amended and restated certificate of incorporation to (i) effect the 2025 Reverse Stock Split, effective as of 4:01 p.m. Eastern Time on April 15, 2025 and (ii) to increase the authorized number of shares of Cara’s common stock from 16,666,667 shares to 150,000,000 shares, effective as of 4:02 p.m. Eastern Time on April 15, 2025.

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

As a result of the 2025 Reverse Stock Split, every three shares of Cara’s common stock held by a stockholder immediately prior to the 2025 Reverse Stock Split were combined and reclassified into one share of Cara’s common stock. As such, immediately following the 2025 Reverse Stock Split, there were approximately 1.5 million shares of Cara’s common stock outstanding.

No fractional shares were issued in connection with the 2025 Reverse Stock Split. Any fractional shares resulting from the 2025 Reverse Stock Split were rounded down to the nearest whole number, and each Cara stockholder who would otherwise be entitled to a fraction of a share of common stock upon the 2025 Reverse Stock Split was entitled to receive a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise have been entitled multiplied by the closing price of Cara’s common stock on April 14, 2025.

On April 15, 2025, Cara also amended its amended and restated certificate of incorporation to effect the Name Change, effective as of 4:04 p.m. Eastern Time on April 15, 2025.

The foregoing descriptions of the certificates of amendment to the amended and restated certificate of incorporation of Cara are not complete and are subject in their entirety by reference to the certificates of amendment, copies of which were filed as Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3, respectively, to the Current Report on Form 8-K filed by Cara on April 15, 2025.

Departure of Officers

On April 15, 2025, effective upon the closing of the Merger, the employment of each of Cara’s President and Chief Executive Officer, Chief Financial Officer, and General Counsel, Secretary and Chief Compliance Officer, respectively, was terminated. In connection with their termination of employment, each entered into side letters with Cara which provided for (i) in the case of the Chief Executive Officer, a lump sum payment equal to 18 months of his current base salary, a lump sum payment equal to one and a half times his 2025 target annual bonus and payment of applicable COBRA premiums for up to 18 months following termination, (ii) in the case of the Chief Financial Officer, a lump sum payment equal to 12 months of his current base salary, a lump sum payment equal to his 2025 target annual bonus and payment of applicable COBRA premiums for up to 12 months following termination, and (iii) in the case of the Chief Compliance Officer, a lump sum payment equal to 12 months of his current base salary, a lump sum payment equal to his 2025 target annual bonus and payment of applicable COBRA premiums for up to 12 months following termination. Each executed a release of claims in favor of Cara as a condition to receiving their respective severance benefits. As a result of the closing of the Merger on April 15, 2025, Cara paid approximately $5,400 in aggregate for severance payments to all ten remaining employees of Cara that were terminated at closing, including the Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer above. The Combined Company expects to pay these ten former Cara employees approximately $300 in aggregate for estimated COBRA premiums. The terms of the side letters are pursuant to, and consistent with, the terms of the Cara Therapeutics, Inc. Severance Plan and Form of Participation Agreement, which was filed as Exhibit 10.14 to the Annual Report on Form 10-K filed by Cara on March 1, 2022, and the Chief Executive Officer Employment Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Cara on November 3, 2021, as applicable.

2018 Equity Incentive Plan

The Combined Company assumed, effective as of the closing of the Merger, the 2018 Equity Incentive Plan of Tvardi (the “2018 Plan”), as well as the outstanding awards granted thereunder, the award agreements evidencing the grants of such awards and the remaining shares available under the 2018 Plan, including any awards granted to the Combined Company’s named executive officers, in each case subject to applicable adjustments in the manner set forth in

TVARDI THERAPEUTICS, INC.

(Formerly Cara Therapeutics, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

the Merger Agreement to such awards. A copy of the 2018 Plan, as well as the forms of option grant notice and option agreement and forms of restricted stock unit grant notice and unit award agreement were filed as Exhibits 10.24, 10.25 and 10.26, respectively, to the Registration Statement on Form S-4 filed with the SEC on December 18, 2024.

2025 Equity Incentive Plan

At the Special Meeting, Cara’s stockholders considered and approved the Combined Company’s 2025 Equity Incentive Plan (the “2025 Plan”), which became effective at the closing of the Merger and following the 2025 Reverse Stock Split. As of the effective time of the Merger, there were 935,554 shares of the Combined Company’s common stock available for grant under the 2025 Plan. In addition, the number of shares initially reserved and available for issuance under the 2025 Plan may be increased at the discretion of the Combined Company’s Board of Directors (and without any further action by the Combined Company’s stockholders) on January 1 of each year for a period of five years, commencing on January 1, 2026 and ending on January 1, 2030, in an amount not to exceed 5% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2025 Plan) determined on December 31 of the preceding year, if the Combined Company’s Board of Directors acts prior to January 1 of a given year to provide that the increase for such year will occur and to determine the applicable number of additional shares of the Combined Company’s common stock. In the absence of action by the Combined Company’s Board of Directors, no such increase will automatically occur. A copy of the 2025 Plan, forms of option grant notices and option agreements and forms of restricted stock unit grant notice and unit award agreement, was attached to the Current Report on Form 8-K on April 15, 2025 as Exhibits 10.14, 10.15 and 10.16, respectively.

2025 Employee Stock Purchase Plan

At the Special Meeting, Cara’s stockholders considered and approved the Combined Company’s 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective at the closing of the Merger and following the 2025 Reverse Stock Split. As of the effective time of the Merger, there were 93,555 shares of the Combined Company’s common stock reserved for issuance under the 2025 ESPP (the “Initial Share Reserve”). Additionally, the number of shares of common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2026 and continuing through and including January 1, 2035, by an amount equal to the lesser of (i) 1% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2025 ESPP) determined on December 31 of the preceding year, and (ii) a number of shares equal to three times the Initial Share Reserve. Notwithstanding the foregoing, the Combined Company’s Board of Directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares. A copy of the 2025 ESPP was attached to the Current Report on Form 8-K on April 15, 2025 as Exhibit 10.18.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Cara’s financial condition and results of operations together with: (i) the Condensed Consolidated Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; (ii) Cara’s audited consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included Cara’s Annual Report on Form 10-K for the year ended December 31, 2024, (iii) Legacy Tvardi’s audited financial statements and related notes for the years ended December 31, 2023 and 2022 included in the proxy statement/prospectus (the “Proxy Statement/Prospectus”) filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on February 14, 2025, (iv) the unaudited pro forma condensed combined financial statements for the nine months ended September 30, 2024 and the year ended December 31, 2023 included in the Proxy Statement/Prospectus, (v) Legacy Tvardi’s audited financial statements and related notes for the years ended December 31, 2024 and 2023 filed on Form 8-K on April 1, 2025, and (vi) the unaudited pro forma condensed combined financial statements as of and for the year ended December 31, 2024 also filed on Form 8-K on April 1, 2025. Unless otherwise indicated, all references in this Quarterly Report to “Legacy Tvardi” refers to Tvardi Therapeutics, Inc. prior to the Merger, references to “Cara” refers to the Company prior to the completion of the Merger and references to “Tvardi” “the Company,” “we,” “our,” “us” or similar term refer to Tvardi Therapeutics, Inc. and its subsidiaries after completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company‘s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although the Company believes that it has a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, the Company cautions you that these statements are based on a combination of facts and factors currently known by the Company and its expectations of the future, about which the Company cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the Company’s ability to continue as a going concern;
●	the Company’s ability to realize the anticipated benefits of the Merger (as defined below);
●	the impact of any legal proceedings that may be instituted against Cara, Legacy Tvardi, the Company or any of each company’s respective directors or officers related to the Merger Agreement (as defined below), or the transactions associated with the Merger Agreement;
●	substantial uncertainties regarding whether the Merger Agreement and transactions associated with the Merger Agreement will generate value for stockholders;
●	the Company’s ability to maintain compliance with Nasdaq listing requirements;
●	the expectations surrounding the potential safety, efficacy, and regulatory and clinical progress of the Company’s product candidates, including TTI-101 and TTI-109, and anticipated milestones and timing therefor;

●	the Company’s plans to develop and commercialize its product candidates or any potential future product candidates;
●	the potential results of preclinical studies and clinical trials and future regulatory and development milestones for the Company’s product candidates or any potential future product candidates;
●	the performance of third-party manufacturers, clinical research organizations, and other vendors;
●	the size and growth of the potential markets for the Company’s product candidates;
●	the rate and degree of market acceptance of any other future approved indications or products;
●	the Company’s ability to obtain and maintain additional regulatory approval of its product candidates or any future product candidates, and the labeling under any approval the Company may obtain;
●	the Company’s ability to maintain existing and establish additional collaborations for its product candidates or future product candidates;
●	the continued service of the Company’s key scientific or management personnel;
●	the Company’s ability to establish commercialization and marketing capabilities for any future approved products;
●	regulatory developments in the United States and foreign countries;
●	the Company’s ability to obtain and maintain coverage and adequate reimbursement from third-party payers and governments for any other future approved indications or products;
●	the Company’s planned use of its cash and cash equivalents and the clinical milestones it expects to fund with such proceeds;
●	the accuracy of its estimates regarding expenses, future revenues and capital requirements;
●	the Company’s ability to obtain funding for its operations;
●	the Company’s ability to obtain and maintain intellectual property protection for its product candidates or future product candidates and the Company’s ability to operate its business without infringing on the intellectual property rights of others;
●	the Company’s ability to maintain proper and effective internal controls over financial reporting and to remediate and prevent material weaknesses in the Company’s internal controls;
●	the success of competing drugs that are or may become available; and
●	the potential effects of any global health crises, geopolitical tensions and macroeconomic conditions on its business, operations, and clinical development and regulatory timelines and plans.

You should refer to the “Risk Factors” section therein for a discussion of material factors that may cause the Company’s actual results to differ materially from those expressed or implied by its forward-looking statements. As a result of these factors, the Company cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if the Company’s forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified time frame or at all. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that the Company references in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that the Company’s actual future results may be materially different from what it expects. The Company qualifies all of its forward-looking statements by these cautionary statements.

Overview

The Company is a clinical-stage biopharmaceutical company focused on the development of novel, oral, small molecule therapies targeting STAT3 to treat fibrosis-driven diseases with significant unmet need. Based upon Legacy Tvardi’s founder’s seminal work and deep understanding of the transcription factor STAT3, Tvardi has designed an innovative approach to directly inhibit STAT3, a highly validated, yet historically undruggable target. Leveraging this expertise, Tvardi is developing a pipeline of STAT3 inhibitors with a differentiated mechanism of action and convenient oral dosing. Tvardi’s lead product candidate, TTI-101, is currently in Phase 2 clinical development for the treatment of fibrosis-driven diseases, with an initial focus on idiopathic pulmonary fibrosis (“IPF”) and hepatocellular carcinoma (“HCC”). Tvardi expects to report unblinded data from its Phase 2 IPF clinical trial in the second half of 2025 and anticipates preliminary topline data from its Phase 1b/2 HCC clinical trial in the first half of 2026. Tvardi’s second product candidate, TTI-109, is also an oral, small molecule STAT3 inhibitor that is structurally related to, yet chemically distinct from, TTI-101 and is designed to enhance Tvardi’s ability to target STAT3. Tvardi expects to submit an Investigational New Drug application for TTI-109 in the first half of 2025.

Merger

On April 15, 2025, Cara, CT Convergence Merger Sub, Inc., a wholly owned subsidiary of Cara’s (the “Merger Sub”), and Tvardi Therapeutics, Inc. (“Legacy Tvardi”) consummated the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of December 17, 2024 (the “Merger Agreement”) following a Special Meeting (as described below) of its stockholders. Effective at 4:01 p.m. Eastern Time on April 15, 2025, Cara effected a 1-for-3 reverse stock split of its common stock (the “2025 Reverse Stock Split”) (as described below), and effective at 4:02 p.m. Eastern Time on April 15, 2025, Cara increased its authorized shares of common stock to 150,000,000. As a result of the 2025 Reverse Stock Split, every three shares of Cara’s common stock held by a stockholder immediately prior to the 2025 Reverse Stock Split were combined and reclassified into one share of Cara’s common stock. No fractional shares were issued in connection with the 2025 Reverse Stock Split. Any fractional shares resulting from the 2025 Reverse Stock Split were rounded down to the nearest whole number, and each stockholder of ours who would otherwise be entitled to a fraction of a share of common stock upon the 2025 Reverse Stock Split was entitled to receive a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise have been entitled multiplied by the closing price of Cara’s common stock on April 14, 2025.

Effective at 4:03 p.m. Eastern Time on April 15, 2025, pursuant to the Certificate of Merger, Merger Sub was merged with and into Legacy Tvardi and Legacy Tvardi became a wholly owned subsidiary of Cara (the “Merger”). Effective at 4:04 p.m. Eastern Time on April 15, 2025, Cara changed its name to “Tvardi Therapeutics, Inc.” (the “Name Change”). Following the completion of the Merger, the business conducted by Cara became primarily the business conducted by Legacy Tvardi, which is a clinical-stage biopharmaceutical company focused on the development of novel, oral small molecule therapies targeting STAT3 to treat fibrosis-driven diseases with significant unmet need.

Under the terms of the Merger, immediately prior to the effective time of the Merger, each share of Legacy Tvardi’s preferred stock was converted into one share of Cara’s common stock. At the effective time of the Merger, Cara issued an aggregate of 7,805,161 shares of its common stock to Legacy Tvardi’s stockholders and holders of outstanding convertible promissory notes (the “Convertible Notes”) of Legacy Tvardi, based on (i) an exchange ratio of 0.1341 shares of Cara’s common stock for each share of Legacy Tvardi common stock outstanding immediately prior to the Merger, including those shares of common stock issued upon conversion of the Legacy Tvardi preferred stock (but excluding shares of Legacy Tvardi’s common stock held (a) as treasury stock by Legacy Tvardi, (b) by Cara, Merger Sub, or any subsidiary of Cara or Legacy Tvardi or (c) as dissenting shares of Legacy Tvardi’s common stock) and (ii) the automatic conversion of the Convertible Notes, with an aggregate principal amount of approximately $28.3 million and approximately $0.8 million in accrued interest, into shares of Cara’s common stock pursuant to the terms of the Convertible Notes, resulting in approximately 9.4 million shares of the Company’s common stock being issued and outstanding immediately following the effective time of the Merger. Immediately following the Merger, Cara’s pre-Merger equity holders owned, in the aggregate, approximately 15.4% of the Company’s common stock, pre-Merger Legacy Tvardi equity holders owned, in the aggregate, approximately 72.0% of the Company’s common stock, and former holders of Convertible Notes owned, in the aggregate, approximately 12.5% of the Company’s common stock, in each case, calculated on a fully diluted basis.

Further, upon closing of the Merger, certain of the options to purchase Cara’s common stock held by non-executive employees and directors and restricted stock units held by directors fully vested, pursuant to the terms of the Merger Agreement. Additionally, the options and restricted stock units held by Cara’s remaining executives prior to the closing accelerated upon closing, pursuant to change-in-control language within preexisting employment agreements or separation agreements.

The issuance of the shares of Cara’s common stock to the former stockholders of Tvardi and the holders of the Convertible Notes was registered with the SEC on Cara’s Registration Statement on Form S-4 (File No. 333-283900), as amended and declared effective by the SEC on February 14, 2025 (the “Registration Statement”).

The shares of Cara’s common stock, which traded on the Nasdaq Capital Market through the close of business on Tuesday, April 15, 2025 under the ticker symbol “CARA,” commenced trading on The Nasdaq Capital Market on a post-2025 Reverse Stock Split adjusted basis under the ticker symbol “TVRD” on April 16, 2025. The Company’s common stock is represented by a new CUSIP number, 140755 307.

The foregoing description of the Merger and the Merger Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 on the Current Report on Form 8-K filed by Cara on December 18, 2024.

Closing of APA and Asset Disposition

As previously disclosed, on December 17, 2024, Cara and Cara Royalty Sub, LLC (“Cara Royalty Sub”, or together with Cara, each, a “Cara Seller” and together, the “Cara Sellers”), entered into the Asset Purchase Agreement (the “APA”) with Vifor Fresenius Medical Care Renal Pharma, Ltd., a majority-owned, indirect subsidiary of CSL Vifor, pursuant to which, at the consummation of the transaction, Cara Sellers sold to CSL Vifor certain assets and rights for the development, manufacture and commercialization of difelikefalin as well as certain associated liabilities (the “Asset Disposition”) for a purchase price of $0.9 million (subject to certain adjustments with respect to inventory). The Asset Disposition closed on April 15, 2025.

Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCRX Investments Holdco, L.P. and Healthcare Royalty Partners IV, L.P. (collectively, “HCR”) entered into a letter agreement with Cara providing that CSL Vifor and HCR would enter into an amended and restated purchase agreement to amend and replace the existing Purchase and Sale Agreement, dated as of November 1, 2023 (as amended, the “Original HCR Agreement”), by and among Cara Royalty Sub and HCR. Upon entering into the amended and restated purchase agreement, effective as of the closing of the Asset Disposition: (i) CSL Vifor became obligated to make certain payments to HCR from and after the date thereof relating to certain revenue and/or royalties from difelikefalin, (ii) each of the Contribution Agreement, the License Agreement and the Pledge Agreement (each as defined in the Original HCR Agreement) were terminated, and (iii) Sellers shall have no further payment or other obligations to HCR under the Original HCR Agreement. Additionally, pursuant to the APA, at the consummation of the Asset Disposition, Cara paid CSL Vifor $3.0 million to compensate CSL Vifor for the estimated incremental future expenses incurred by CSL Vifor as a result of the transfer of the assets acquired and the liabilities assumed by it in connection with the Asset Disposition.

Assignment of Difelikefalin Agreements

In connection with the APA and the Asset Disposition, Cara assigned the following agreements related to difelikefalin to CSL Vifor:

●	License Agreement dated April 4, 2013 and related API supply agreement by and between Cara and Maruishi Pharmaceutical Co., Ltd. (“Maruishi”);

●	License and API Supply Agreement effective as of April 16, 2012, as amended on May 1, 2012, by and between Cara and Chong Kun Dang Pharmaceutical Corporation (“CKDP”);

●	API Commercial Supply Agreement effective as of July 5, 2021 between Cara and Polypeptide Laboratories S.A. (“PPL”); and

●	Master Manufacturing Services Agreement (“MSA”), effective as of June 27, 2019 between Cara and Patheon UK Limited (“Patheon”);

The foregoing description of the APA and the Asset Disposition and related transactions does not purport to be complete and is qualified in its entirety by reference to the full text of the APA, which was filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Cara on December 18, 2024.

Additional Recent Changes to Cara’s Capital Stock

On December 19, 2024, Cara’s Board of Directors approved a one-for-twelve (12) reverse stock split (the “2024 Reverse Stock Split”) and corresponding reduction in the total number of authorized shares from 200,000,000 to 16,666,667 (the “Authorized Shares Reduction”). On December 30, 2024, Cara filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2024 Reverse Stock Split and Authorized Shares Reduction, and Cara’s common stock began trading on the Nasdaq Capital Market on a post-split basis as of December 31, 2024. On January 16, 2025, Cara received a letter from Nasdaq notifying it that it had regained compliance with the minimum bid price requirement as a result of the reverse stock split on December 30, 2024. The closing bid price of Cara’s common stock was at or above $1.00 per share for ten consecutive business days, and Nasdaq considered the matter closed.

All share and per share information have been retroactively adjusted within this Quarterly Report on Form 10-Q to give effect to the 2024 Reverse Stock Split and the 2025 Reverse Stock Split for all periods presented, unless otherwise indicated.

Following the close of the Merger, the Company’s total outstanding common stock was approximately 9.4 million shares.

Nasdaq Continued Listing Rules

Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders Equity Requirement”), or the alternative requirements of having a market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). On November 19, 2024, Cara received a letter from Nasdaq notifying it that it was not in compliance with the Stockholders’ Equity Requirement because its stockholders’ equity of $707,000, as reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million and it did not meet the Alternative Standards. As of March 31, 2025, Cara had negative stockholders’ equity of $8.1 million and therefore was not in compliance with the Stockholders’ Equity Requirement and, as of March 31, 2025, Cara did not meet the Alternative Standards.

As requested by Nasdaq, Cara subsequently submitted a plan to regain compliance to Nasdaq (the “Compliance Plan”). On January 14, 2025, based on the Compliance Plan, which contemplated the closing of the Merger between Cara and Tvardi on April 15, 2025, Nasdaq granted Cara an extension until May 19, 2025 to regain compliance with the Stockholders’ Equity Requirement. Based on the closing of the Merger on April 15, 2025, the Company believes it will be in compliance with the Stockholders’ Equity Requirement.

The Merger constituted a “change of control” for purposes of Nasdaq’s listing rules and requires that the combined company comply with all applicable criteria for initial listing on the Nasdaq Capital Market, including a higher Stockholders’ Equity Requirement. The parties believe they have satisfied each of the applicable listing criteria upon completion of the Merger such that the Company will remain listed on the Nasdaq Capital Market.

Post-Merger Business

As a result of the Merger, Cara’s historic business operations ceased, and the Company’s go-forward operations will be those of Legacy Tvardi.

The unaudited interim financial information included in this section are representative of Cara’s operations prior to the closing of the Merger, the adoption of the Company’s business plan and the commencement of conducting the Company’s business.

Components of Operating Results

The following discussion sets forth certain components of Cara’s Condensed Consolidated Statements of Comprehensive Loss as well as factors that impact those items.

Revenue

Cara generated revenue primarily from (1) collaborative revenue from its share of the profit generated by KORSUVA injection sales in the United States; (2) commercial supply revenue from Cara’s sales of commercial product to CSL Vifor, which is subsequently sold to wholesalers; (3) the receipt of upfront license fees and milestone payments; (4) royalty revenue in conjunction with sales of Kapruvia in Europe through September 30, 2023; and (5) clinical compound sales from certain license agreements.

Beginning in the fourth quarter of 2023, the revenue received under Cara’s agreements with CSL Vifor and Maruishi for royalty and sales-based milestone payments received in conjunction with ex-U.S. sales of KORSUVA/Kapruvia were recorded as other revenue and considered non-cash until Cara fulfilled its obligations under the Original HCR Agreement (see Note 9, Royalty Purchase and Sale Agreement, in this Quarterly Report on Form 10-Q).

As of March 31, 2025, Cara earned a total of $140.8 million in clinical development or regulatory milestone payments, clinical compound and commercial compound sales from certain license agreements, collaborative revenue from Cara’s share of the profit generated by KORSUVA injection sales, and royalty revenue (which ceased upon entry into the Original HCR Agreement during the fourth quarter of 2023).

Revenue from sales of KORSUVA injection was subject to uncertainties and depends on several factors, including the success of Cara’s and Cara’s commercial partners’ commercialization efforts in the United States, the number of new patients adopting or switching to KORSUVA injection, patient retention and sustained demand, the number of physicians prescribing KORSUVA injection, the rate of monthly prescriptions, reimbursement from third-party payors including the U.S. government, and market trends. More specifically, in December 2021, CMS granted TDAPA to KORSUVA injection in the anti-pruritic functional category. TDAPA went into effect on April 1, 2022, for two years. On October 27, 2023, CMS published the final CY 2024 rule, which finalized the post-TDAPA add-on payment as proposed in the draft CY 2024 rule. Under the final rule, TDAPA drugs in existing functional categories will receive a post-TDAPA add-on payment set at 65 percent of the total trailing 12-months expenditure levels for the given renal dialysis drug or biological product. The post-TDAPA add-on payment will be applied to all ESRD PPS payments and paid for 3 years, adjusted annually. The add-on payments for KORSUVA injection commenced on April 1, 2024. The anticipated unfavorable CMS reimbursement codified in the final CY 2024 rule resulted in a lack of sequential revenues growth for KORSUVA injection since its launch.

For the three months ended March 31, 2025, CSL Vifor recorded net sales of KORSUVA injection in the United States of approximately $2.4 million, which resulted in Cara’s profit share amount of $1.2 million. For the three months ended March 31, 2024, CSL Vifor recorded net sales of $1.8 million, which resulted in Cara’s profit share amount of $0.8 million. As a result of the final CY 2024 rule, Cara expected no meaningful revenue contribution from KORSUVA injection following the TDAPA period expiration.

As of March 31, 2025, Vifor International owned 205,465, or 13.5%, of Cara’s common stock. CSL Vifor and its affiliates are all considered related parties as of March 31, 2025 and December 31, 2024 (see Note 17 of Notes to Condensed Consolidated Financial Statements, Related Party Transactions, in this Quarterly Report on Form 10-Q).

Cost of Goods Sold (COGS)

COGS includes costs related to sales of Cara’s commercial product, KORSUVA injection, to CSL Vifor. Cara generally recognized costs related to the sales of KORSUVA injection upon receipt of shipment by CSL Vifor. Cara’s COGS for KORSUVA injection include the cost of producing commercial product that correspond with commercial supply revenue, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability, and quality testing. The related COGS for CSL Vifor associated with the net profit share arrangement as well as the marketing and distribution fee for the applicable period reduced Cara’s profit share revenue for the period.

There was no COGS for the three months ended March 31, 2025 as there were no commercial supply sales during the current period. For the three months ended March 31, 2024, Cara recorded commercial supply revenue of $0.6 million with associated COGS of $0.6 million.

Research and Development (R&D)

Cara’s R&D expenses relate primarily to the development of oral difelikefalin. R&D expenses consist of expenses incurred in performing R&D activities, including compensation and benefits for full-time R&D employees, clinical trial and related clinical manufacturing expenses, third-party formulation expenses or milestone payments, fees paid to CROs and other vendors and consultants, stock-based compensation for R&D employees and consultants, and other outside expenses.

Cara expensed R&D costs as incurred. Non-refundable advance payments for goods or services to be received in the future for use in R&D activities are deferred and capitalized. Cara expensed the capitalized amounts as the related goods are delivered or the services are performed. Most of Cara’s R&D costs have been external costs, which Cara tracked on a program-by program basis. Cara’s internal R&D costs were primarily compensation expenses for its full-time R&D employees. Cara did not track internal R&D costs on a program-by-program basis.

General and Administrative (G&A)

G&A expenses consisted primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, information technology (“IT”), and human resource functions. Other costs include legal fees, insurance costs, patent costs, and fees for accounting and consulting services.

Cara’s license agreements with CSL Vifor provided full U.S. commercialization rights of KORSUVA injection to CSL Vifor under profit-sharing arrangements. Under these profit-sharing arrangements, in consideration of CSL Vifor’s conduct of the marketing, promotion, selling and distribution of KORSUVA injection in the United States, Cara paid a marketing and distribution fee to CSL Vifor based on the level of annual net sales. This fee as well as CSL Vifor’s COGS were deducted from product sales in calculating the net profits that are subject to the profit-sharing arrangement

(see Note 11 of Notes to Condensed Consolidated Financial Statements, Collaboration and Licensing Arrangements, in this Quarterly Report on Form 10-Q).

Restructuring

In January 2024, Cara announced a workforce reduction of up to 50% of its employees in order to reduce its operating expenses and focus its efforts on development of oral difelikefalin in chronic pruritus associated with NP. On June 14, 2024, Cara’s Board of Directors approved a streamlined operating plan exploring strategic alternatives focused on maximizing shareholder value after Cara announced its decision to discontinue the clinical program in NP on June 12, 2024. Cara’s decision to discontinue the clinical program in NP followed the outcome from the dose-finding Part A of the KOURAGE-1 study evaluating the efficacy and safety of oral difelikefalin for moderate-to-severe pruritus in adult patients with NP in which oral difelikefalin did not demonstrate a meaningful clinical benefit at any dose compared to placebo. Cara’s decision was not related to any safety or medical issues, or negative regulatory feedback related to the Company’s NP program. In connection with the streamlined operating plan, Cara’s Board of Directors also approved a second reduction in its workforce by approximately 70%, which Cara substantially completed by June 30, 2024.

Restructuring expenses consisted of pre-tax severance and employee-related costs for those involuntary terminations associated with the discontinuation of Cara’s oral programs in atopic dermatitis and chronic kidney disease in December 2023 and January 2024, respectively, the discontinuation of Cara’s oral program in NP in June 2024, and the related workforce reductions in 2024 (see Note 16 of Notes to Condensed Consolidated Financial Statements, Commitments and Contingencies – Restructuring Activity, in this Quarterly Report on Form 10-Q).

Other Income, Net

Other income, net consists of interest and dividend income earned on Cara’s cash, cash equivalents, and marketable securities, realized gains and losses on the sale of marketable securities and property and equipment, as well as accretion of discounts/amortization of premiums on purchases of marketable securities. In the event Cara recorded a credit loss expense on its available-for-sale debt securities, those expenses would be offset against other income.

Non-cash Interest Expense on Liability Related to Sales of Future Royalties and Milestones

Non-cash interest expense on liability related to sales of future royalties and milestone payments, which were received in conjunction with ex-U.S. sales of KORSUVA/Kapruvia under Cara’s agreements with CSL Vifor and Maruishi, consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs resulting from the Original HCR Agreement (see Note 9, Royalty Purchase and Sale Agreement, in this Quarterly Report on Form 10-Q). This non-cash interest expense was recognized separately on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2025 and 2024.

Income Taxes

Historically, Cara’s benefit from income taxes related to state R&D tax credits exchanged for cash pursuant to the Connecticut R&D Tax Credit Exchange Program, which permits qualified small businesses engaged in R&D activities within Connecticut to exchange their unused R&D tax credits for a cash amount equal to 65% of the value of the exchanged credits.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended
	March 31,
	2025	2024	% change

	Dollar amounts in thousands
Collaborative revenue	$1,198	$788	52%
Commercial supply revenue	—	640	-100%
Clinical compound revenue	48	84	-43%
Other revenue	1,323	623	112%
Total revenue	$2,569	$2,135	20%

Collaborative Revenue

Cara recognized collaborative revenue of $1.2 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. This change in collaborative revenue for both periods was primarily related to Cara’s share of the profit from CSL Vifor’s sales of KORSUVA injection to third parties in the United States (see Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements, Collaboration and Licensing Agreements and Revenue Recognition, respectively, in this Quarterly Report on Form 10-Q).

Commercial Supply Revenue

There was no commercial supply revenue for the three months ended March 31, 2025. Cara recognized commercial supply revenue of $0.6 million for the three months ended March 31, 2024. This change in commercial supply revenue was related to Cara’s sales of KORSUVA injection to CSL Vifor and there were no commercial sales to CSL Vifor in the current period.

Clinical compound revenue

Cara recognized clinical compound revenue of approximately $48,000 and $84,000 for the three months ended March 31, 2025 and 2024, respectively, which were related to sales of clinical compound to Maruishi.

Other revenue

Cara recognized non-cash revenue of approximately $1.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, which represented royalty payments earned in conjunction with ex-U.S. sales of KORSUVA/Kapruvia under Cara’s agreements with CSL Vifor and Maruishi, which were sold to HCR under the Original HCR Agreement.

Cost of Goods Sold (COGS)

	Three Months Ended
	March 31,
	2025	2024	% change

	Dollar amounts in thousands
Cost of goods sold	$—	$620	-100%

There was no COGS recorded for the three months ended March 31, 2025 as there were no commercial supply sales to CSL Vifor in the current period. Cara recorded COGS of $0.6 million for the three months ended March 31, 2024, which were related to Cara’s commercial supply revenue for KORSUVA injection sales to CSL Vifor for the prior period.

Research and Development Expense

	Three Months Ended
	March 31,
	2025	2024	% change

	Dollar amounts in thousands
Direct clinical trial costs	$303	$15,655	-98%
Consultant services in support of clinical trials	—	579	-100%
Stock-based compensation	—	759	-100%
Depreciation and amortization	—	12	-100%
Other R&D operating expenses	16	4,959	-100%
Total R&D expense	$319	$21,964	-99%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the $15.9 million decrease in direct clinical trial costs and consultant services in support of clinical trials was primarily due to the discontinuation of all of Cara’s clinical programs. The decrease in stock-based compensation expense was primarily related to the reductions in workforce in 2024 as there were no R&D employees during the three months ended March 31, 2025. Stock-based compensation for the prior period also included performance-based restricted stock units that were achieved during the three months ended March 31, 2024. The decrease in other R&D operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily related to decreases in payroll and related costs, travel costs and other related conference costs.

The following table summarizes Cara’s R&D expenses by program for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	% change

	Dollar amounts in thousands
External research and development expenses:
Oral difelikefalin – Pruritus	$303	$16,216	-98%
Internal research and development expenses	16	5,748	-100%
Total research and development expenses	$319	$21,964	-99%

General and Administrative Expenses

	Three Months Ended
	March 31,
	2025	2024	% change

	Dollar amounts in thousands
Professional fees and public/investor relations	$1,528	$1,157	32%
Stock-based compensation	1,426	2,586	-45%
Depreciation and amortization	—	30	-100%
Other G&A operating expenses	1,682	3,043	-45%
Total G&A expense	$4,636	$6,816	-32%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the increase in professional fees and public investor relations was primarily due to increases in legal costs associated with the Merger, partially offset by decreases in consultants’ costs and accounting and auditing fees. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the decrease in stock compensation expense was primarily related to the reduction in workforce in 2024. Stock-based compensation for the prior period also included performance-based restricted stock units that were achieved during the three months ended March 31, 2024. The decrease in other G&A operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to decreases in payroll and related costs and insurance costs, partially offset by increases in franchise taxes.

Restructuring Expenses

	Three Months Ended
	March 31,
	2025	2024	% change

	Dollar amounts in thousands
Restructuring expenses	$—	$2,401	-100%

There were no restructuring expenses recorded during the three months ended March 31, 2025. For the three months ended March 31, 2024, restructuring expenses were $2.4 million, which were related to Cara’s strategic prioritization of NP at the time and the associated workforce reduction in the first quarter of 2024.

Other Income, Net

	Three Months Ended
	March 31,
	2025	2024	% change

	Dollar amounts in thousands
Other income, net	$347	$952	-64%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the decrease in other income, net was primarily due to a decrease in interest income resulting from a lower balance in Cara’s portfolio of investments in 2025 as compared to 2024, as well as accretion income earned in 2024.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties and Milestones

	Three Months Ended March 31,
	2025	2024	% change

	Dollar amounts in thousands
Non-cash interest expense on liability related to sales of future royalties and milestones	$2,867	$1,982	45%

Cara recognized $2.9 million and $2.0 million of non-cash interest expense on the liability related to sales of future royalties and milestones for the three months ended March 31, 2025 and 2024, respectively, which represented imputed interest on the carrying value of the liability to HCR, and the amortization of the related issuance costs associated with the Original HCR Agreement (see Note 9 Royalty Purchase and Sale Agreement, in this Quarterly Report on Form 10-Q).

Benefit from Income Taxes

Cara did not exchange its R&D tax credit for cash for the three months ended March 31, 2025 and 2024, therefore there was no benefit from income taxes for each of the three months ended March 31, 2025 and 2024.

Cara recognized a full valuation allowance against deferred tax assets at March 31, 2025 and December 31, 2024. The tax benefit related to the exercise of stock options is recognized as a deferred tax asset that is offset by a corresponding valuation allowance. As such, Cara’s effective tax rate is zero for each of the three months ended March 31, 2025 and 2024.

Capital Requirements, Liquidity, and Capital Resources

Since its inception, Cara incurred significant operating and net losses. Cara incurred net losses of $4.9 million and $30.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, Cara had an accumulated deficit of $760.5 million.

As a result of the Merger, Cara’s historic business operations ceased, and the Company’s go-forward operations will be those of Legacy Tvardi. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as the Company advances the clinical development of its product candidates. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing the Company’s product candidates to support commercialization and providing general and administrative support for the Company’s operations, including the costs associated with operating as a public company following the closing of the Merger. As a result, the Company will need additional capital to fund its operations, which the Company may seek to obtain from equity or debt financings, collaborations, licensing arrangements or other sources.

Sources of Liquidity

Since its inception, Legacy Tvardi has not generated any revenue from product sales or any other sources and has incurred significant operating losses. Legacy Tvardi has not yet commercialized any products and does not expect to generate revenue from sales of any product candidates for several years, if ever. Through the closing of the Merger, Legacy Tvardi financed its operations primarily through the issuance and sale of its preferred stock and convertible debt, for total gross proceeds of $111.7 million and in connection with the closing of the Merger, received approximately $23.8 million of cash and cash equivalents from Cara. Prior to the issuance of the Convertible Notes in December 2024, previously outstanding convertible debt was converted into preferred stock in 2018 and 2021. To date, Legacy Tvardi has devoted substantially all of its efforts and financial resources to developing its product candidates and establishing its corporate infrastructure. As of April 30, 2025, the Company had $45.7 million in cash and cash equivalents and short-term investments.

Funding Requirements

As a result of the Merger, Cara’s historic business operations ceased, and the Company’s go-forward business operations will be of Legacy Tvardi. The Company’s primary uses of cash are to fund its operations, which consist primarily of research and development costs related to the development of its product candidates, and, to a lesser extent, general and administrative costs. Legacy Tvardi has incurred net losses since inception. The Company’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its clinical development activities and other research and development activities. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in research and development activities. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Given the inherent uncertainties in the forecast, the Company considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has based this estimate on assumptions that may prove to be wrong.

In April 2025, as further discussed above, the Company completed its Merger with Cara, through which it received approximately $23.8 million in cash and cash equivalents. The Company will require additional funding in order to finance operations and complete its ongoing and planned clinical trials. The Company plans to seek additional funding through equity offerings or debt financings, credit or loan facilities, and strategic alliances and licensing arrangements. However, there can be no assurance that such funding will be available to the Company, will be obtained on terms favorable to the Company, or will provide the Company with sufficient funds to meet its objectives.

The Company anticipates that it will continue to incur significant and increasing expenses for the foreseeable future as it continues to advance its product candidates, expand its corporate infrastructure, including the costs associated with being a public company, further the Company’s research and development initiatives for its product candidates and incur costs associated with the potential commercialization of its product candidates, if approved. The Company is subject to all of the risks typically related to the development of new drug candidates, and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company anticipates that it will need substantial additional funding in connection with its continuing operations. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If the Company raises additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If the Company raises additional capital through debt financing, it may be subject to covenants or other restrictions limiting its ability to engage in specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on the Company’s financial condition and on its ability to pursue its business plans and strategies. If the Company is unable to raise capital, it will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, the Company is unable to estimate the exact amount of its operating capital requirements.

The Company’s future funding requirements will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for its potential future product candidates;

●	the clinical development plans the Company establishes for its product candidates;

●	the timelines of its clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by marketplace conditions, including the effects of health epidemics, or other geopolitical and macroeconomic conditions;

●	the cost and capital commitments required for manufacturing its product candidates at clinical and if, approved, commercial scales;

●	the number and characteristics of product candidates that the Company develops;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	whether the Company is able to enter into future collaboration agreements and the terms of any such agreements;

●	the ability to achieve and timing of achieving a favorable pricing and reimbursement decision by the pricing authorities in the markets of interest;

●	the cost of filing, prosecuting, defending and enforcing its patent claims and other intellectual property rights, including patent infringement actions brought by third parties against the Company or its product candidates;

●	the effect of competing technological and market developments;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which the Company may receive regulatory approval in regions where it chooses to commercialize its products on its own.

A change in the outcome of any of these or other variables with respect to the development of any of the Company’s current and future product candidates could significantly change the costs and timing associated with the development of that product candidate. See the section titled “Risk Factors” for additional risks associated with the Company’s substantial capital requirements.

Cara’s Material Cash Requirements

The discussion below summarizes Cara’s contractual obligations and commitments as of March 31, 2025.

During the fourth quarter of 2023, Cara, through its wholly-owned subsidiary Cara Royalty Sub, entered into the Original HCR Agreement with HCR pursuant to which Cara Royalty Sub sold to HCR certain of its rights to the Royalties, due and payable to Cara Royalty Sub (as its assignee) under the Cara’s agreements with CSL Vifor and Maruishi, in exchange for up to $40.0 million. Cara retained all of its rights, title and interest in, to and under the Covered License Agreements that relate to any non-intravenous formulation of difelikefalin. These future payments to HCR were not considered short-term or long-term cash requirements as of March 31, 2025, since the amounts and timing of royalty and milestone payments received under the agreements with CSL Vifor and Maruishi could change in the future as they were subject to CSL Vifor’s and Maruishi’s commercialization efforts. Pursuant to the APA, in connection with the consummation of the Asset Disposition, CSL Vifor and HCR entered into a letter agreement with Cara to amend and replace the Original HCR Agreement (see “Closing of APA and Asset Disposition” above).

All future payments to HCR subsequent to April 15, 2025, including other non-cash revenue earned by Cara in the first quarter of 2025, will be made by CSL Vifor. As a result, Cara fully reserved for approximately $0.4 million of accounts receivable, net – related party by recording bad debt expense on April 15, 2025 for CSL Vifor, and also fully reserved for approximately $1.0 million of other receivables by recording bad debt expense on April 15, 2025 for Maruishi since Cara will not receive any future revenue payments to pay HCR.

Upon the consummation of the Merger, Cara was required to make change of control severance payments to all former Cara employees in the aggregate amount of approximately $5.7 million, which included estimated COBRA premiums of approximately $0.3 million. An additional $2.0 million of success and legal fees were paid to Piper Sandler as a result of the consummation of the Merger.

Cara did not have any other requirements or off-balance sheet arrangements that had or were reasonably likely to have a material current or future effect on Cara’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources as of March 31, 2025.

Cash Flows

The following is a summary of the net cash flows (used in) provided by Cara’s operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	Dollar amounts in thousands
Net cash used in operating activities	$(4,692)	$(30,453)
Net cash provided by investing activities	—	25,951
Net cash provided by (used in) financing activities	1,006	(685)
Net decrease in cash, cash equivalents and restricted cash	$(3,686)	$(5,187)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025 consisted primarily of a net loss of $4.9 million and a $4.1 million cash outflow from net changes in operating assets and liabilities, partially offset by a $4.3 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a decrease in accounts payable and accrued expenses of $2.8 million for payments made in the first quarter of 2025, a cash outflow of $1.1 million relating to increases in prepaid expenses, and an increase in accounts receivable, net – related party of $0.8 million. Net non-cash charges primarily consisted of non-cash interest expense related to the Original HCR Agreement of $2.9 million and stock-based compensation expense of $1.4 million.

Net cash used in operating activities for the three months ended March 31, 2024 consisted primarily of a net loss of $30.7 million and a $4.9 million cash outflow from net changes in operating assets and liabilities, partially offset by a $5.1 million cash inflow from net non-cash charges. The change in operating assets and liabilities primarily consisted of a decrease of $10.2 million in accounts payable and accrued expenses due to operating payments made during the period, partially offset by a decrease in prepaid expenses of $2.4 million, primarily related to a decrease in prepaid clinical costs, an increase of $1.7 million for lease incentives reimbursed to Cara, and a decrease in accounts receivable, net – related party of $1.0 million. Net non-cash charges primarily consisted of stock-based compensation expense of $3.3 million and the noncash interest expense related to the Original HCR Agreement of $2.0 million.

Net cash provided by investing activities

There was no net cash provided by investing activities for the three months ended March 31, 2025.

Net cash provided by investing activities was $26.0 million for the three months ended March 31, 2024, which primarily included cash inflows of $59.0 million from maturities of available-for-sale marketable securities, partially offset by cash outflows of $32.2 million for the purchases of available-for-sale marketable securities and $0.8 million for the purchases of property and equipment.

Net cash provided by (used in) provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 consisted of proceeds of $2.5 million received from a milestone payment from HCR under the royalty purchase and sale agreement, partially offset by payments made to HCR under the royalty purchase and sale agreement of approximately $1.5 million.

Net cash used in financing activities for the three months ended March 31, 2024 consisted of payments made to HCR under the royalty purchase and sale agreement of approximately $0.7 million.

Recent Accounting Pronouncements

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements, Basis of Presentation, in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The preparation of Cara’s condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and its discussion and analysis of financial condition and results of operations require Cara to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Cara based its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from Cara’s estimates, judgments, and assumptions. Cara periodically reviews its estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, in Cara’s Annual Report describes the significant accounting policies and methods used in the preparation of Cara’s condensed consolidated financial statements.

Cara defines its critical accounting estimates as those subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on Cara’s financial condition and results of operations as well as the specific manner in which Cara applies U.S. GAAP. Cara’s critical accounting policies that require significant judgments and estimates are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Cara’s Annual Report and in Note 2 to Cara’s audited financial statements contained in its Annual Report. There have been no significant changes to Cara’s critical accounting policies that require significant judgments and estimates from those disclosed in its Annual Report.

Accounting Pronouncements Recently Adopted; Recent Accounting Pronouncements Not Yet Adopted

Refer to Note 2 of Notes to Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q, as well as Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies in Cara’s Annual Report for a full description of accounting pronouncements recently adopted, and issued but not yet adopted, if applicable.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Historically, Cara invested substantially all of its cash reserves in a variety of available-for-sale marketable securities, including investment-grade debt instruments, principally corporate bonds, commercial paper, municipal bonds and direct obligations of the U.S. government and U.S. government-sponsored entities, and in cash equivalents. As of March 31, 2025 and December 31, 2024, Cara did not invest in any available-for-sale marketable securities.

Cara maintained an investment portfolio in accordance with its investment policy, which included guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The primary objectives of Cara’s investment policy were to preserve principal, maintain proper liquidity and to meet operating needs. Cara’s investments were subject to interest rate risk and would decrease in value if market interest rates increased. However, due to the conservative nature of Cara’s investments in money market funds, Cara did not believe it was materially exposed to changes in interest rates related to its investments. As a result, Cara did not use interest rate derivative instruments to manage exposure to interest rate changes.

Duration is a sensitivity measure that can be used to approximate the change in the fair value of a security that will result from a change in interest rates. Applying the duration model, a hypothetical 100 basis point, or 1%, increase in interest rates as of March 31, 2025 and December 31, 2024, would have resulted in immaterial decreases in the fair values of Cara’s portfolio of investments at those dates.

Credit Quality Risk

Although Cara’s investments were subject to credit risk, its investment policy specified credit quality standards for its investments and limited the amount of credit exposure from any single issue, issuer or type of investment. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase would subject Cara to the risk of not being able to recover the full principal value of the security. As of March 31, 2025 and December 31, 2024, Cara only invested in money market funds and did not invest in available-for-sale marketable securities. As a result, Cara did not record any charges to credit loss expense as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, Cara had accounts receivable, net - related party from CSL Vifor of approximately $1.2 million and $0.4 million, respectively, which primarily related to profit-sharing revenue from sales of KORSUVA injection in the United States by CSL Vifor and royalty payments earned from CSL Vifor in the royalty payments from CSL Vifor in the current period, and royalty payments earned from CSL Vifor in the prior period. Cara also had approximately $1.0 million recorded within other receivables for Japan royalties/milestones owed to Cara from Maruishi which was included within other receivables as of March 31, 2025 and December 31, 2024, respectively. Cara believed that credit risk associated with CSL Vifor and Maruishi were not significant. Cara reviewed the need for an allowance for credit losses for any receivable based on various factors including payment history and historical bad debt experience. Cara had an insignificant allowance for credit losses as of March 31, 2025 and December 31, 2024.

All future payments to HCR subsequent to April 15, 2025, including other non-cash revenue earned by Cara in the first quarter of 2025, will be made by CSL Vifor. As a result, Cara fully reserved for approximately $0.4 million of accounts receivable, net – related party by recording bad debt expense on April 15, 2025 for CSL Vifor, and also fully reserved for approximately $1.0 million of other receivables by recording bad debt expense on April 15, 2025 for Maruishi since Cara will not receive any future revenue payments to pay HCR.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2025. As discussed above, the unaudited interim financial statements included in this Quarterly Report on Form 10-Q are those of Cara prior to the Merger because the Merger was consummated after the period covered by the unaudited interim financial statements. Accordingly, management has excluded Legacy Tvardi from its assessment of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025.

Based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Controls and Procedures

Management, including the Company’s principal executive officer and principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Because of the inherent limitations of the effectiveness of all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

Merger Proceedings

Two lawsuits were filed in the Supreme Court of the State of New York, County of New York, on March 5 and March 6, 2025 by two purported stockholders of Cara in connection with the Merger. The lawsuits are captioned Joseph Clark v. Cara Therapeutics, Inc., et al., No. 651260/2025 (the “Clark Complaint”), and Michael Kent v. Cara Therapeutics, Inc., et al., No. 651272/2025 (the “Kent Complaint” and, together with the Clark Complaint, the “Complaints”). Both Complaints named as defendants Cara and the members of the Cara board of directors as defendants. The plaintiffs contended that the Proxy Statement/Prospectus omitted or misrepresented material information regarding the Merger, rendering the Proxy Statement/Prospectus false and misleading, and assert claims under New York state law.

Between December 20, 2024 and March 19, 2025, Cara received thirteen demands and three draft complaints from purported stockholders of Cara (collectively, the “Demands”) making substantially similar allegations as in the Complaints regarding the disclosures in the Proxy Statement/Prospectus related to the Merger and assert claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.

The Company cannot predict the outcome of any litigation or the Demands. The Company and the individual defendants intend to vigorously defend against the allegations made in the Complaints, the Demands, and any subsequently filed similar actions. It is possible additional lawsuits may be filed or additional demand letters may be received arising out of the Merger. Absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.

Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

Other Proceedings

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of its business. The Company is not currently a party or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Company’s other public filings in evaluating the Company’s business. The occurrence of any of the events or developments described below could harm the Company’s business, financial condition, results of operations and growth prospects. In such an event, the market price of the Company’s common stock could decline. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations and the market price of the Company’s common stock.

Summary Risk Factors

●	Legacy Tvardi has a limited operating history, which may make it difficult to evaluate the Company’s prospects and likelihood of success.

●	Legacy Tvardi has not generated any revenue to date and the Company may never become or remain profitable.

●	The Company’s financial condition raises substantial doubt as to its ability to continue as a going concern.

●	The Company will require substantial additional capital to fund its operations. If the Company is unable to raise such capital when needed, or on acceptable terms, it may be forced to delay, reduce and/or eliminate one or more of its research and drug development programs, future commercialization efforts or other operations.

●	The Company’s business is highly dependent on the success of its product candidates, TTI-101 and any other product candidates that it advances into the clinic. All of the Company’s product candidates will require significant additional preclinical and clinical development before the Company may be able to seek regulatory approval for and launch a product commercially.

●	Preclinical and clinical development involves a lengthy, complex and expensive process, with an uncertain outcome.

●	The Company’s ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of its product candidates.

●	Interim, blinded and preliminary data from the Company’s clinical trials that it announces or publishes from time to time may change as more patient data become available or as additional analyses are conducted and as the data are subject to audit and verification procedures that could result in material changes in the final data.

●	Positive results from early preclinical studies and clinical trials of the Company’s current or future product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of the Company’s current or future product candidates. If the Company cannot replicate the positive results from its preclinical studies or early clinical trials of current or future product candidates in future clinical trials, it may be unable to successfully develop, obtain regulatory approval for and commercialize any current or future product candidates.

●	Although the Company has received U.S. orphan drug designation for TTI-101 for IPF and HCC, it may be unable to obtain and maintain orphan drug designation for its other product candidates and, even if the Company obtains such designation, it may not be able to realize the benefits of such designation, including potential marketing exclusivity of its product candidates, if approved.

●	Although the Company has received a Fast Track designation from the U.S. Food and Drug Administration (“FDA”), for TTI-101 for HCC and intends to seek Fast Track designation for TTI-109 for HCC, it may not benefit from a faster development or regulatory review or approval process and a Fast Track designation does not increase the likelihood that its product candidates will receive marketing approval.

●	The regulatory approval process is highly uncertain, and the Company may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize TTI-101, TTI-109 or any current or future product candidates. Even if the Company believes that its current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

●	The Company does not currently own or in-license any composition of matter patent protection for the TTI-101 molecule. As such, the Company relies solely upon patents related to methods of use, manufacturing and pharmaceutical compositions.

●	It is difficult and costly to protect the Company’s intellectual property and its proprietary technologies, and the Company may not be able to ensure their protection.

●	The Company relies on third parties to conduct certain aspects of its preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, the Company may not be able to obtain regulatory approval of or commercialize any potential product candidates.

●	Legacy Tvardi identified material weaknesses in its internal control over financial reporting, and, following the Merger, such material weaknesses must be remediated by the Company. If the Company fails to remediate these material weaknesses, or if it experiences additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting in the future, the Company may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence in the Company and, as a result, the value of its common stock.

●	The market price of the Company’s common stock is expected to be volatile;

●	The Company will incur costs and demands upon management as a result of complying with the laws, rules and regulations affecting public companies;

●	An active trading market for the Company’s common stock may not develop and its stockholders may not be able to resell their shares of common stock for a profit, if at all;

●	Future sales of shares by existing stockholders could cause the Company’s stock price to decline; and

●	If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the Company, its business or its market, its stock price and trading volume could decline.

Risks Related to the Company’s Financial Position and Need for Additional Capital

Legacy Tvardi has incurred significant net losses since inception, and the Company expects to continue to incur significant net losses for the foreseeable future.

Development of biopharmaceutical product candidates is a highly speculative undertaking and involves a substantial degree of risk. The Company is still in the early stages of development of its product candidates and its lead product candidate, TTI-101, is only in Phase 2 clinical trials for idiopathic pulmonary fibrosis (“IPF”), and hepatocellular carcinoma (“HCC”). The Company has no products approved for commercial sale and has not generated any revenue to date. The Company has incurred significant net losses since its inception and has financed operations principally through equity and debt financing. The Company continues to incur significant research and development and other expenses related to its ongoing operations. Legacy Tvardi’s net loss was $9.6 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, it had an accumulated deficit of $101.8 million. The Company has devoted substantially all of its resources and efforts to research and development, and expects that it will be several years, if ever, before the Company has a commercialized product candidate and generates revenue from sales. Even if the Company receives marketing approval for and commercializes one or more of its product candidates, the Company expects that it will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.

The Company expects to continue to incur significant losses for the foreseeable future, and anticipates that its expenses will increase substantially if, and as, it:

●	advances TTI-101, TTI-109 and its other product candidates through clinical development, and, if successful, later-stage clinical trials;

●	discovers and develops additional product candidates;

●	advances its preclinical development programs into clinical development;

●	experiences delays or interruptions to preclinical studies, clinical trials, receipt of services from its third-party service providers on whom the Company relies or its supply chain;

●	seeks and maintains regulatory approvals for any product candidates that successfully complete clinical trials;

●	commercializes TTI-101, TTI-109, any other product candidates and any future product candidates, if approved;

●	increases the amount of research and development activities to identify and develop product candidates;

●	hires additional clinical development, quality control, scientific and management personnel;

●	expands its operational, financial and management systems and increases personnel, including personnel to support its clinical development and manufacturing efforts and operations as a public company;

●	establishes a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which it may obtain marketing approval and intends to commercialize on its own or jointly with third parties;

●	maintains, expands and protects its intellectual property portfolio;

●	invests in or in-licenses other technologies or product candidates;

●	continues to build out its organization to engage in such activities; and

●	incurs additional legal, accounting, investor relations and other general and administrative expenses associated with operating as a public company.

Legacy Tvardi has a limited operating history, which may make it difficult to evaluate the Company’s prospects and likelihood of success.

The Company is a clinical-stage biopharmaceutical company with a limited operating history. Legacy Tvardi was incorporated in 2017, has no products approved for commercial sale and has not generated any revenue to date. The Company’s operations to date have been limited to organizing and staffing its company, business planning, raising capital, establishing its intellectual property portfolio and performing research and development of its product candidates, signaling and biology, medicinal chemistry and clinical insights to discover and develop novel therapies for the treatment of fibrosis-driven diseases, including IPF and certain cancers. The Company’s most advanced product candidate, TTI-101, is in clinical development for the treatment of IPF and HCC, and in preclinical development for the treatment of certain solid tumors. The Company’s second product candidate, TTI-109, is still in preclinical development. Both programs will require substantial additional development and clinical research time and resources before the Company would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. All of the Company’s product candidates are still in preclinical and early clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product or arrange for a third party to do so on the Company’s behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, the Company may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, the Company has no meaningful history of operations upon which to evaluate its business, and predictions about any future success or viability may not be as accurate as they could be if the Company had a longer operating history or a history of successfully developing and commercializing drug products.

Legacy Tvardi has not generated any revenue to date and the Company may never become or remain profitable.

The Company’s ability to become profitable depends upon its ability to generate revenue. To date, Legacy Tvardi has not generated any revenue. The Company does not expect to generate significant product revenue unless or until it successfully completes clinical development and obtains regulatory approval of, and then successfully commercializes, at least one of its product candidates. All of its product candidates will require additional preclinical studies or clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before it can generate any revenue from product sales. The Company will face significant development risk as its product candidate advances through clinical development. The Company’s ability to generate revenue depends on a number of factors, including, but not limited to:

●	timely completion of its preclinical studies and current and future clinical trials, which may be significantly slower or more costly than currently anticipated and will depend substantially upon the performance of third-party contractors;

●	the Company’s ability to complete IND application-enabling studies and successfully submit INDs or comparable applications to allow it to initiate clinical trials for current or any future product candidates;

●	whether the Company is required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of its product candidates or any future product candidates;

●	the Company’s ability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authorities the safety, potency, purity and acceptable risk-to-benefit profile of its product candidates or any future product candidates;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with its product candidates or future product candidates;

●	the timely receipt of necessary marketing approvals from the FDA or similar foreign regulatory authorities;

●	the willingness of physicians, operators of clinics and patients to utilize or adopt any of the Company’s product candidates or future product candidates as potential cancer treatments;

●	the Company’s ability and the ability of third parties with whom it contracts to manufacture adequate clinical and commercial supplies of its product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMPs”);

●	the Company’s ability to successfully develop a commercial strategy and thereafter commercialize its product candidates or any future product candidates in the United States and internationally, if licensed for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others; and

●	the Company’s ability to establish and enforce intellectual property rights in and to its product candidates or any future product candidates.

To become and remain profitable, the Company must develop and eventually commercialize products with significant market potential. This will require it to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which it may obtain marketing approval and satisfying any post-marketing requirements. The Company may never succeed in any or all of these activities and, even if it does, it may never generate revenue that is significant enough to achieve profitability. If the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company’s failure to become and remain profitable would decrease the value of the company and could impair its ability to raise capital, maintain research and development efforts, expand its business or continue its operations.

The Company’s financial condition raises substantial doubt as to its ability to continue as a going concern.

As a result of the Merger, Cara’s historic business operations ceased, and the Company’s go-forward business operations will be of Legacy Tvardi. The Company’s primary uses of cash are to fund its operations, which consist primarily of research and development costs related to the development of its product candidates, and, to a lesser extent, general and administrative costs. The Company’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its clinical development activities and other research and development activities. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in research and development activities. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Given the inherent uncertainties in the forecast, the Company considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has based this estimate on assumptions that may prove to be wrong.

In April 2025, as further discussed above, the Company completed its Merger with Cara, through which it received approximately $23.8 million in cash and cash equivalents. The Company will require additional funding in order to finance operations and complete its ongoing and planned clinical trials. The Company plans to seek additional funding through equity offerings or debt financings, credit or loan facilities, and strategic alliances and licensing arrangements. However, there can be no assurance that such funding will be available to the Company, will be obtained on terms favorable to the Company, or will provide the Company with sufficient funds to meet its objectives.

The Company will require substantial additional capital to fund its operations. If the Company is unable to raise such capital when needed, or on acceptable terms, it may be forced to delay, reduce and/or eliminate one or more of its research and drug development programs, future commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. The Company’s operations have consumed substantial amounts of cash since inception. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it conducts its planned clinical trials of TTI-101, TTI-109 and any future product candidates that it may develop, seek regulatory approvals for its product candidates and launch and commercialize any products for which it receives regulatory approval. The Company also expects to incur additional costs associated with operating as a public company. Accordingly, it will need to obtain substantial additional funding in order to maintain its continuing operations. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate one or more of its research and drug development programs or future commercialization efforts.

As of March 31, 2025, Legacy Tvardi had cash and cash equivalents and short-term investments of approximately $11.4 million and $10.9 million, respectively, and the Company will require additional capital in order to complete clinical development of any of its current programs. The Company’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of its product candidates is highly uncertain, the Company is unable to estimate the actual funds it will require for development, marketing and commercialization activities. The Company’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for its product candidates;

●	the clinical development plans the Company establishes for its product candidates;

●	the timelines of its clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by marketplace conditions, including the effects of health epidemics, or other geopolitical and macroeconomic conditions;

●	the cost and capital commitments required for manufacturing its product candidates at clinical and, if approved, commercial scales;

●	the number and characteristics of product candidates that the Company develops;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	whether the Company is able to enter into future collaboration agreements and the terms of any such agreements;

●	the ability to achieve and timing of achieving a favorable pricing and reimbursement decision by the pricing authorities in the markets of interest;

●	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, including patent infringement actions brought by third parties against the Company or its product candidates;

●	the effect of competing technological and market developments;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which the Company may receive regulatory approval in regions where it chooses to commercialize its products on its own.

The Company does not have any committed external source of funds or other support for its development efforts and cannot be certain that additional funding will be available on acceptable terms, or at all. Until the Company can generate sufficient revenue to finance its cash requirements, which it may never do, it expects to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of its common stockholders. Further, to the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to the Company. The Company also may be required to seek collaborators for any of its product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that it otherwise would seek to develop or commercialize alone. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and geopolitical conflicts or other factors, could also adversely impact the Company’s ability to access capital when and in the amounts needed. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, it may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates or one or more of its other research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

The amount of the Company’s future losses is uncertain, and its quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause its stock price to fluctuate or decline.

The Company’s quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of its control and may be difficult to predict, including the following:

●	the timing and success or failure of clinical trials for its product candidates or competing product candidates;

●	the Company’s ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

●	the Company’s ability to obtain marketing approval for its product candidates, and the timing and scope of any such approvals it may receive;

●	the timing and cost of, and level of investment in, research and development activities relating to its product candidates, which may change from time to time;

●	the cost of manufacturing its product candidates, which may vary depending on the difficulty of manufacturing, quantity of production and the terms of its agreements with manufacturers;

●	the Company’s ability to attract, hire and retain qualified personnel;

●	expenditures that the Company will or may incur to develop additional product candidates;

●	the level of demand for its product candidates should they receive approval, which may vary significantly;

●	the risk/benefit profile, cost and reimbursement policies with respect to its product candidates, if approved;

●	existing and potential future therapeutics that compete with its product candidates;

●	changes in the competitive landscape of the Company’s industry, including consolidation among competitors or partners;

●	general market conditions or extraordinary external events, such as recessions or the effects of health epidemics;

●	the changing and volatile U.S. and global economic and political environments; and

●	future accounting pronouncements or changes in its accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in the Company’s quarterly and annual operating results. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in it failing to meet the expectations of industry or financial analysts or investors for any period. If the Company’s revenue or operating results fall below the expectations of analysts or investors or below any forecasts the Company may provide to the market, or if the forecasts the Company provides to the market are below the expectations of analysts or investors, the price of its common stock could decline substantially. Such a stock price decline could occur even when the Company has met any previously publicly stated guidance it may provide.

Risks Related to Research and Development and the Biopharmaceutical Industry

The Company’s business is highly dependent on the success of its product candidates, TTI-101 and any other product candidates that it advances into the clinic. All of the Company’s product candidates will require significant additional preclinical and clinical development before the Company may be able to seek regulatory approval for and launch a product commercially.

The Company is currently conducting Phase 2 clinical trials of TTI-101 in IPF and HCC, has no products that are approved for commercial sale and may never be able to develop marketable products. The Company is early in its development efforts and has only one product candidate, TTI-101, in early clinical development and one product candidate, TTI-109, in preclinical development. If TTI-101, TTI-109 or any of its other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, the Company’s development plans and business would be significantly harmed.

Before the Company can generate any revenue from sales of its product candidates, TTI-101, TTI-109 or any of its other product candidates, it must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of its product candidates are approved, it must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and the Company may not have the financial resources to continue development of its product candidates.

The Company may experience setbacks that could delay or prevent regulatory approval of the extent of regulatory protection for or its ability to commercialize, its product candidates, including:

●	negative or inconclusive results from preclinical studies or clinical trials or the clinical trials of others for product candidates similar to the Company’s, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

●	undesirable product-related side effects experienced by subjects in the Company’s clinical trials or by individuals using drugs or therapeutics similar to its product candidates;

●	poor efficacy of the Company’s product candidates during clinical trials;

●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from FDA or other comparable foreign regulatory authorities to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

●	conditions imposed by the FDA or comparable foreign regulatory authorities regarding the scope or design of the Company’s clinical trials;

●	delays in enrolling subjects in clinical trials, including due to operational challenges or competition with other clinical trials;

●	high drop-out rates or screening failures of subjects from clinical trials;

●	inadequate supply or quality of product candidates or other materials necessary for the conduct of the Company’s clinical trials;

●	greater than anticipated clinical trial costs;

●	inability to compete with other therapies;

●	failure to secure or maintain orphan designation in some jurisdictions;

●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

●	failure of its third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to the Company’s technology in particular; or

●	varying interpretations of the Company’s clinical and preclinical data by the FDA and other comparable foreign regulatory authorities.

In addition, because the Company’s other product candidates, in particular TTI-109, are based on similar mechanisms of action, if TTI-101 encounters safety or efficacy problems, manufacturing or supply interruptions, developmental delays, regulatory issues or other problems, its development plans and business related to those other indications for TTI-101 as well as other product candidates could be significantly harmed. The Company does not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to its intellectual property rights and its manufacturing, marketing, distribution and sales efforts or that of any future collaborator.

Preclinical and clinical development involves a lengthy, complex and expensive process, with an uncertain outcome.

To obtain the requisite regulatory approvals to commercialize any product candidates, the Company must demonstrate through extensive preclinical studies and clinical trials that its product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of the Company’s future clinical trials will ultimately be successful or support further clinical development of TTI-101, TTI-109 or any of the Company’s other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	later stage clinical trials may show the product candidates to be less effective than expected or to have unacceptable side effects or toxicities;

●	failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;

●	failure to receive the necessary regulatory approvals;

●	development of competing products in the same indication;

●	manufacturing costs, formulation issues, pricing or reimbursement issues or other factors that make a product candidate uneconomical; and

●	the proprietary rights of others and their competing products and technologies that may prevent one of the Company’s product candidates from being commercialized.

Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, some of the Company’s clinical trials are open-label, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias,” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label clinical trials will not be replicated in later placebo-controlled clinical trials.

In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating the Company require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although the Company is initially focusing its efforts on development of small molecule drug products, it may in the future pursue development of other products, which could make it subject to additional regulatory requirements. Any analysis the Company performs of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. The Company may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on the Company’s ability to obtain approval of any product candidates that it develops.

Successful completion of clinical trials is a prerequisite to submitting a new drug application (“NDA”), to the FDA and similar marketing applications to comparable foreign regulatory authorities, for each product candidate, and, consequently, the ultimate approval and commercial marketing of any product candidates. The Company may experience negative or inconclusive results, which may result in it deciding, or being required by regulators, to conduct additional preclinical studies or clinical trials or abandon some or all of its product development programs, which could have a material adverse effect on its business.

The Company’s ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of its product candidates.

To obtain the requisite regulatory approvals to market and sell TTI-101 or TTI-109 for any indication, or any of the Company’s future product candidates, it must demonstrate through clinical trials that such product candidates are safe and effective for use in each targeted indication. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. Unforeseen side effects could arise either during clinical development, or, if such side effects are more rare, after the Company’s products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients than if such side effect had arisen during a clinical trial. Further, the Company may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing.

The Company completed clinical trials of its lead product candidate, TTI-101, in healthy volunteers and in patients with advanced malignancies, where TTI-101 was observed to be generally well-tolerated. However, if significant adverse events or other side effects are observed in any of its ongoing or future clinical trials, the Company may have difficulty recruiting patients to its clinical trials, patients may drop out of its clinical trials or it may be required to abandon the clinical trials or development efforts altogether. In addition, in the Company’s ongoing Phase 2 clinical trials, the Company is evaluating TTI-101 administered alone or in addition to SoC IPF and HCC agents. The Company may encounter unexpected drug-drug interactions in planned clinical trials and may be required to further test these product candidates, including additional drug-drug interaction studies, which may be expensive and time-consuming and result in delays to the Company’s programs.

For example, in the Company’s Phase 1b/2 clinical trial in HCC, the Company explored escalating dosages of TTI-101 up to 1200 mg/day and determined 800 mg/day as the recommended monotherapy Phase 2 dose (“RP2D”). Based upon the HCC RP2D determination as well as other early data, the Company requested that the Safety Monitoring Committee of the Phase 2 clinical trial in IPF convene to consider discontinuation of enrollment to 1200 mg/day arm. The Safety Monitoring Committee agreed with the Company’s recommendation to discontinue enrollment to the 1200 mg/day arm. In addition, after reviewing the benefit-risk of the remaining arms of the clinical trial, they recommended to continue enrollment to the 400 mg/day, 800 mg/day and placebo arms of the clinical trial.

Separately, early safety data from the combination arms (TTI-101 + pembrolizumab or TTI-101 + atezolizumab + bevacizumab) of the Phase 1b/2 clinical trial in HCC revealed a higher-than-expected incidence of pulmonary-related treatment-emergent adverse events, which are known side effects of treatment with standard of care. Based upon this information, and after consultations with thought leaders and investigators, the protocol was modified to explore lower dosages and intermittent schedules of TTI-101 in combination with pembrolizumab or atezolizumab + bevacizumab.

Clinical trials of the Company’s product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that the Company’s clinical trials, or those of any potential future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of the Company’s product candidates receives marketing approval and the Company, or others, discover that it is less effective than previously believed or causes undesirable side effects that were not previously identified, including during any long-term follow-up observation period recommended or required for patients who receive treatment using the Company’s products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product, seize the product or seek an injunction against its manufacture or distribution;

●	the Company, or any future collaborators, may be required to recall the product, change the way such product is administered to patients or conduct additional clinical trials;

●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or impose distribution or use restrictions;

●	the Company, or any future collaborators, may be required to create a Risk Evaluation and Mitigation Strategy (“REMS”), which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

●	the Company, or any future collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;

●	the Company, or any future collaborators, could be sued and held liable for harm caused to patients;

●	the product may become less competitive; and

●	the Company’s reputation may suffer.

Any of the foregoing could prevent the Company from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm its business, results of operations and prospects, and could adversely impact the Company’s financial condition, results of operations or the market price of its common stock.

The Company may be subject to additional risks because it intends to evaluate its product candidates in combination with the standard of care for the indications that the Company is pursuing.

The Company intends to evaluate its product candidates in combination with other compounds, specifically the standard of care for the indications that the Company is pursuing. The use of the Company’s product candidates in combination with such other compounds may subject it to risks that the Company would not face if its product candidates were being administered as monotherapy. The outcome and cost of developing a product candidate to be used with other compounds is difficult to predict and dependent on a number of factors that are outside its control. If the Company experiences efficacy or safety issues in its clinical trials in which its product candidates are being administered with other compounds, the Company may not receive regulatory approval for its product candidates, which could prevent it from ever generating revenue or achieving profitability.

The Company may experience delays in initiating, completing or ultimately be unable to complete, the development and commercialization of TTI-101, TTI-109 or any other product candidates.

The Company may experience delays in initiating or completing clinical trials. The Company also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent its ability to receive marketing approval or commercialize TTI-101, TTI-109 or any other product candidates, including:

●	regulators or institutional review boards (“IRBs”), or ethics committees may not authorize the Company its investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the FDA or other comparable regulatory authorities may disagree with the Company’s clinical trial design, including with respect to dosing levels administered in its planned clinical trials, which may delay or prevent the Company from initiating its clinical trials with its originally intended trial design;

●	the Company may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	patient enrollment in the Company’s clinical trials may be slower than anticipated;

●	the number of subjects required for clinical trials of any product candidates may be larger than the Company anticipates, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than the Company anticipates;

●	the Company’s third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to the Company in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the clinical trial, which may require that the Company add new clinical trial sites or investigators;

●	the Company may experience delays or interruptions to its manufacturing supply chain, or it could suffer delays in reaching, or may fail to reach, agreement on acceptable terms with third-party service providers on whom it relies;

●	additional delays and interruptions to the Company’s clinical trials could extend the duration of the clinical trials and increase the overall costs to finish the clinical trials as its fixed costs are not substantially reduced during delays;

●	the Company may elect to, or regulators, IRBs, Data Safety Monitoring Boards (“DSMBs”), or ethics committees may require that it or its investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the Company may not have the financial resources available to begin and complete the planned clinical trials, or the cost of clinical trials of any product candidates may be greater than it anticipates;

●	the supply or quality of its product candidates or other materials necessary to conduct clinical trials of its product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and

●	the FDA or other comparable foreign regulatory authorities may require the Company to submit additional data such as long-term toxicology studies or impose other requirements before permitting it to initiate a clinical trial.

The Company’s product development costs will increase if it experiences additional delays in clinical testing or in obtaining marketing approvals. The Company does not know whether any of its clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If the Company does not achieve product development goals in the timeframes it announces and expects, the approval and commercialization of its product candidates may be delayed or prevented entirely. Significant clinical trial delays also could shorten any periods during which it may have the exclusive right to commercialize product candidates and may allow competitors to bring products to market before the Company does, potentially impairing its ability to successfully commercialize product candidates and harming its business and results of operations. Any delays in the Company’s clinical development programs may harm its business, financial condition and results of operations significantly

Interim, blinded and preliminary data from the Company’s clinical trials that it announces or publishes from time to time may change as more patient data become available or as additional analyses are conducted and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, the Company may publish interim, blinded or preliminary data from clinical trials. Interim data from clinical trials that it may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more or longer-term patient data become available. For example, the only Phase 2 clinical data in IPF the Company has from the preliminary, blinded safety data review of 45 patients in its Phase 2 clinical trial in patients suffering from IPF, which represents a small sample size relative to the Company’s targeted enrollment for the overall clinical trial, and may not be indicative of the clinical trial’s final results. The purpose of this blinded data review was to enable an assessment of the overall management and conduct of the clinical trial, without unblinding any individual patient data. The Company cannot make any determinations regarding the safety or efficacy of TTI-101 from this blinded data and it must wait for final unblinded data to make assessments about the safety or efficacy of TTI-101 in IPF. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary blinded data should be viewed with caution until the final data are available, as initial clinical trial results as necessarily indicative of results that will be obtained in subsequent clinical trials or clinical practice. Differences between preliminary or interim data and final data could significantly harm the Company’s business prospects.

Positive results from early preclinical studies and clinical trials of the Company’s current or future product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of the Company’s current or future product candidates. If the Company cannot replicate the positive results from preclinical studies or early clinical trials of its current or future product candidates in future clinical trials, the Company may be unable to successfully develop, obtain regulatory approval for and commercialize current or future product candidates.

Positive results from the Company’s preclinical studies of current or future product candidates, and any positive results it may obtain from early clinical trials of its current or future product candidates, including the ongoing and future clinical trials of TTI-101, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if the Company is able to complete its planned preclinical studies or clinical trials of current or future product candidates according to its current development timeline, the positive results from such preclinical studies and/or clinical trials of current or future product candidates, including TTI-101 and TTI-109, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while the Company has conducted certain preclinical studies of TTI-109 and Phase 1 clinical trials of TTI-101, it does not know whether either of these product candidates will perform in planned clinical trials as it has performed in these prior preclinical studies or early clinical trials.

There is no guarantee that preclinical results or early clinical results will be replicated in later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and the Company cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If the Company fails to produce positive results in planned preclinical studies or clinical trials of any of its current or future product candidates, the development timeline and regulatory approval and commercialization prospects for its current or future product candidates, and, correspondingly, its business and financial prospects, would be materially adversely affected.

If the Company encounters difficulties enrolling patients in clinical trials, its clinical development activities could be delayed or otherwise adversely affected.

The Company may experience difficulties in patient enrollment in clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the Company’s ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;

●	the size of the patient population required for analysis of the clinical trial’s primary endpoints and the process for identifying patients;

●	the willingness or availability of patients to participate in the Company’s clinical trials;

●	the proximity of patients to clinical trial sites;

●	the design of the clinical trial;

●	the Company’s ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications the Company is investigating or other preclinical studies or clinical trials enrolling for similar diseases;

●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;

●	the Company’s ability to obtain and maintain patient informed consents; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

For example, the Company is initially developing TTI-101 for the treatment of IPF and HCC. In the United States, IPF is estimated to only affect approximately 150,000 patients in the United States. As a result, the Company may encounter difficulties enrolling subjects in its clinical trials of TTI-101 due, in part, to the small size of these patient populations. The Company’s clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as its product candidates, and this competition will reduce the number and types of patients available to the Company, because some patients who might have opted to enroll in the Company’s clinical trials may instead opt to enroll in a clinical trial being conducted by one of its competitors. Since the number of qualified clinical investigators is limited, the Company expects to conduct some of its clinical trials at the same clinical trial sites that some of its competitors use, which will reduce the number of patients who are available for the Company’s clinical trials in such clinical trial site. Certain of the Company’s planned clinical trials may also involve invasive procedures such as bronchoscopy and broncho-alveolar lavage, which may lead some patients to drop out of clinical trials to avoid these follow-up procedures.

Additionally, the FDA may modify or enhance clinical trial requirements, which may affect enrollment. For example, in August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.

The design or execution of the Company’s ongoing and future clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. The Company is currently recruiting two Phase 2 clinical trials of TTI-101, one in IPF as monotherapy and in addition to SoC therapy and another in HCC as monotherapy and combination with SoC therapy. In some instances, there can be significant variability in safety or efficacy results between different clinical trials with the same product candidate due to numerous factors, including differences in clinical trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. The Company does not know whether any clinical trials it conducts will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market its product candidates.

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of the Company’s product candidates. The Company’s product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with the Company’s clinical trial designs and its interpretation of data from preclinical studies or clinical trials. Further, requirements regarding clinical trial data may evolve. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.

In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than the Company requests or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that the Company believes would be necessary or desirable for the successful commercialization of its product candidates, if approved.

The Company may not be successful in its efforts to identify or discover additional product candidates in the future.

The Company’s research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

●	the Company’s inability to design such product candidates with the pharmacological properties that it desires or attractive PK; or

●	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial, and human resources. If the Company is unable to identify suitable compounds for preclinical and clinical development, it will not be able to obtain product revenue in future periods, which likely would result in significant harm to it financial position and adversely impact its stock price.

Due to the Company’s limited resources and access to capital, it must make decisions on the allocation of resources to certain programs and product candidates; these decisions may prove to be wrong and may adversely affect its business.

The Company has limited financial and human resources and intends to initially focus on research programs and product candidates for a limited set of indications. As a result, it may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, the Company seeks to accelerate its development timelines, including by initiating certain clinical trials of its product candidates before earlier-stage studies have been completed. This approach may cause the Company to commit significant resources to prepare for and conduct later-stage clinical trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, resource allocation decisions may cause the Company to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable.

There can be no assurance that the Company will ever be able to identify additional therapeutic opportunities for its product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect its future growth and prospects. The Company may focus its efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

The Company may in the future conduct clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such clinical trials.

The Company may in the future choose to conduct one or more clinical trials outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the clinical trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which could be costly and time-consuming, and which may result in current or future product candidates that the Company may develop not receiving approval for commercialization in the applicable jurisdiction.

Although the Company has received U.S. orphan drug designation for TTI-101 for IPF and HCC, it may be unable to obtain and maintain orphan drug designation for other product candidates and, even if the Company obtains such designation, it may not be able to realize the benefits of such designation, including potential marketing exclusivity of its product candidates, if approved.

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA, may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Although the Company has received U.S. orphan drug designation for TTI-101 for IPF and HCC, the designation of any of its product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as the Company’s product candidates.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Although the Company received orphan drug designation for TTI-101 for IPF and HCC, that exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition in the United States. Even after an orphan drug is approved, the FDA may subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the latter drug is not a similar medicinal product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Any legislative changes to the orphan drug provisions could change the Company’s opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect the Company’s business, results of operations, financial condition and prospects.

Although the Company has received a Fast Track designation from the FDA for TTI-101 for HCC and intends to seek Fast Track designation for TTI-109 for HCC, it may not benefit from a faster development or regulatory review or approval process, and a Fast Track designation does not increase the likelihood that its product candidates will receive marketing approval.

If a drug product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. The Company has received Fast Track designation for TTI-101 for the treatment of relapsed/refractory locally advanced, unresectable or metastatic HCC but may never receive Fast Track designation for TTI-109. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. Although the Company received Fast Track designation for TTI-101, it may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways, and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw any Fast Track designation granted to the Company if it believes that the designation is no longer supported by data from the Company’s clinical development program. The FDA may also withdraw any Fast Track designation at any time.

Even if a product candidate the Company develops receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if TTI-101, TTI-109 or any other product candidate the Company develops receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future healthcare reform measures designed to reduce the cost of health care. If the product candidates the Company develops do not achieve an adequate level of acceptance, the Company may not generate significant product revenues and the Company may not become profitable.

The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;

●	the ability to offer the Company’s products, if approved, for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the recommendations with respect to the Company’s product candidates in guidelines published by various scientific organizations applicable to the Company and its product candidates;

●	the strength of marketing and distribution support;

●	the ability to obtain sufficient third-party coverage and adequate reimbursement; and

●	the prevalence and severity of any side effects.

If government and other third-party payors do not provide coverage and adequate reimbursement levels for any products the Company commercializes, market acceptance and commercial success would be reduced.

The Company faces substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than the Company.

The development and commercialization of new drug products is highly competitive. The Company may face competition with respect to any product candidates that it seeks to develop or commercialize in the future from major biopharmaceutical companies, specialty biopharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of IPF and HCC. Companies that the Company is aware of that are targeting the treatment of various fibrosis indications include companies with significantly more financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Morphic Therapeutics Inc., Novartis AG, Pliant Therapeutics Inc., Scholar Rock Inc. and Takeda Pharmaceutical Company. Companies that the Company is aware of that are targeting the treatment of the HCC indication include large companies such as Novartis AG, Bristol Myers Squibb Co., Roche AG, AstraZeneca plc, AbbVie Inc. and Bayer AG.

Many of the Company’s current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than the Company does.

Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with the Company in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, its programs. The Company’s commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that the Company may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of fibrosis as well, which could give such products significant regulatory and market timing advantages over TTI-101, TTI-109 or other product candidates that the Company may identify. The Company’s competitors also may obtain FDA or other regulatory approval for their products more rapidly than the Company may obtain approval for its product candidates, which could result in the Company’s competitors establishing a strong market position before the Company is able to enter the market. Additionally, products or technologies developed by the Company’s competitors may render its potential product candidates uneconomical or obsolete, and the Company may not be successful in marketing any product candidates it may develop against competitors. The availability of competitive products could limit the demand, and the price the Company is able to charge, for any products that it may develop and commercialize.

Compliance with governmental regulations regarding the treatment of animals used in research could increase the Company’s operating costs, which would adversely affect the commercialization of its products.

The Animal Welfare Act (“AWA”), is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size and feeding, watering and shipping conditions. Third parties with whom the Company contracts are subject to registration, inspections and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations and/or obligations exist in many foreign jurisdictions. If the Company or its contractors fail to comply with regulations concerning the treatment of animals used in research, the Company may be subject to fines and penalties and adverse publicity, and its operations could be adversely affected.

If product liability lawsuits are brought against the Company, it may incur substantial financial or other liabilities and may be required to limit commercialization of its product candidates.

The Company faces an inherent risk of product liability as a result of testing TTI-101, TTI-109 and any of its other product candidates in clinical trials and will face an even greater risk if it commercializes any products. For example, the Company may be sued if its product candidates cause, or are perceived to cause, injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If the Company cannot successfully defend itself against product liability claims, it may incur substantial liabilities or be required to limit commercialization of its product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	inability to bring a product candidate to the market;

●	decreased demand for the Company products;

●	injury to the Company’s reputation;

●	withdrawal of clinical trial participants and inability to continue clinical trials;

●	initiation of investigations by regulators;

●	fines, injunctions or criminal penalties;

●	costs to defend the related litigation;

●	diversion of management’s time and its resources;

●	substantial monetary awards to trial participants;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and the Company’s capital resources;

●	the inability to commercialize any product candidate, if approved; and

●	decline in the Company’s share price.

The Company’s inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products it develops. The

Company will need to obtain additional insurance for clinical trials as TTI-101 continues clinical development and as additional product candidates, including TTI-109, enter the clinic. However, the Company may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of its clinical trials. The Company’s insurance policies may also have various exclusions, and the Company may be subject to a product liability claim for which it has no coverage. The Company may have to pay any amounts awarded by a court or negotiated in a settlement that exceed its coverage limitations or that are not covered by its insurance, and the Company may not have, or be able to obtain, sufficient capital to pay such amounts. Even if the Company’s agreements with any future corporate collaborators entitle it to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance

The regulatory approval process is highly uncertain, and the Company may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize TTI-101, TTI-109 or any current or future product candidates. Even if the Company believes its current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

TTI-101, TTI-109 and any other current or future product candidates the Company develops are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of products. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new product can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the Company’s product candidates will obtain the regulatory approvals necessary for the Company to begin selling them.

As a company, the Company has no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating the Company require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis the Company performs of data from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. The Company may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could adversely affect the development and clinical testing of TTI-101, TTI-109 or other current or future product candidates.

Further, the FDA and its foreign counterparts may respond to any NDA that the Company may file by defining requirements that the Company does not anticipate. Such responses could delay clinical development of TTI-101, TTI-109 or any other current or future product candidates.

Any delay or failure in obtaining required approvals could adversely affect the Company’s ability to generate revenue from the particular product candidate for which the Company is seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which the Company may market the product or on the labeling or other restrictions.

The Company is also subject to or may in the future become subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with the FDA approval process described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. FDA approval does not ensure approval by regulatory authorities outside the United States and vice versa. Any delay or failure to obtain U.S. or foreign regulatory approval for a product candidate could have a material and adverse effect on the Company’s business, financial condition, results of operations and prospects.

Even if the Company receives regulatory approval for its product candidates, it will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, the Company’s product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. The Company may be subject to penalties if it fails to comply with regulatory requirements or experience unanticipated problems with its product candidates.

Any regulatory approvals that the Company or its future collaborators obtain for its product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate.

In addition, if the FDA, the European Medicines Agency (“EMA”), or a comparable foreign regulatory authority approves the Company’s product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and AE reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities the Company uses to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMPs requirements. The discovery of any new or previously unknown problems with the Company’s third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. As the Company expects to rely on third-party manufacturers, it will not have control over compliance with applicable rules and regulations by such manufacturers.

Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. Although clinicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, the Company’s ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA. In addition, as the Company does not intend to conduct head-to-head comparative clinical trials for its product candidates, it will be unable to make comparative claims regarding any other products in the promotional materials for its product candidates.

If the Company promotes its approved products in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, it may be subject to significant liability and enforcement action. If the Company or its collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which the Company seeks to market its product candidates, the Company or its collaborators, manufacturers or service providers may be subject to, among other things, fines, warning or untitled letters, holds on clinical trials, delay of approval or refusal by the FDA or comparable foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If the Company cannot successfully manage the promotion any product candidates, if approved, it could become subject to significant liability, which would materially adversely affect its business and financial condition.

Subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with the Company’s third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	fines, warning or untitled letters or holds on clinical trials;

●	refusal by the Medicines and Healthcare Products Regulatory Agency or the FDA to approve pending applications or supplements to approved applications filed by the Company or its strategic partners;

●	suspension or revocation of product license approvals;

●	product seizure or detention or refusal to permit the import or export of products; and

●	injunctions or the imposition of civil or criminal penalties.

The Company also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Coverage and reimbursement may be limited or unavailable or pricing unfavorable in certain market segments for the Company’s product candidates, if approved, which could make it difficult for the Company to sell any product candidates profitably.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which the Company may obtain regulatory approval. In the United States, sales of any products for which the Company may receive regulatory marketing approval will depend, in part, on the availability of coverage and adequacy of reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use the Company’s product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. The Company cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, its product candidates or assure that coverage and adequate reimbursement will be available for any product that the Company may develop and, if reimbursement is available, what the level of reimbursement will be.

Government authorities and other third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

In the United States, as well as foreign jurisdictions, no uniform policy of coverage and reimbursement for products exists among third-party payors.

Coverage and reimbursement for products may vary depending on the payor, the insurance plan and other factors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require the Company to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of the Company products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if the Company obtains coverage for a given product, the resulting reimbursement payment rates might not be adequate for it to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for the Company’s product candidates, if approved.

A primary trend in the United States and European healthcare industries is toward cost containment, as legislative bodies, government authorities, third-party payors, and others have attempted to control costs by limiting coverage, pricing and the amount of reimbursement available for certain treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge or seek to lower the prices charged for medical products, and many third-party payors limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers or by future laws, regulations or guidance seeking to limit prescription drug prices. If the Company is unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that the Company develops, or if net prices are reduced by mandatory discounts or rebates, there could be a material adverse effect on the Company’s operating results, its ability to raise capital needed to commercialize products and overall financial condition.

Changes to current healthcare laws and state and federal healthcare reform measures that may be adopted in the future that impact coverage and reimbursement for drug or biologic products may result in additional payment reductions in Medicare and other healthcare funding and otherwise affect the prices the Company may obtain for any product candidates for which it may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Recently enacted legislation, future legislation and other healthcare reform measures may increase the difficulty and cost for the Company to obtain marketing approval for and commercialize product candidates and may affect the prices the Company may set.

In the United States and some foreign jurisdictions, there have been, and the Company expects there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect the Company’s ability to profitably sell any product candidates for which it obtains marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted in the United States, which resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. Moreover, the American Taxpayer Relief Act of 2021, effective January 1, 2024, would eliminate the statutory cap on rebate amounts owed by drug manufacturers under the MDRP, which is currently capped at 100% of the Average Manufacturer Price for a covered outpatient drug.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the Department of Health & Human Services (“HHS”), to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to 15 additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Patent and Trademark Law Amendments Act (the “Bayh-Dole Act”). On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The Company’s ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product, which was originally approved in 2000, and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, the Company’s ability to develop TTI-101, TTI-109 or future product candidates the Company may develop may be at risk and could be delayed, undermined or subject to protracted litigation. Finally, the Company could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as FDA acted within its statutory authority under the Administrative Procedure Act (the “APA”). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Centers for Medicare & Medicaid Services that the Company relies on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact the Company’s business and operations.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints. The Company expects that the ACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that the Company receives for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the Company from being able to generate revenue, attain profitability or commercialize its product candidates, if approved.

The Company’s operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose the Company to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

The Company’s future arrangements with healthcare providers, healthcare organizations, third-party payors and customers will expose the Company to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which the Company researches, markets, sells and distributes its products, if approved. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal criminal and civil false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Laws, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

●	Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information for or on behalf of a covered entity and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information on certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by physicians and their immediate family members;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

●	certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

If the Company or its collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, it could be subject to enforcement actions, which could affect the Company’s ability to develop, market and sell its product candidates successfully and could harm its reputation and lead to reduced acceptance of its products, if approved by the market.

Efforts to ensure that the Company’s current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that the Company’s business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If the Company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations or reputational harm, any of which could adversely affect its financial results. These risks cannot be entirely eliminated. Any action against the Company for an alleged or suspected violation could cause it to incur significant legal expenses and could divert management’s attention from the operation of its business, even if the defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to the Company in terms of money, time and resources.

If the Company fails to comply with environmental, health and safety laws and regulations, it could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of its business.

The Company is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. The Company’s research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. The Company generally contracts with third parties for the disposal of these materials and wastes. The Company cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of its commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although the Company believes that the safety procedures utilized by its third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, it cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, the Company may be held liable for any resulting damages and such liability could exceed its resources and state or federal or other applicable authorities may curtail its use of certain materials and/or interrupt its business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. The Company cannot predict the impact of such changes and cannot be certain of its future compliance. In addition, the Company may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair its research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although the Company maintain workers’ compensation insurance to cover costs and expenses it may incur due to injuries to its employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. The Company does not carry specific biological waste or hazardous waste insurance coverage, workers’ compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

The Company’s future growth may depend, in part, on its ability to penetrate foreign markets, where it would be subject to additional regulatory burdens and other risks and uncertainties that could materially adversely affect its business.

The Company is not permitted to market or promote any of its current or future product candidates before it receives regulatory approval from the applicable regulatory authority in that foreign market, and the Company may never receive such regulatory approval for any of its current or future product candidates. To obtain separate regulatory approval in many other countries, the Company must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of its current or future product candidates, and the Company cannot predict success in these jurisdictions. If it obtains approval of its current or future product candidates and ultimately commercialize its current or future product candidates in foreign markets, the Company would be subject to additional risks and uncertainties, including:

●	differing regulatory requirements in foreign countries, such that obtaining regulatory approvals outside of the United States may take longer and be more costly than obtaining approval in the United States;

●	the Company’s customers’ ability to obtain reimbursement for current or future product candidates in foreign markets;

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for technical training;

●	reduced protection of intellectual property rights in some foreign countries;

●	the existence of additional potentially relevant third-party intellectual property rights;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the FCPA or comparable foreign regulations;

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism.

Foreign sales of current or future product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

Governments outside the United States tend to impose strict price controls, which may adversely affect the Company’s revenue, if any.

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, the Company may be required to conduct a clinical trial that compares the cost-effectiveness of its product candidate to other available therapies. In addition, many countries outside the United States have limited government support programs that provide for reimbursement of drugs such as the Company’s product candidates, with an emphasis on private payors for access to commercial products. If reimbursement of the Company’s products, if approved, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the Company’s business could be materially harmed.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of the Company’s business may rely, which could negatively impact its business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies on which the Company’s operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect the Company’s business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process the Company’s regulatory submissions, which could have a material adverse effect on the Company’s business. Further, in the Company’s operations as a public company, future government shutdowns could impact its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

The Company is subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. The Company can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, contract research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. The Company has direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. The Company also expects its non-U.S. activities to increase in time. The Company plans to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and it can be held liable for the corrupt or other illegal activities of its personnel, agents or partners, even if the Company does not explicitly authorize or have prior knowledge of such activities.

Risks Related to the Company’s Intellectual Property

The Company’s commercial success depends in part on its and its current or future licensors’, including Baylor College of Medicine (“BCM”), ability to obtain, maintain, enforce, and otherwise protect its intellectual property and proprietary technology, and if the scope of the intellectual property protection obtained is not sufficiently broad, the Company’s competitors or other third parties could develop and commercialize similar products and product candidates and the Company’s ability to successfully develop and commercialize its product candidates may be adversely affected.

The Company’s commercial success depends, in large part, on its ability and the ability of its current and future licensors to obtain and maintain intellectual property rights protection through patents, trademarks and trade secrets in the United States and other countries with respect to its product candidates. If the Company and its current and future licensor do not adequately protect the Company’s intellectual property rights, competitors or other third parties may be able to erode, negate or preempt any competitive advantage the Company may have, which could harm its business and ability to achieve profitability.

If the scope of the patent protection the Company obtains is not sufficiently broad, it may not be able to prevent others from developing and commercializing technology and products similar or identical to the Company’s product candidates. The degree of patent protection the Company requires to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect its rights or permit the Company to gain or keep any competitive advantage. The Company cannot provide any assurances that any of its own or its licensor’s patents have, or that any of its own or its licensor’s pending patent applications that mature into issued patents will include claims with a scope sufficient to protect its product candidates or otherwise provide any competitive advantage. Other parties may develop technologies that may be related or competitive with the Company’s approach and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with the Company’s patent portfolio, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate its patent position. In addition, the laws of foreign countries may not protect its rights to the same extent as the laws of the United States.

The Company’s patent portfolio may not provide it with any meaningful protection or prevent competitors from designing around its patent claims, enabling its competitors to circumvent the Company’s patent portfolio by developing similar or alternative pharmaceutical products in a non-infringing manner. For example, a third party may develop a pharmaceutical product that provides benefits similar to the Company’s pharmaceutical products but falls outside the scope of its patent protection or licensed rights. If the patent protection provided by the patent and patent applications the Company holds or pursues with respect to its product candidates is not sufficiently broad to impede such competition, its ability to successfully commercialize its product candidates could be negatively affected, which would harm its business.

It is possible that defects of form in the preparation or filing of the Company’s patent portfolio may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or requests for patent term adjustments. If the Company or its future partners or collaborators fail to establish, maintain or protect the Company’s patents and other intellectual property rights, such rights may be reduced or eliminated. In addition, while the Company has the right to provide input, it does not have the right to control prosecution or maintain certain patents and patent applications that the Company has in-licensed from BCM. If BCM is not fully cooperative or disagrees with the Company as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution or enforcement of the Company’s patent portfolio, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the U.S. Patent and Trademark Office (“USPTO”), and various government patent agencies outside of the United States over the lifetime of the Company’s owned or licensed patents and patent applications. The Company currently relies on its outside counsel and BCM to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. Any of these outcomes could impair the Company’s ability to prevent competition from third parties, which may have an adverse impact on its business.

The patent position of biotechnology and pharmaceutical companies carries uncertainty. In addition, the determination of patent rights with respect to pharmaceutical products commonly involves complex legal and factual questions, which are dependent upon the current legal and intellectual property context, extant legal precedent and interpretations of the law by individuals. As a result, the issuance, scope, validity, enforceability and commercial value of the Company’s patent rights are characterized by uncertainty.

The Company’s competitors may seek approval to market their own products similar to or otherwise competitive with the Company’s products. In these circumstances, the Company may need to defend or assert its own and in-licensed patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find the Company’s patents invalid or unenforceable, or that the Company’s competitors do not infringe its own and licensed patents. As such, even if the Company has valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve its business objectives.

The Company also maintains certain information as company trade secrets. This information may relate to inventions that are not patentable or not optimally protected with patents. The Company uses commercially acceptable practices to protect this information, including, for example, limiting access to the information and requiring passwords for its computers. Additionally, the Company executes confidentiality agreements with any third parties to whom the Company may provide access to the information and with its employees, consultants, scientific advisors, collaborators, vendors, contractors and advisors. The Company cannot provide any assurances that all such agreements have been duly executed, and third parties may still obtain this information or may come upon this or similar information independently. It is possible that technology relevant to the Company’s business will be independently developed by a person who is not a party to such a confidentiality or invention assignment agreement. If any of the Company’s trade secrets were to be independently developed by a competitor or other third party, the Company would have no right to prevent such competitor or third party, or those to whom they communicate such independently developed information, from using that information to compete with the Company. The Company may not be able to prevent the unauthorized disclosure or use of its technical knowledge or trade secrets by contract manufacturers, consultants, collaborators, vendors, advisors, former employees and current employees. Monitoring unauthorized uses and disclosures is difficult and the Company does not know whether the steps the Company has taken to protect its proprietary technologies will be effective. Furthermore, if the parties to the Company’s confidentiality agreements breach or violate the terms of these agreements, the Company may not have adequate remedies for any such breach or violation, and it could lose its trade secrets as a consequence of such breaches or violations. The Company’s trade secrets could otherwise become known or be independently discovered by its competitors. Additionally, if the steps taken to maintain its trade secrets are deemed inadequate, the Company may have insufficient recourse against third parties for misappropriating its trade secrets. If any of these events occurs or if the Company otherwise loses protection for its trade secrets, its business, financial condition, results of operation and prospects may be materially and adversely harmed.

Pending patent applications cannot be enforced against third parties unless and until a patent issues. Even if the Company obtains any patents covering its product candidates or its technology, they could nonetheless be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, the Company cannot be certain that it or its licensor were the first to make the inventions claimed in its own or in-licensed patents and patent applications, or that the Company or its licensor were the first to file for patent protection of such inventions. If third parties have filed prior patent applications on inventions claimed in the Company’s patent portfolio that were filed on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the Company’s patent portfolio. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether the Company’s invention was derived from theirs.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, the patents of the Company’s patent portfolio may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all the potentially relevant prior art relating to the Company’s patent portfolio has been found. If such prior art exists, it may be used to invalidate a patent or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the USPTO, or to other patent offices around the world. There also may be prior art of which the Company is aware, but which it does not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Alternately or additionally, the Company may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations or interference proceedings or challenges before the USPTO or in district court in the United States, or similar proceedings in various foreign jurisdictions, including both national and regional, challenging patents or patent applications in which the Company has rights, including patents on which the Company relies to protect its business. An adverse determination in any such challenges may result in loss of the patent or claims in the patent portfolio being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent portfolio, any of which could limit the Company’s ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of the Company’s technology and products.

Pending and future patent applications may not result in patents being issued that protect the Company’s business, in whole or in part, or which effectively prevent others from commercializing competitive products. Competitors may also be able to design around the Company’s own and in-licensed patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the Company’s own and in-licensed patents or narrow the scope of its own and in-licensed patent protection. In addition, the laws of foreign countries may not protect the Company’s rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including jurisdiction covering significant commercial markets, such as the European Patent Office, China and Japan, restrict the patentability of methods of treatment of the human body more than U.S. law does. If these developments were to occur, they could have a material adverse effect on the Company’s ability to generate revenue.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that the Company, its licensor or any future collaborators or partners will be successful in protecting the Company’s product candidates by obtaining and defending patents.

The patent application process is subject to numerous risks and uncertainties, including that:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance, whether intentional or not, can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

●	patent applications may not result in any patents being issued;

●	the Company’s own or in-licensed patents that have been issued or may be issued in the future may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

●	the Company’s competitors, many of whom may have substantially greater resources and many of whom may have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate the Company’s ability to make, use and sell its product candidates;

●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products;

●	countries other than the United States may, under certain circumstances, force the Company to grant a license under its patents to a competitor, allowing the competitor to compete with the Company in that jurisdiction or forcing it to lower the price of its drug in that jurisdiction; and

●	the Company, its licensor, and any future partners or collaborators, as the case may be, may fail to meet the Company’s obligations to the U.S. government in regards to any co-owned or in-licensed patents and patent applications that are funded or may be funded by U.S. government grants, leading to the loss of patent rights.

The Company does not currently own or in-license any composition of matter patent protection for the TTI-101 molecule. As such, the Company relies solely upon patents related to methods of use, manufacturing and pharmaceutical compositions.

Composition-of-matter patents on the active pharmaceutical ingredient (“API”), in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The Company does not own or in-license any patents or patent applications in the United States or any other jurisdiction with respect to the TTI-101 molecule. As the compound was made public before a patent application could be filed, the Company will not be able to obtain patents or patent applications in the United States or any other jurisdiction with respect to TTI-101 molecule.

Instead, the Company has filed patent applications and in-licensed patents and patent applications covering methods-of-use of TTI-101 and pharmaceutical composition of TTI-101. Method-of-use patents protect the use of a compound for the specified method. Pharmaceutical composition patents protect the compositions of TTI-101 with other components. Method-of-use patents do not prevent a competitor or other third party from developing or marketing TTI-101 for an indication that is outside the scope of the Company’s patented methods of use. Pharmaceutical composition patents do not prevent a competitor or other third party from developing or marketing a different formulation of TTI-101 that is outside the scope of the Company’s patented formulations. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for the Company’s targeted indications or uses for which the Company may obtain patents, physicians may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute.

There may be publications and other prior art that may be relevant to the Company’s patent portfolio and may be used to challenge the validity of these owned or in-licensed patents and patent applications in litigation or other intellectual property-related proceedings. If these types of challenges are successful, the scope of the Company’s patent portfolio may be narrowed or found to be invalid, and the Company may lose valuable intellectual property rights. Any of the foregoing could have a material adverse effect on the Company’s business, financial conditions, prospects and results of operations.

It is difficult and costly to protect the Company’s intellectual property and the Company’s proprietary technologies, and the Company may not be able to ensure their protection.

The Company’s commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for its product candidates, as well as on its ability to successfully defend these patents against potential third-party challenges. The Company’s ability to protect its product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which the Company has rights under valid and enforceable patents that cover these activities.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved and have in recent years been the subject of much litigation. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of the Company’s intellectual property. Over the past decade, U.S. federal courts have increasingly invalidated pharmaceutical and biotechnology patents during litigation often based on changing interpretations of patent law. Further, the determination that a patent application or patent claim meets all the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Although the Company has conducted searches for third-party publications, patents and other information that may affect the patentability of certain claims in the Company’s patent portfolio, it cannot be certain that all relevant information has been identified. Accordingly, the Company cannot predict the breadth of claims that may be allowed or enforced in its own patent portfolio.

The Company cannot provide assurances that any of the patent applications in its patent portfolio will be found to be patentable, including over its own prior art publications or patent literature, or will issue as patents. Neither can the Company make assurances as to the scope of any claims that may issue from the patent applications of its patent portfolio, nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of its patent portfolio in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for its product candidates and/or materially harm its business.

In addition to challenges during litigation, third parties can challenge the validity of the Company’s and its licensor’s patents in the United States using post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent filed March 16, 2013, or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013, or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of the Company’s own or in-licensed patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that the Company will be successful in defending the patent, which may result in a loss of the challenged patent right to the Company.

The degree of future protection for the Company’s proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect its rights or permit the Company to gain or keep its competitive advantage. For example:

●	the Company may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of the Company’s programs;

●	it is possible that one or more of the patent applications in the Company’s patent portfolio will not become an issued patent or, if issued, that the patent(s) claims will have sufficient scope to protect its technology, provide the Company with commercially viable patent protection or provide it with any competitive advantages;

●	if the pending applications in the Company’s patent portfolio issue as patents, they may be challenged by third parties as invalid or unenforceable under United States or foreign laws;

●	the Company may not successfully commercialize its product candidates, if approved, before the relevant patents in its patent portfolio expire;

●	the Company may not be the first to make the inventions covered by its patent portfolio;

●	the Company may not develop additional proprietary technologies or inventions on its product candidates that are separately patentable; or

●	it is possible that there are unpublished patent applications maintained in secrecy that may later issue with claims related to its product candidates or products or technology similar to the Company’s.

In addition, to the extent that the Company is unable to obtain and maintain patent protection for its product candidates, or in the event that such patent protection expires, it may no longer be cost-effective to extend the Company’s portfolio by pursuing additional development of any of its product candidates for follow-on indications.

The Company’s intellectual property licensed from third parties may be subject to retained rights.

The Company’s licensors may retain certain rights under the relevant agreements with the Company, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates. For example, the Company depends on its license agreements with the BCM for the development of its product candidates, pursuant to which the Company has an exclusive, worldwide, sublicensable license under BCM’s rights to certain patents and patent applications related to STAT3 inhibitors in various indications. BCM has retained rights under the license agreements to grant a non-exclusive license to other academic or research institutions for non-commercial research purposes, and, if required by law, to grant a non-exclusive license to the U.S. government or to a foreign state pursuant to a treaty with the United States; BCM’s rights to make or use the licensed patents and technology for non-commercial research, patient care and educational purposes; and additional rights reserved by the government of the United States. BCM has retained rights under the license agreements to the extent necessary to carry out its obligations for manufacturing under the license agreements with BCM. It is difficult to monitor whether BCM will limit its use of the intellectual property exclusively licensed to the Company for these permitted uses, and the Company could incur substantial expenses to enforce its rights to its licensed product candidates in the event of misuse.

In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The U.S. federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. The Company may at times choose to collaborate with academic institutions to accelerate its preclinical research or development. If the Company engages with university partners in projects where there is a risk that federal funds may be commingled, it cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If the federal government chooses to exercise its march-in rights with respect to any patents or technology the Company in-licensed and which is critical to its business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, the Company’s ability to enforce or otherwise exploit patents covering such patents or technology may be adversely affected.

Patent terms may be inadequate to protect the Company’s competitive position on its products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The patent term of a U.S. patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new pharmaceutical products, patents protecting such pharmaceutical products might expire before or shortly after such pharmaceutical products are commercialized.

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension (“PTE”), of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of enforceable patent term due to the lengthy regulatory approval process. A PTE grant cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product approval. Further, PTE may only be applied once per product, and only with respect to an approved indication - in other words, only one patent (for example, covering the product itself, an approved use of said product, or a method of manufacturing said product) can be extended by PTE. The Company anticipates applying for PTE in the United States. Similar extensions may be available in other countries where the Company is prosecuting patents, and the Company likewise anticipates applying for such extensions.

In the United States, the Company’s broadest patent, the Company 8,779,001, which protects the use of TTI-101 for inhibiting STAT3, is set to expire on November 13, 2030. The Company may potentially apply PTE and Orphan Drug Exclusivity to the 8,779,001 patent, extending the patent term of the 8,779,001 patent by up to seven years. After expiration of the 8,779,001 patent, the Company’s commercial use of TTI-101 will be protected by formulation patents and manufacturing patents that the Company owns; however these patents provide narrower protection than the 8,779,001 patent. If a competitor designs a formulation of TTI-101 that is not covered by any of the Company’s formulation or manufacturing patents, then the Company may not be able to prevent them from selling their formulation of TTI-101 to inhibit STAT3.

The granting of patent term extensions is not guaranteed and is subject to numerous requirements. The Company might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. In addition, to the extent the Company wishes to pursue patent term extension based on a patent that it has in-licensed from BCM or another third party, the Company would need the cooperation of BCM or the other third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with the Company’s assessment of whether such extensions are available, and may refuse to grant extensions to its patents, or may grant more limited extensions than the Company requests. If this occurs, the Company’s competitors may be able to obtain approval of competing products following the patent expiration by referencing the Company’s clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on the Company’s ability to generate revenue.

In the context of the European Union, the Court of Justice of the European Union has recently restricted grant of supplementary protection certificate (“SPC”), for new medical uses of existing products, thus narrowing the availability of patent term extension for second medical uses. Therefore, any development of the Company’s product candidates with respect to second medical uses may be adversely affected in the European Union. In addition, within the European Union, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and may likely be curtailed in future years. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (“EC”) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products in the European Union and Northern Ireland. If the Company is unable to obtain patent term extension or the term of any such extension is less than it requests, or if data exclusivity or other regulatory protections are reduced, the Company’s competitors may obtain approval of competing products following the Company’s patent expiration, and its business, financial condition, results of operations and prospects could be materially harmed.

Changes in the interpretation of patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing the Company’s ability to protect its products.

The United States Congress is responsible for passing laws establishing patentability standards. As with any laws, implementation is left to federal agencies and the federal courts based on their interpretations of the laws. Interpretation of patent standards can vary significantly within the USPTO, and across the various federal courts, including the U.S. Supreme Court. Recently, the U.S. Supreme Court has ruled on several patent cases, generally limiting the types of inventions that can be patented. Further, there are open questions regarding interpretation of patentability standards that the Supreme Court has yet to decisively address. Absent clear guidance from the Supreme Court, the USPTO has become increasingly conservative in its interpretation of patent laws and standards.

In addition to increasing uncertainty with regard to the Company’s ability to obtain patents in the future, the legal landscape in the U.S. has created uncertainty with respect to the value of patents. Depending on any actions by Congress, and future decisions by the lower federal courts and the U.S. Supreme Court, along with interpretations by the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken the Company’s ability to obtain new patents or to enforce its existing patents and patents that it might obtain in the future.

The U.S. Supreme Court has ruled on several patent cases in recent years; these cases often narrow the scope of patent protection available to inventions in the biotechnology and pharmaceutical spaces. For example, in Amgen Inc. v. Sanofi (“Amgen”), the U.S. Supreme Court held that certain of Amgen’s patent claims defined a class of antibodies by their function of binding to a particular antigen. The U.S. Supreme Court further wrote that because the patent claims defined the claimed class of antibodies only by their function of binding to a particular antigen, a skilled artisan would have to use significant trial and error to identify and make all of the molecules in that class. The U.S. Supreme Court ultimately held that Amgen failed to properly enable its patent claims. The Company’s patent portfolio does not relate to any broad class of antibodies as in Amgen; however, the Company has claimed broad classes of compounds related to its lead products. To the extent that a court finds that the skilled artisan would need significant trial and error to identify all of the compounds covered by any of its claims, the court may find the claims invalid under Amgen. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken its ability to obtain new patents or to enforce its existing patents and patents that it might obtain in the future.

Further, a new court system recently became operational in the European Union. The Unified Patent Court (“UPC”), began accepting patent cases on June 1, 2023. The UPC is a common patent court with jurisdiction over patent infringement and revocation proceedings effective for multiple member states of the European Union. The broad geographic reach of the UPC could enable third parties to seek revocation of any of the Company’s European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European Patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on the Company’s business and its ability to commercialize its technology and product candidates and, resultantly, on its business, financial condition, prospects and results of operations. Moreover, the controlling laws and regulations of the UPC will develop over time and the Company cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect the Company’s ability to enforce or defend the validity of its European patents. Patent owners have the option to opt-out their European Patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms. The Company has decided to opt out certain European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, its European patents and patent applications could be subject to the jurisdiction of the UPC. The Company cannot be certain that its European patents and patent applications will avoid falling under the jurisdiction of the UPC, if it decides to opt out of the UPC.

The Company may not be able to seek or obtain patent protection throughout the world or enforce such patent protection once obtained.

Filing, prosecuting, enforcing and defending patents protecting the Company’s product candidates in all countries throughout the world would be prohibitively expensive, and its intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where it does pursue patent protection, there can be no assurance that any patents will issue with claims that cover its products.

Moreover, the Company’s ability to protect and enforce its own and in-licensed intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for the Company to stop the infringement of its patents or the misappropriation of its other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, the Company may not be able to prevent third parties from practicing its inventions in certain countries outside the United States and Europe or from selling or importing products made from its inventions in and into the United States or other jurisdictions. Competitors may use its technologies in jurisdictions where the Company has not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where the Company has patent protection, if its ability to enforce its patents to stop infringing activities is inadequate. These products may compete with the Company’s products, and its patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, the Company does not know the degree of future protection that it will have on its product candidates. While the Company will endeavor to try to protect its product candidates with intellectual property rights, such as patents, as appropriate, the process of obtaining patents is time consuming, expensive and unpredictable.

Proceedings to enforce the Company’s own or in-licensed patent rights, whether successful or not, could result in substantial costs and divert its efforts and resources from other aspects of its business. Further, such proceedings could put its own and in-licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly; put its own or in-licensed pending patent applications at risk of not issuing; and provoke third parties to assert claims against the Company. The Company may not prevail in any lawsuits that it initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while the Company intends to protect its intellectual property rights in major markets for its products, it cannot ensure that it will be able to initiate or maintain similar efforts in all jurisdictions in which the Company may wish to market its products, if approved. Accordingly, its efforts to protect its intellectual property rights in such countries may be inadequate.

In addition, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of the Company’s patent applications or those of any current or future licensors and the maintenance, enforcement or defense of its issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of the Company’s patents or patent applications, resulting in partial or complete loss of patent rights in

Russia. If such an event were to occur, it could have a material adverse effect on the Company’s business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, the Company would not be able to prevent third parties from practicing its inventions in Russia or from selling or importing products made using its inventions in and into Russia. Accordingly, the Company’s competitive position may be impaired, and its business, financial condition, results of operations and prospects may be adversely affected.

In order to protect the Company’s competitive position around its product candidates, the Company may become involved in lawsuits to enforce its patents or other intellectual property, which could be expensive, time consuming and unsuccessful and which may result in its own or in-licensed patents being found invalid or unenforceable.

Competitors may seek to commercialize competitive products to the Company’s product candidates. In order to protect its competitive position, the Company may become involved in lawsuits asserting infringement of its own or in-licensed patents, or misappropriation or other violations of other of its intellectual property rights. Litigation is expensive and time consuming and would likely divert the time and attention of its management and scientific personnel. There can be no assurance that the Company will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if the Company ultimately prevails in such claims, the monetary cost of such litigation and the diversion of the attention of its management and scientific personnel could outweigh any benefit it receives as a result of the proceedings.

If the Company files a patent infringement lawsuit against a perceived infringer, such a lawsuit could provoke the defendant to counterclaim that it infringes their patents and/or that its own or in-licensed patents are invalid and/or unenforceable. In patent litigation in the United States, it is commonplace for a defendant to counterclaim alleging invalidity and/or unenforceability. In any patent litigation there is a risk that a court will decide that the asserted patents are invalid or unenforceable, in whole or in part, and that the Company does not have the right to stop the defendant from using the invention at issue. With respect to a counterclaim of invalidity, the Company cannot be certain that there is no invalidating prior art of which it and the patent examiner were unaware during prosecution. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent claims narrowly or decide that the Company does not have the right to stop the other party from using the invention at issue on the grounds that its patent claims do not cover the invention. If any of the Company’s own or in-licensed patents are found invalid or unenforceable, or construed narrowly, its ability to stop the other party from launching a competitive product would be materially impaired. Further, such adverse outcomes could limit the Company’s ability to assert those patents against future competitors. Loss of patent protection would have a material adverse impact on its business.

Even if the Company establishes infringement of any of its own or in-licensed patents by a competitive product, a court may decide not to grant an injunction against further infringing activity, thus allowing the competitive product to continue to be marketed by the competitor. It is difficult to obtain an injunction in U.S. litigation and a court could decide that the competitor should instead pay the Company a “reasonable royalty” as determined by the court, and/or other monetary damages. A reasonable royalty or other monetary damages may or may not be an adequate remedy. Loss of exclusivity and/or competition from a related product would have a material adverse impact on its business.

Litigation often involves significant amounts of public disclosures. Such disclosures could have a materially adverse impact on the Company’s competitive position or its stock prices. During any litigation the Company would be required to produce voluminous records related to its patents and its research and development activities in a process called discovery. The discovery process may result in the disclosure of some of its confidential information. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of its common shares.

Litigation is inherently expensive, and the outcome is often uncertain. Any litigation likely would substantially increase the Company’s operating losses and reduce its resources available for development activities. Further, the Company may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of its competitors may be able to sustain the costs of such litigation or proceedings more effectively than the Company can because of their substantially greater financial resources. As a result, the Company may conclude that even if a competitor is infringing any of its patents, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of it or its stockholders. In such cases, the Company may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

For any in-licensed patent rights, the Company may not have the right to file a lawsuit for infringement and may have to rely on its licensor to enforce these rights for the Company. If the Company is not able to directly assert its licensed patent rights against infringers or if a licensor does not vigorously prosecute any infringement claims on its behalf, the Company may have difficulty competing in certain markets where such potential infringers conduct their business, and the Company’s commercialization efforts may suffer as a result.

Concurrently with an infringement litigation, third parties may also be able to challenge the validity of the Company’s patents before administrative bodies in the United States or abroad. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of the Company’s patents in such a way that they no longer cover its products, potentially negatively impacting any concurrent litigation.

If the Company is sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay the Company from developing or commercializing its product candidates.

The Company’s commercial success depends in part on its ability to develop, manufacture, market and sell its product candidates without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. However, the Company’s research, development and commercialization activities may be subject to claims that it infringes, misappropriates or otherwise violates patents or other intellectual property rights owned or controlled by third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compositions, formulations, methods of manufacturing compounds or formulations and/or methods of use for the treatment of the disease indications for which the Company is developing. If any third-party patents or patent applications are found to cover its product candidates, their compositions, formulations or their methods of use or manufacture, the Company may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and the Company may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to its product candidates, including patent infringement lawsuits in the U.S. or abroad. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the compositions or formulations and use or manufacture of the Company’s product candidates. Third parties may assert infringement claims against the Company based on existing patents that they own or in-license or patents that may grant to them (or which they may in-license) in the future, regardless of the merit of such patents or infringement claims. If the Company’s defenses to such assertions of infringement were unsuccessful, it could be liable for a court-determined reasonable royalty on its existing sales and further damages to the patent owner (or licensee), such as lost profits. Such royalties and damages could be significant. If the Company is found to have willfully infringed the claims of a third party’s patent, the third party could be awarded treble damages and attorney’s fees. Further, unless the Company obtains a license to such patent, it may be precluded from commercializing the infringing product candidate. Any of the aforementioned could have a material adverse effect on its business, financial condition, results of operations and prospects.

The Company cannot guarantee the completeness or thoroughness of any of its patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, nor can it be certain that it has identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of any of its product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that any of the Company’s product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of the Company’s technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against the Company based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including the Company, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If the Company were sued for patent infringement, it would need to demonstrate that the relevant product or methods of using the product either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and the Company may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if the Company is successful in these proceedings, the Company may incur substantial costs and the time and attention of its management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm its business and operating results. In addition, parties making claims against the Company may be able to sustain the costs of complex patent litigation more effectively than it can because they have substantially greater resources, and the Company may not have sufficient resources to bring these actions to a successful conclusion.

If the Company is found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, it could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product. Alternatively, the Company may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product. If the Company were required to obtain a license to continue to manufacture or market the affected product, the Company may be required to pay substantial royalties or grant cross-licenses to its patents. Even if the Company were able to obtain a license, it could be nonexclusive, thereby giving its competitors and other third parties access to the same technologies licensed to the Company. The Company cannot make assurances that any such license will be available on acceptable terms, if at all. Ultimately, the Company could be prevented from commercializing a product, or be forced to cease some aspect of its business operations as a result of claims of patent infringement or violation of other intellectual property rights, Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, the Company may not be able to obtain any required license on commercially reasonable terms or at all. Even if the Company were able to obtain a license, it could be non-exclusive, thereby giving its competitors access to the same technologies licensed to it; alternatively or additionally it could include terms that impede or destroy its ability to compete successfully in the commercial marketplace. A finding of infringement could prevent the Company from commercializing a product or force the Company to cease some of its business operations, which could harm its business. Claims that the Company has misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on its business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of the Company’s confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on its ability to raise additional funds or otherwise have a material adverse effect on its business, results of operations, financial condition and prospects.

Others may challenge inventorship or claim an ownership interest in the Company’s intellectual property which could expose it to litigation and have a significant adverse effect on its prospects.

Determinations of inventorship can be subjective. While the Company undertakes to accurately identify correct inventorship of inventions made on its behalf by its employees, consultants and contractors, an employee, consultant or contractor may disagree with its determination of inventorship and assert a claim of inventorship. Any disagreement over inventorship could result in the Company being forced to defend its determination of inventorship in a legal action which could result in substantial costs and be a distraction to its senior management and scientific personnel.

While the Company typically requires employees, consultants and contractors who may develop intellectual property on its behalf to execute agreements assigning such intellectual property to the Company, The Company may be unsuccessful in obtaining execution of assignment agreements with each party who in fact develops intellectual property that it regards as its own. Moreover, even when the Company obtains agreements assigning intellectual property to it, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached. In either case, the Company may be forced to bring claims against third parties, or defend claims that they may bring against the Company, to determine the ownership of what it regards as its intellectual property. Furthermore, individuals executing agreements with the Company may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with the Company may be ineffective in perfecting ownership of inventions developed by that individual. If the Company is unsuccessful in obtaining assignment agreements from an employee, consultant or contractor who develops intellectual property on its behalf, the employee, consultant or contractor may later claim ownership of the invention. Any disagreement over ownership of intellectual property could result in the Company losing ownership, or exclusive ownership, of the contested intellectual property, paying monetary damages and/or being enjoined from clinical testing, manufacturing and marketing of the affected product candidate(s). Even if the Company is successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to its senior management and scientific personnel.

The Company may be subject to claims by third parties asserting that its employees or it has misappropriated their intellectual property or claiming ownership of what it regards as its own intellectual property.

Many of the Company’s current and former employees, including its senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Although the Company takes commercially reasonable steps to ensure that its employees do not use the proprietary information, know-how or trade secrets of others in their work for the Company, including incorporating such intellectual property into its product candidates, the Company may be subject to claims that it or these employees have misappropriated the intellectual property of a third party.

If the Company or any of its employees are accused of misappropriating the proprietary information, know-how or trade secrets of a third party, the Company may be forced to defend such claims in litigation. If the Company is found to have misappropriated the intellectual property rights of a third party, the Company may be forced to pay monetary damages, sustain reputational damage, lose key personnel or lose valuable intellectual property rights. Further, it may become necessary for the Company to obtain a license from such third party to commercialize its product candidates. Such a license may not be available on commercially reasonable terms or at all. Any of the aforementioned could materially affect the commercialization of the Company’s product candidates. Even if the Company is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

If the Company is unable to protect the confidentiality of its trade secrets, its business and competitive position would be harmed.

The Company considers proprietary trade secrets or confidential know-how and unpatented know-how to be important to its business. The Company may rely on trade secrets or confidential know-how to protect its technology, especially where patent protection is believed by the Company to be of limited value. The Company expects to rely on third parties for future manufacturing of its product candidates. The Company also expects to collaborate with third parties on the development of its product candidates. As a result of the aforementioned collaborations, the Company must, at times, share trade secrets with its collaborators. The Company may also conduct joint research and development programs that may require the Company to share trade secrets under the terms of its research and development partnerships or similar agreements.

Trade secrets or confidential know-how can be difficult to maintain as confidential. To protect this type of information against disclosure or appropriation by competitors, the Company’s policy is to require its employees, consultants, contractors and advisors to enter into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with the Company prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose the Company’s confidential information, including its trade secrets. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose the Company’s confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by the Company’s competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that the Company’s proprietary position is based, in part, on its know-how and trade secrets, a competitor’s discovery of its trade secrets or other unauthorized use or disclosure would impair its competitive position and may have an adverse effect on its business and results of operations. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

In addition, these agreements typically restrict the ability of the Company’s advisors, employees, third-party contractors and consultants to publish data potentially relating to its trade secrets, although its agreements may contain certain limited publication rights. Despite the Company’s efforts to protect its trade secrets, its competitors may discover its trade secrets, either through breach of its agreements with third parties, independent development or publication of information by any of its third-party collaborators. A competitor’s discovery of the Company’s trade secrets would impair its competitive position and have an adverse impact on its business.

Furthermore, courts outside the United States are sometimes less willing to protect trade secrets. If the Company chooses to go to court to stop a third party from using any of its trade secrets, the Company may incur substantial costs. These lawsuits may consume the Company’s time and other resources even if the Company is successful. Although the Company takes steps to protect its proprietary information and trade secrets, including through contractual means with its employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets or disclose its technology.

The Company may need to acquire or license additional intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of the Company’s product candidates. It may be necessary for the Company to use the patented or proprietary technology of one or more third parties to commercialize its current and future product candidates.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that the Company may consider attractive. These established companies may have a competitive advantage over the Company due to their size, cash resources and greater clinical development. If the Company is unable to acquire such intellectual property outright or obtain licenses to such intellectual property from such third parties when needed or on commercially reasonable terms, its ability to commercialize its product candidates, if approved, would likely be delayed or the Company may have to abandon development of that product candidate or program and its business and financial condition could suffer.

If the Company in-licenses additional product candidates in the future, it might become dependent on proprietary rights from third parties with respect to those product candidates. Any termination of such licenses could result in the loss of significant rights and would cause material adverse harm to the Company’s ability to develop and commercialize any product candidate subject to such licenses. Even if the Company is able to in-license any such necessary intellectual property, it could be on nonexclusive terms, including with respect to the use, field or territory of the licensed intellectual property, thereby giving the Company’s competitors and other third parties access to the same intellectual property licensed to the Company. In-licensing intellectual property rights could require the Company to make substantial licensing and royalty payments. For example, upon commercialization of certain of its product candidates, if ever, the Company is obligated to make certain royalty payments to each of BCM and certain of its founders. Patents licensed to the Company could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against the Company’s licensors or another licensee or in administrative proceedings. If any in-licensed patents are invalidated or held unenforceable, the Company may not be able to prevent competitors or other third parties from developing and commercializing competitive products.

Disputes may also arise between the Company and its current or future licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the Company’s financial or other obligations under the license agreement;

●	whether and the extent to which the Company’s technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

●	the Company’s right to sublicense patent and other rights to third parties under collaborative development relationships;

●	the Company’s diligence obligations with respect to the use of licensed technology in relation to its development and commercialization of its product candidates and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by the Company’s licensors and the Company and its partners; and

●	the priority of invention of patented technology.

If disputes over intellectual property that the Company has licensed or in the future have licensed prevent or impair the Company’s ability to maintain its current licensing arrangements on acceptable terms, the Company may be unable to successfully develop and commercialize the affected product candidates.

The risks described elsewhere pertaining to the Company’s intellectual property rights also apply to the intellectual property rights that the Company may own or in-license now or in the future, and any failure by the

Company or its licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on its business. In some cases the Company may not have control over the prosecution, maintenance or enforcement of the patents that it licenses, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and potential future licensors may fail to take the steps that it believes are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents

If the Company’s trademarks and trade names are not adequately protected, then the Company may not be able to build name recognition in its trademarks of interest and its business may be adversely affected.

The Company’s trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. The Company relies on both registration and common law protection for its trademarks. As a means to enforce its trademark rights and prevent infringement, the Company may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of the Company’s size. The Company may not be able to protect its rights to these trademarks and trade names or may be forced to stop using these names, which it needs for name recognition by potential partners or customers in its markets of interest. At times, competitors may adopt trade names or trademarks similar to the Company’s, thereby impeding its ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the Company’s registered or unregistered trademarks or trade names. Over the long term, if the Company is unable to establish name recognition based on its trademarks and trade names, then the Company may not be able to compete effectively, and its business may be adversely affected. During trademark registration proceedings, the Company may receive rejections. Although the Company would be given an opportunity to respond to those rejections, the Company may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against the Company’s trademarks, and its trademarks may not survive such proceedings. Moreover, any name the Company proposes to use for its products in the United States must be approved by the FDA, regardless of whether the Company has registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of the Company’s proposed product names, the Company may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If the Company is unable to establish name recognition based on its trademarks and trade names, the Company may not be able to compete effectively, and its business may be adversely affected.

Intellectual property rights do not necessarily address all potential threats to its business.

The degree of future protection afforded by the Company’s intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect its business, or permit the Company to maintain its competitive advantage. The following examples are illustrative:

●	others may be able to make products that are competitive to the Company’s product candidates or any of its product candidates but that are not covered by the claims of its patent portfolio;

●	others may independently develop similar or alternative technologies or otherwise circumvent any of the Company’s technologies without infringing its patent portfolio;

●	the Company or any of its collaborators might not have been the first to invent the inventions covered by its patent portfolio;

●	the Company or any of its collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that it or they own or have obtained a license, or will own or will have obtained a license;

●	it is possible that the Company’s own and in-licensed pending patent applications or those that the Company may file in the future will not lead to issued patents;

●	others may have access to the same intellectual property rights licensed to the Company on a non-exclusive basis in the future;

●	issued patents that the Company owns or in-licensed may not provide the Company with any competitive advantage, or may be held invalid or unenforceable, including as a result of legal challenges by its competitors;

●	the Company’s competitors might conduct research and development activities in countries where it does not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in its major commercial markets;

●	ownership of the Company’s patent portfolio may be challenged by third parties;

●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on its business;

●	patent enforcement is expensive and time-consuming and difficult to predict; thus, the Company may not be able to enforce any of its patents against a competitor; and

●	the Company may choose not to file a patent application for certain inventions, instead choosing to rely on trade secret protection, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm the Company’s business, financial condition, results of operations and prospects.

Risks Related to the Company’s Reliance on Third Parties

The Company relies on third parties to conduct certain aspects of its preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, the Company may not be able to obtain regulatory approval of or commercialize any potential product candidates.

The Company depends upon third parties to conduct certain aspects of its preclinical studies and clinical trials, under agreements with universities, medical institutions, CROs, strategic collaborators and others. The Company expects to have to negotiate budgets and contracts with such third parties, which may result in delays to its development timelines and increased costs.

The Company will rely especially heavily on third parties over the course of its clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, the Company is responsible for ensuring that each of its clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and the Company’s reliance on third parties does not relieve the Company of its regulatory responsibilities. The Company and these third parties are required to comply with Good Clinical Practice (“GCP”), requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, clinical investigators and clinical trial sites. If the Company or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in its clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require the Company to suspend or terminate these clinical trials or perform additional preclinical studies or clinical trials before approving its marketing applications. The Company cannot be certain that, upon inspection, such regulatory authorities will determine that any of its clinical trials comply with the GCP requirements.

The Company’s failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require the Company to repeat clinical trials, which would delay the regulatory approval process. Moreover, the Company’s business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting aspects of the Company’s preclinical studies or clinical trials will not be its employees and, except for remedies that may be available to the Company under its agreements with such third parties, it cannot control whether or not they devote sufficient time and resources to its preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including the Company’s competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on its behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to the Company’s protocols or regulatory requirements or for other reasons or if due to federal or state orders or absenteeism due to global conditions, including health epidemics and pandemics, they are unable to meet their contractual and regulatory obligations, the Company’s development timelines, including clinical development timelines, may be extended, delayed or terminated and the Company may not be able to complete development of, obtain regulatory approval of or successfully commercialize its product candidates. As a result, the Company’s financial results and the commercial prospects for its product candidates would be harmed, its costs could increase and its ability to generate revenue could be delayed.

If any of the Company’s relationships with these third-party CROs or others terminate, the Company may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact the Company’s ability to meet its desired development timelines. Though the Company carefully manages its relationships with its CROs, there can be no assurance that it will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on its business, financial condition and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause the Company’s product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of the Company’s product candidates and jeopardize the Company’s ability to commercialize its product candidates and generate revenue.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if the Company obtains marketing approval for any of its product candidates, there is no assurance that its manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If the Company’s manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, its development and commercialization efforts would be impaired, which would have an adverse effect on its business, financial condition, results of operations and growth prospects.

Because the Company relies on third-party manufacturing and supply vendors, including single-source vendors and vendors in foreign jurisdictions, its supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

The Company relies on third-party contract manufacturers to manufacture its product candidates for preclinical studies and clinical trials. The Company does not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that its preclinical and clinical development product supplies will not be limited, interrupted or of satisfactory quality or continue to be available at acceptable prices, including due to challenging macroeconomic conditions. Because the Company is dependent on limited third-party suppliers and manufacturers for the manufacturing of its product candidates, so long as it remains dependent on them, the loss of any of these suppliers and manufacturers, or any difficulties encountered by these suppliers and manufacturers in the production of its product candidates, could materially delay the conduct of its clinical trials and adversely impact its business.

In addition, the Company relies on vendors in foreign jurisdictions for its clinical drug supply for TTI-101, TTI-109 and future drug formulations. If this supply is interrupted for business or geopolitical reasons, the development of TTI-101 or TTI-109 could be materially delayed. In particular, any replacement of the Company’s manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming. Moreover, there is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. It is possible further tariffs may be imposed that could affect imports of APIs used in the Company’s product candidates or any other potential future product candidates, or its business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in its current or any other potential future product candidates. See “—International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.”

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of the Company’s manufacturers fails to comply with such requirements or to perform its obligations to the Company in relation to quality, timing or otherwise, or if its supply of components or other materials becomes limited or interrupted for other reasons, the Company may be forced to manufacture the materials itself, for which it currently does not have the capabilities or resources, or enter into an agreement with another third party, which the Company may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture the Company’s product candidates may be unique or proprietary to the original manufacturer and the Company may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase the Company’s reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have another third party manufacture its product candidates. If the Company is required to change manufacturers for any reason, it will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect the Company’s ability to develop product candidates in a timely manner or within budget.

The Company expects to continue to rely on third-party manufacturers for commercial supply of drug product, if it receives regulatory approval for TTI-101, TTI-109 or any other product candidate. To the extent that the Company has existing, or enters into future, manufacturing arrangements with third parties, it will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If the Company is unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, the Company may not be able to develop and commercialize its product candidates successfully. The Company’s or a third party’s failure to execute on its manufacturing requirements and comply with cGMP could adversely affect its business in a number of ways, including:

●	an inability to initiate or continue clinical trials of product candidates under development;

●	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

●	loss of the cooperation of an existing or future collaborator;

●	subjecting third-party manufacturing facilities or the Company’s manufacturing facilities to additional inspections by regulatory authorities;

●	requirements to cease distribution or to recall batches of the Company’s product candidates; and

●	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for the Company’s products.

Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact the Company’s ability to operate or lead to delays in any clinical development programs. the Company believes that its current fill and finish contractor is operating in accordance with cGMP, but it can give no assurance that FDA or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect its business.

If the Company is unable to enter into new collaborations, or if these collaborations are not successful, its business could be adversely affected.

A part of the Company’s strategy is to selectively evaluate partnerships in indications and geographies where it believes partners can add significant commercial and/or development capabilities. Further, the Company has limited capabilities for product development and does not yet have any capability for commercialization. Accordingly, the Company may in the future enter into collaborations with other companies to provide the Company with important technologies and funding for its programs and technology.

Any future collaborations the Company enters into may pose a number of risks, including the following:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply;

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as a strategic transaction that may divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with the Company’s products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than the Company’s;

●	product candidates discovered in collaboration with the Company may be viewed by its collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of the Company’s product candidates;

●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

●	collaborators with marketing and distribution rights to one or more of the Company’s product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●	collaborators may not provide the Company with timely and accurate information regarding development progress and activity under any future license agreement, which could adversely impact the Company’s ability to report progress to the Company’s investors and otherwise plan development of the Company’s product candidates;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for the Company with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators may not properly maintain or defend the Company’s intellectual property rights or may use the Company’s proprietary information in such a way as to invite litigation that could jeopardize or invalidate the Company’s intellectual property or proprietary information or expose the Company to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose the Company to litigation and potential liability;

●	if a collaborator of the Company is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by the Company; and

●	collaborations may be terminated by the collaborator, and, if terminated, the Company could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If collaborations the Company enters into do not result in the successful discovery, development and commercialization of product candidates or if a future collaborator terminates its agreement with the Company, The Company may not receive any research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Report also apply to the activities of the Company’s therapeutic collaborators.

The Company faces significant competition in seeking appropriate collaborators for its product candidates, and the negotiation process is time-consuming and complex. In order for the Company to successfully establish a collaboration for one or more of its product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that the Company is seeking and other available products for licensing by other companies. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. The Company’s ability to reach a definitive agreement for a collaboration will depend, among other things, upon its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If the Company is unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, the Company may have to curtail the development of a product candidate, reduce or delay its development program or one or more of the Company’s other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase the Company’s expenditures and undertake development or commercialization activities at the Company’s own expense. If the Company elects to increase its expenditures to fund development or commercialization activities on its own, the Company may need to obtain additional expertise and additional capital, which may not be available to the Company on acceptable terms, or at all. If the Company fails to enter into future collaborations or does not have sufficient funds or expertise to undertake the necessary development and commercialization activities, the Company may not be able to further develop its product candidates, bring them to market and generate revenue from sales of drugs or continue to develop its technology, and its business may be materially and adversely affected. Even if the Company is successful in its efforts to establish new strategic collaborations, the terms that it agrees upon may not be favorable to it, and it may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic collaboration agreements related to the Company’s product candidates could delay the development and commercialization of its product candidates and reduce their competitiveness even if they reach the market.

The operations of the Company’s suppliers, some of which are located outside of the United States, are subject to additional risks that are beyond the Company’s control and that could harm its business, financial condition, results of operations and prospects.

Currently, some of the Company’s suppliers are located outside of the United States. As a result of its global suppliers, the Company is subject to risks associated with doing business abroad, including:

●	political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which the Company’s products are manufactured;

●	the imposition of new laws and regulations, including those relating to labor conditions, quality, and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where the Company’s suppliers operate;

●	greater challenges and increased costs with enforcing and periodically auditing or reviewing the Company’s suppliers’ and manufacturers’ compliance with cGMPs or status acceptable to the FDA, EMA or comparable foreign regulatory authorities;

●	reduced protection for intellectual property rights, including trademark protection, in some countries;

●	disruptions in operations due to global, regional or local public health crises or other emergencies or natural disasters;

●	disruptions or delays in shipments; and

●	changes in local economic conditions in countries where the Company’s manufacturers or suppliers are located.

These and other factors beyond the Company’s control could interrupt the Company’s suppliers’ production, influence the ability of the Company’s suppliers to export its clinical supplies cost-effectively or at all, and inhibit the Company’s suppliers’ ability to procure certain materials, any of which could harm its business, financial condition, results of operations and prospects.

The Company’s suppliers and any future collaborators may need assurances that its financial resources and stability on a stand-alone basis are sufficient to satisfy their requirements for doing or continuing to do business with the Company.

The Company’s suppliers and any future collaborators may need assurances that its financial resources and stability on a stand-alone basis are sufficient to satisfy their requirements for doing or continuing to do business with the Company. If these parties are not satisfied with its financial resources and stability, it could have a material adverse effect on the Company’s ability to develop its drug candidates, enter into licenses or other agreements and on its business, financial condition or results of operations.

Risks Related to Managing the Company’s Business and Operations

The Company may encounter difficulties in managing its growth, which could adversely affect its operations.

As of March 31, 2025, Legacy Tvardi had 12 full-time employees. As the Company’s clinical development and commercialization plans and strategies develop, it will need to expand its managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for the Company. As the Company’s operations expand, the Company expects that it will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. The Company’s future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, retaining and motivating additional employees;

●	managing the Company’s development and commercialization efforts effectively, including the clinical and FDA review process for TTI-101, TTI-109 and any other product candidates, while complying with the Company’s contractual obligations to contractors and other third parties; and

●	improving the Company’s operational, financial and management controls, reporting systems and procedures.

The Company’s ability to continue to develop and, if approved, commercialize its product candidates will depend, in part, on its ability to effectively manage its future growth. The Company’s management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

If the Company is not able to effectively expand its organization by hiring new employees and expanding its groups of consultants and contractors, the Company may not be able to successfully implement the tasks necessary to further develop and commercialize TTI-101, TTI-109 or any other product candidates and, accordingly, may not achieve its research, development and commercialization goals.

The Company may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm its business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either its business or the acquired businesses.

The Company currently has no marketing and sales organization and has no experience as a company in commercializing products, and the Company may have to invest significant resources to develop these capabilities. If the Company is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its products, the Company may not be able to generate product revenue.

The Company has no internal sales, marketing or distribution capabilities, nor has it commercialized a product. If any of the Company’s product candidates ultimately receives regulatory approval, the Company expects to establish a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. The Company has no prior experience as a company in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including its ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of the Company’s internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. The Company may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment its own sales force and distribution systems or in lieu of its own sales force and distribution systems. The Company may not be able to enter into collaborations or hire consultants or external service providers to assist the Company in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, its product revenues and its profitability, if any, may be lower if it relies on third parties for these functions than if it were to market, sell and distribute any products that it develops itself. The Company likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market its products effectively. If the Company is not successful in commercializing its products, either on its own or through arrangements with one or more third parties, the Company may not be able to generate any future product revenue and it would incur significant additional losses.

If the Company loses key management personnel, or if the Company fails to recruit additional highly skilled personnel, its ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make the Company less competitive.

The Company’s ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon its ability to attract and retain highly qualified managerial, scientific and medical personnel. The Company is highly dependent on its management, scientific and medical personnel, including key members of its senior management and executive team. Although the Company has employment agreements with its key employees, these employment agreements provide for at-will employment, which means that any of its employees could leave its employment at any time, with or without notice. The Company does not maintain “key person” insurance for any of its executives or other employees. The loss of the services of any of the Company’s executive officers, other key employees and other scientific and medical advisors, and its inability to find suitable replacements could result in delays in product development and harm its business. Competition for skilled personnel in its market is intense and may limit its ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain in the Company, in addition to salary and cash incentives, the Company has provided equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in its stock price that are beyond its control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite the Company’s efforts to retain valuable employees, members of its management, scientific and development teams may terminate their employment with the Company on short notice. The Company’s key employees are at-will employees, which means that any of its employees could leave its employment at any time, with or without notice. The Company does not maintain “key person” insurance policies on the lives of these individuals or the lives of any of its other employees. The Company’s success also depends on its ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.

The Company’s employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

The Company is exposed to the risk of employee fraud or other illegal activity by its employees, independent contractors, consultants, commercial partners, collaborators and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards the Company has established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to the Company. If the Company obtains FDA approval of any of its product candidates and begins commercializing those products in the United States, its potential exposure under such laws will increase significantly, and its costs associated with compliance with such laws will also increase. These laws may impact, among other things, its current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. It is not always possible to identify and deter misconduct by the Company’s employees, independent contractors, consultants, commercial partners and vendors, and the precautions the Company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against the Company and the Company is not successful in defending itself or asserting its rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if the Company becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of its operations.

The Company or the third parties upon whom it depends may be adversely affected by natural disasters, and its business continuity and disaster recovery plans may not adequately protect the Company from a serious disaster.

The Company’s operations are located in its facilities in Sugar Land, Texas and it works with third-party CROs and CDMOs globally. Any unplanned event, such as flood, fire, explosion, tornadoes, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in the Company being unable to fully utilize its facilities, or the manufacturing facilities of its third-party contract manufacturers, may have a material and adverse effect on its ability to operate its business and have significant negative consequences on its financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of the Company’s product candidates or interruption of its business operations. Natural disasters could further disrupt its operations and have a material and adverse effect on its business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented the Company from using all or a significant portion of its headquarters, that damaged critical infrastructure, such as its research facilities or the manufacturing facilities of its third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for the Company to continue its business for a substantial period of time.

As part of its risk management policy, the Company maintains insurance coverage at levels that it believes are appropriate for its business. However, in the event of an accident or incident at these facilities, the Company cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If the Company’s facilities, or the manufacturing facilities of the Company’s third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of the Company’s research and development programs may be harmed.

Risks Related to Ownership of the Company’s Common Stock

The market price of the Company’s common stock is expected to be volatile.

The market price of the Company’s common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of the Company’s common stock to fluctuate include:

●	the ability of the Company to obtain regulatory approvals for its product candidates, and delays or failures to obtain such approvals;

●	failure of any of the Company’s product candidates, if approved, to achieve commercial success;

●	failure by the Company to maintain its existing third-party license and supply agreements;

●	failure by the Company or its licensors to prosecute, maintain, or enforce its intellectual property rights;

●	changes in laws or regulations applicable to the Company’s product candidates;

●	any inability to obtain adequate supply of the Company’s product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new products, services or technologies by the Company’s competitors;

●	failure to meet or exceed financial and development projections the Company may provide to the public;

●	failure to meet or exceed the financial and development projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by the Company or its competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and the Company’s ability to obtain patent protection for its technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about the Company’s business, or if they issue an adverse or misleading opinion regarding its business and stock;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of its common stock by the Company or its stockholders in the future;

●	trading volume of the Company’s common stock;

●	failure to maintain compliance with the listing requirements of The Nasdaq Capital Market;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	adverse publicity generally, including with respect to other products and potential products in such markets;

●	the introduction of technological innovations or new therapies that compete with potential products of the Company;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in the Company’s financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Company’s common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Company’s profitability and reputation.

Additionally, a decrease in the stock price of the Company may cause the Company’s common stock to no longer satisfy the continued listing standards of Nasdaq. If the Company is not able to maintain the requirements for listing on Nasdaq, it could be delisted, which could have a materially adverse effect on its ability to raise additional funds as well as the price and liquidity of its common stock.

The Company will incur costs and demands upon management as a result of complying with the laws, rules and regulations affecting public companies.

The Company will incur significant legal, accounting and other expenses that Legacy Tvardi did not incur as a private company, including costs associated with public company reporting requirements.

The Company will also incur costs associated with corporate governance requirements, including requirements under the laws, rules and regulations of the SEC as well as the Nasdaq rules. These laws, rules and regulations are expected to increase the Company’s legal and financial compliance costs and to make some activities more time consuming and costly. For example, the Company’s management team will include executive officers of Legacy Tvardi prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These laws, rules and regulations also may make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on the board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause the Company’s business or stock price to suffer.

Anti-takeover provisions in the Company’s charter documents and under Delaware law could make an acquisition of the Company more difficult and may prevent attempts by the Company stockholders to replace or remove the Company management.

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding Company voting stock from merging or combining with the Company. Although Cara and Legacy Tvardi believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

The amended and restated certificate of incorporation of the Company provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or other employees, and could make it more costly for stockholders to bring a claim against the Company.

The amended and restated certificate of incorporation and amended and restated bylaws of the Company provide, among other things, that that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) generally will be the exclusive forum for any derivative action or proceeding brought on the Company’s behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against the Company arising pursuant to the DGCL, the Company’s amended and restated certificate of incorporation or the Company’s amended and restated bylaws, or any action asserting a claim against the Company that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the amended and restated certificate of incorporation and the amended and restated bylaws of the Company will further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims, and investors cannot waive compliance with the federal laws and rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, the Company would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of its amended and restated certificate of incorporation and amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there is uncertainty that the provision would be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in the Company’s amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm its business, financial condition, results of operations, and prospects. This exclusive forum provision may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees or stockholders, which may discourage such lawsuits against the Company and its directors, officers and other employees and stockholders. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect its business, financial condition and results of operations.

The Company does not anticipate paying any cash dividends in the foreseeable future.

The current expectation is that the Company will retain its future earnings, if any, to fund the development and growth of the Company’s business. As a result, capital appreciation, if any, of the common stock of the Company will be its stockholders’ sole source of gain, if any, for the foreseeable future.

An active trading market for the Company’s common stock may not develop and its stockholders may not be able to resell their shares of common stock for a profit, if at all.

Prior to the Merger, there had been no public market for Legacy Tvardi’s common stock. An active trading market for the Company’s shares of common stock may never develop or be sustained. If an active market for its common stock does not develop or is not sustained, it may be difficult for its stockholders to sell their shares at an attractive price or at all.

Future sales of shares by existing stockholders could cause the Company’s stock price to decline.

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market after legal restrictions on resale lapse, including upon the expiration or release of lock-up restrictions pursuant to the terms of the Lock-Up Agreements, the trading price of the common stock of the Company could decline. The Company is not able to predict the effect that sales may have on the prevailing market price of the Company’s common stock.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the Company, its business or its market, its stock price and trading volume could decline.

The trading market for the Company’s common stock is influenced by the research and reports that equity research analysts publish about it and its business. Equity research analysts may elect not to provide research coverage of the Company’s common stock, and such lack of research coverage may adversely affect the market price of its common stock. In the event it does have equity research analyst coverage, the Company will not have any control over the analysts, or the content and opinions included in their reports. The price of the Company’s common stock could decline if one or more equity research analysts downgrade its stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of the Company or fails to publish reports on it regularly, demand for its common stock could decrease, which in turn could cause its stock price or trading volume to decline.

If the Company fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.

The Company is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, Legacy Tvardi was never required to test its internal controls within a specified period. This will require that the Company incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. The Company may experience difficulty in meeting these reporting requirements in a timely manner.

The Company may discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. The Company’s internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If the Company is not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if it is unable to maintain proper and effective internal controls, the Company may not be able to produce timely and accurate financial statements. If that were to happen, the market price of its common stock could decline and it could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

If the Company fails to attract and retain management and other key personnel, it may be unable to continue to successfully develop or commercialize its product candidates or otherwise implement its business plan.

The Company’s ability to compete in the highly competitive pharmaceuticals industry depends on its ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. The Company is highly dependent on its management and scientific personnel. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of the Company’s product pipeline, completion of its planned clinical trials, commercialization of its product candidates or in-licensing or acquisition of new assets and could impact negatively its ability to implement successfully its business plan. If the Company loses the services of any of these individuals, it might not be able to find suitable replacements on a timely basis or at all, and its business could be harmed as a result. The Company might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

The Company is expected to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in its common stock being less attractive to investors.

The Company has a public float of less than $250 million and therefore qualifies as a smaller reporting company under the rules of the SEC. As a smaller reporting company, the Company is able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. The Company cannot predict if investors will find its common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

Changes in tax laws may materially adversely affect the Company’s business, prospects, financial condition and operating results.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect the Company’s business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to the Company. For example, the Tax Act, the CARES Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect the Company, and certain aspects of such legislation could be repealed or modified in future legislation. Such tax law changes could have a material adverse impact on the Company. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. While it is too early to assess the overall impact of these changes, as these and other tax laws and related regulations are revised, enacted, and implemented, the Company’s financial condition, results of operations, and cash flows could be materially adversely impacted.

The Company’s ability to use net operating loss carryforwards and other tax attributes may be limited, including as a result of the Merger.

Each of Cara and Legacy Tvardi has incurred losses during its history, and the Company does not expect to become profitable in the near future and may never achieve profitability. To the extent that the Company continues to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, Cara had U.S. federal net operating loss (“NOL”) carryforwards and state NOL carryforwards of $475.4 million and $403.1 million, respectively, and Legacy Tvardi had U.S. federal NOL carryforwards of approximately $47.2 million. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company’s ability to utilize its NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger or other transactions. Similar rules may apply under state tax laws. If the Company earns taxable income, such limitations could result in increased future income tax liability to the Company, and the Company’s future cash flows could be adversely affected.

The consummation of the Merger has made the Company subject to the SEC requirements applicable to reporting shell company business combinations. As a result, the Company is subject to more stringent reporting requirements, offering limitations and resale restrictions.

According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. The Company is subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

●	the Company was required file a Current Report on Form 8-K to report the Form 10 type information (the “Super 8-K”) after the closing of the Merger reflecting our status as an entity that is not a shell company;

●	the Company will not be eligible to use a Form S-3 until 12 full calendar months after the Closing Date;

●	the Company will need to wait at least 60 calendar days after the filing of the Super 8-K to file a Form S-8 for any equity plans or awards, such as the 2025 Equity Plan and the 2025 Employee Stock Purchase Plan;

●	the Company will be an “ineligible issuer” for three years following the Closing Date, which will prevent the Company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer (WKSI) status despite its public float;

●	investors who (i) were affiliates of Legacy Tvardi at the time the Merger was submitted for the vote or consent of Legacy Tvardi’s stockholders, (ii) receive securities of Tvardi in the Merger and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore would be underwriters with respect to resales of those securities; and

●	Rule 144(i)(2) will limit the ability of holders of restricted securities and any affiliates of the public company to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of Tvardi per Rule 144, until one year after the Form 10 information is filed with the SEC. Non-affiliate Cara Stockholders prior the Merger are not subject to such restrictions on public resales of their shares.

The foregoing SEC requirements will increase the Company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Furthermore, such requirements will add burdensome restrictions on the resale of the Company’s Common Stock by affiliates of Legacy Tvardi and any holders of “restricted” or “control” securities of the Company.

The Company may become involved in securities litigation that could divert management’s attention and harm the Company’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or stockholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The Company is involved and may continue to be involved in this type of litigation in connection with the Merger.

Two lawsuits were filed in the Supreme Court of the State of New York, County of New York, on March 5 and March 6, 2025 by two purported stockholders of Cara in connection with the Merger. The lawsuits are captioned Joseph Clark v. Cara Therapeutics, Inc., et al., No. 651260/2025 (the “Clark Complaint”), and Michael Kent v. Cara Therapeutics, Inc., et al., No. 651272/2025 (the “Kent Complaint” and, together with the Clark Complaint, the “Complaints”). Both Complaints named Cara and the members of the Cara board of directors as defendants. The plaintiffs contended that the Proxy Statement/Prospectus omitted or misrepresented material information regarding the Merger, rendering the Proxy Statement/Prospectus false and misleading, and assert claims under New York state law.

Between December 20, 2024 and March 19, 2025, Cara received thirteen demands and three draft complaints from purported stockholders of Cara (collectively, the “Demands”) making substantially similar allegations as in the Complaints regarding the disclosures in the Proxy Statement/Prospectus related to the Merger and assert claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.

The Company cannot predict the outcome of any litigation or the Demands. The Company and the individual defendants intend to vigorously defend against the allegations made in the Complaints, the Demands, and any subsequently filed similar actions. It is possible additional lawsuits may be filed or additional demand letters may be received arising out of the Merger. Responding to these demands and litigation often is expensive and diverts management’s attention and resources, which could adversely affect the Company’s business.

General Risk Factors

Legacy Tvardi identified material weaknesses in its internal control over financial reporting, and, following the Merger, such material weaknesses must be remediated by the Company. If the Company fails to remediate these material weaknesses, or if it experiences additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting in the future, the Company may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence in the Company and, as a result, the value of its common stock.

As of December 31, 2024, Legacy Tvardi had limited accounting personnel and other resources to address its internal control over financial reporting. In connection with the preparation of Legacy Tvardi’s financial statements for the year ended December 31, 2024, material weaknesses were identified in the design and operating effectiveness of Legacy Tvardi’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

These material weaknesses are related to the fact that Legacy Tvardi lacked a sufficient number of professionals to consistently establish appropriate authorities and responsibilities in pursuit of Legacy Tvardi’s financial reporting objectives. The lack of sufficient number of finance and accounting professionals contributed to the inadequate design and Legacy Tvardi’s inability to maintain effective controls over the segregation of duties related to journal entries. In addition, Legacy Tvardi identified a material weakness in its financial reporting related to inadequate review of financial statements and disclosures.

However, these material weaknesses could result in a misstatement of substantially all of the Company’s accounts or disclosures that would result in a material misstatement of its future annual or interim financial statements that would not be prevented or detected. Following the Merger, these material weaknesses must be remediated by the Company.

To remediate the material weaknesses, the Company plans to implement formal risk assessment processes and procedures and design sufficient controls to remediate these weaknesses. The Company intends to hire additional experienced accounting and financial reporting personnel, formalize design and implementation of internal controls over the financial reporting process, including general controls over information systems. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The measures the Company has taken to date, and is continuing to design and implement, may not be sufficient to remediate the material weaknesses the Company has identified or avoid potential future material weaknesses. If the steps the Company takes do not correct these material weaknesses in a timely manner, the Company will be unable to conclude that it maintains effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis.

If the Company fails to remediate its existing material weaknesses or identify new material weaknesses in its internal control over financial reporting, if the Company is unable to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if the Company is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm is unable to conclude that its internal control over financial reporting is effective, the Company may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence in the Company and the market price of its common stock could be negatively affected. As a result, the Company could also become subject to investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and financial condition or divert financial and management resources from its regular business activities.

The Company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public reporting company, the Company is subject to certain reporting requirements of the Exchange Act. The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in the Company’s control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

The Company’s issuance of additional capital stock in connection with financings, acquisitions, investments, its stock incentive plans or otherwise will dilute all other stockholders.

The Company expects to issue additional capital stock in the future that will result in dilution to all other stockholders. The Company expects to grant equity awards to employees, directors, and consultants under its stock incentive plans. As part of its business strategy, the Company may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of the Company’s common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about the Company’s business, its stock price and trading volume could decline.

The trading market for the Company’s common stock will depend in part on the research and reports that securities or industry analysts publish about the Company or its business. If one or more of the analysts who covers the Company downgrades its stock or publishes inaccurate or unfavorable research about its business, its stock price may decline. If one or more of these analysts ceases coverage of its company or fails to publish reports on the Company regularly, demand for its stock could decrease, which might cause its stock price and trading volume to decline.

The Company will incur significant increased costs as a result of operating as a public company, and its management is required to devote substantial time to new compliance initiatives.

As a public company, the Company incurs significant legal, accounting and other expenses. The Company is subject to the reporting requirements of the Exchange Act, which requires, among other things, that the Company file with the SEC annual, quarterly and current reports with respect to its business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market (“Nasdaq”), to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which the Company operates its business in ways it cannot currently anticipate.

The Company expects the rules and regulations applicable to public companies to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of the Company’s management and personnel from other business concerns, they could have an adverse effect on its business. The increased costs will decrease the Company’s net income or increase the Company’s net loss and may require the Company to reduce costs in other areas of its business or increase the prices of its products or services. For example, the Company expects these rules and regulations to make it more difficult and more expensive for the Company to obtain director and officer liability insurance and the Company may be required to incur substantial costs to maintain the same or similar coverage. The Company cannot predict or estimate the amount or timing of additional costs the Company may incur to respond to these requirements. The impact of these requirements could also make it more difficult for the Company to attract and retain qualified persons to serve on its board of directors, its board committees or as executive officers.

The Company is subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, and policies related to data privacy and security. The Company’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of its business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, the Company collects, receives, stores, processes, generates, uses, transfers, discloses, makes accessible, protects, secures, disposes of, transmits, and shares (collectively, process or processing) certain sensitive information, including proprietary and confidential business data, trade secrets, employee data, intellectual property, data it collects about clinical trial participants in connection with clinical trials, and other sensitive third-party data (collectively, sensitive data). The global data protection landscape is rapidly evolving and the Company is or may become subject to numerous data privacy and security obligations, such as various state, federal and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations governing the collection use, disclosure, retention, and security of personal information or otherwise relating to data privacy and security, including as relates to information that the Company may collect in connection with clinical trials in the United States and abroad.

Various federal, state, local and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws, rules or regulations, enact new laws, rules or regulations or issue revised rules or guidance regarding data privacy and security. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the Company cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on its business. This evolution may create uncertainty in the Company’s business, affect its ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in its contracts, result in liability or impose additional costs on the Company. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by the Company to comply with federal, state or foreign laws or regulations, its internal policies and procedures or its contracts governing the processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to the Company’s reputation, any of which could have a material adverse effect on its business, results of operation, and financial condition.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, data privacy laws, and other similar laws. For example, HIPAA, as amended by HITECH (collectively, “HIPAA”), imposes among other things, certain requirements relating to the privacy, security, transmission, and breach of individually identifiable health information. The Company may obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, the Company could be subject to significant penalties if it violates HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for the Company and its future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”), went into effect on January 1, 2020 and applies to the personal information of California consumers, business representatives, and employees, and increases the privacy and security obligations of entities handling certain personal information, including among other things, requiring businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties of up to $7,500 per violation as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing the likelihood of, and risks associated with, data breach litigation. Although the law includes limited exceptions, including for certain information collected as part of clinical trials, the CCPA may impact the Company’s processing of personal information and increases its compliance costs. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) generally went into effect on January 1, 2023, and significantly expands the CCPA, such as granting additional rights to California residents, including the right to correct personal information and additional opt-out rights for certain uses and sensitive data, and imposes additional data protection obligations on covered businesses, including additional limitations on data uses and new audit requirements for higher risk data. The CPRA also established a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Other states, such as Virginia, Indiana, Oregon, Texas, Tennessee, Montana, Iowa, Delaware, Connecticut, Utah and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these state privacy laws, like the CCPA, also exempt some data processed in the context of clinical trials, these laws could have potentially conflicting requirements that further complicate compliance efforts, and increase legal risk and compliance costs for the Company and the third parties upon whom it relies. In the event that the Company is subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect its financial condition. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on the Company. In addition to data privacy and security laws, the Company is also bound by other contractual obligations related to data privacy and security, and its efforts to comply with such obligations may not be successful.

Each of these laws, rules, regulations and contractual obligations relating to data privacy and security, and any other such changes or new laws, rules, regulations or contractual obligations could impose significant limitations, require changes to the Company’s business, or restrict its collection, use, storage or processing of personal information, which may increase its compliance expenses and make its business more costly or less efficient to conduct. In addition, any such changes could compromise the Company’s ability to develop an adequate marketing strategy and pursue its growth strategy effectively or even prevent the Company from providing certain products in jurisdictions in which it currently operates and in which the Company may operate in the future or incur potential liability in an effort to comply with such legislation, which, in turn, could adversely affect its business, financial condition, results of operations and prospects. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy or security laws, whether by the Company, one of its CROs, CMOs, partners or another third party, could adversely affect its business, financial condition, results of operations and prospects, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding the Company’s privacy and security practices; requirements that it provides notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against the Company’s licenses to do business; reputational damage; and injunctive relief. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase its costs of doing business. In this regard, the Company expects that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EEA and other jurisdictions, and it cannot determine the impact such future laws, regulations and standards may have on its business.

Any actual or perceived failure by the Company or its third-party service providers to comply with any federal, state or foreign laws, rules, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which the Company may be subject or other legal obligations relating to privacy, data protection, data security or consumer protection could adversely affect the Company’s reputation, brand and business. the Company may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, rules and regulations or other legal obligations relating to privacy or any inadvertent or unauthorized use or disclosure of data that the Company stores or handles as part of operating its business. Any of these events could adversely affect the Company’s reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in its business operations (including clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize its products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to its business model or operations.

The Company cannot assure you that its CROs, CMOs or other third-party service providers with access to its or its suppliers’, manufacturers’, clinical trial participants’ and employees’ sensitive information in relation to which the Company is responsible will not breach contractual obligations imposed by the Company, or that they will not experience data security incidents, which could have a corresponding effect on its business, including putting the Company in breach of its obligations under privacy laws and regulations and/or which could in turn adversely affect its business, financial condition, results of operations and prospects. The Company cannot assure you that its contractual measures and its own privacy and security-related safeguards will protect the Company from the risks associated with the third-party processing of such information. Any of the foregoing could adversely affect its business, financial condition, results of operations and prospects.

The Company also publicly posts its privacy policies and practices concerning its collection, use, disclosure and other processing of the personal information provided to the Company. Although it endeavors to comply with its public statements and documentation, the Company may at times fail to do so or be perceived to have failed to do so. The Company’s publication of its privacy policies and other statements it publishes that provide promises and assurances about privacy and security can subject the Company to potential state and federal action if they are found to be deceptive, unfair or misrepresentative of its actual practices. Any actual or perceived failure by the Company to comply with federal, state or foreign laws, rules or regulations, industry standards, contractual or other legal obligations, or any actual, perceived or suspected cybersecurity incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in enforcement actions and prosecutions, private litigation, significant fines, penalties and censure, claims for damages by customers and other affected individuals, regulatory inquiries and investigations or adverse publicity and could cause its customers to lose trust in the Company, any of which could adversely affect its business, financial condition, results of operations and prospects.

The successful assertion of one or more large claims against the Company that exceeds its available insurance coverage, or results in changes to its insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on its business. In addition, the Company cannot be sure that its existing insurance coverage will continue to be available on acceptable terms or that its insurers will not deny coverage as to any future claim.

Changes in U.S. tax law could adversely affect the Company’s financial condition and results of operations.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect the Company or holders of its common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on its business, cash flow, financial condition or results of operations. The Company urges investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in its common stock.

The Company’s information systems, or those of its collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of its product development programs.

The Company’s information systems and those of its current and any future collaborators, other contractors or consultants and third-party suppliers (i.e., its supply chain) are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The Company exercises little or no direct control over how these third parties operate their networks, which increases its vulnerability to problems with their systems. While the Company has not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in its information systems or those of the Company’s collaborators, vendors, contractors or consultants, it could result in a disruption of its development programs and its business operations, whether due to a loss of the Company’s trade secrets or other proprietary information or other similar disruptions, as well as reputational harm and adverse legal and regulatory consequences. For example, the loss of clinical trial data from future clinical trials could result in delays in the Company’s regulatory approval efforts and significantly increase its costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, the Company’s data or applications, or inappropriate disclosure of confidential or proprietary information, it could incur liability, its competitive position could be harmed and the further development and commercialization of its product candidates could be delayed.

The Company is also subject to cybersecurity risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release, exposure or loss of information maintained in the information systems and networks of the Company’s company and its vendors, including personal information of the Company’s employees and clinical trial subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate the Company’s systems or those of its vendors or fraudulently induce its personnel or the personnel of its vendors to disclose sensitive information in order to gain access to the Company’s data and/or systems. The Company may experience threats to its data and systems, including malicious code and viruses, supply chain attacks, phishing and other cyberattacks. The number and complexity of these threats continue to increase over time. While the Company has not experienced, to date, a cybersecurity threat, including as a result of any previous cybersecurity incidents, that has materially affected or is reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, it cannot guarantee that it will not experience such a threat or incident in the future. If a material breach of, or accidental or intentional loss of data from, the Company’s information technology systems or those of its vendors occurs, the market perception of the effectiveness of its security measures could be harmed and the Company’s reputation and credibility could be damaged, and the Company could be subject to adverse legal and regulatory consequences. The Company could be required to expend significant amounts of money and other resources to repair or replace information systems or networks.

In addition, the Company could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although the Company develops and maintains systems and controls designed to prevent these events from occurring, and the Company has a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite the Company’s efforts, the possibility of these events occurring cannot be eliminated entirely. As the Company outsources more of its information systems to vendors, engage in more electronic transactions with payors and patients and rely more on cloud-based information systems, the related security risks will increase, and the Company will need to expend additional resources to protect its technology and information systems.

In addition, there can be no assurance that the Company’s internal information technology systems or those of its third-party contractors, or its consultants’ efforts to implement adequate security and control measures, will be sufficient to protect the Company against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks, which could result in financial, legal, business or reputational harm.

In addition, while the Company maintains insurance policies that may cover certain liabilities in connection with a cybersecurity incident, it cannot be certain that the insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to the Company on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims that exceed available insurance coverage, or the occurrence of changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on its business, including its financial condition, results of operations and reputation.

Unfavorable global economic conditions could adversely affect the Company’s business, financial condition or results of operations.

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of the Company’s future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, geopolitical events, such as the Russian invasion of Ukraine, the conflict in the Middle East and related global escalation of geopolitical tensions, and inflationary pressures could result in a variety of risks to the Company’s business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain its suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm its business and the Company cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact its business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.

Since March 2023, several financial institutions have experienced failures and have been placed into receivership. In addition, if any of the Company’s customers, suppliers or other parties with whom it conducts business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to the Company or to enter into new commercial arrangements requiring additional payments to the Company could be adversely affected. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, Federal Deposit Insurance Corporation (“FDIC”), and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although the Company assesses its banking and customer relationships as it believes necessary or appropriate, its access to funding sources and other credit arrangements in amounts adequate to finance or capitalize its current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with whom the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on the Company’s current and projected business operations and its financial condition and results of operations. These could include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	delayed or lost access to working capital sources and/or delays, inability or reductions in its ability to enter into new credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;

●	potential or actual breach of financial covenants in any credit agreements or credit arrangements; or

●	potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company to acquire financing on acceptable terms or at all.

Any decline in available funding or access to its cash and liquidity resources could, among other risks, adversely impact the Company’s ability to meet its operating expenses, financial obligations or fulfill its other obligations, result in breaches of its financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on the Company’s liquidity and its current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by the Company’s customers or suppliers, which in turn, could have a material adverse effect on its current and/or projected business operations and results of operations and financial condition. For example, a supplier may determine that it will no longer deal with the Company as a customer. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on its business.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about the Company’s clinical development programs and the diseases its therapeutics are being developed to treat, and the Company intends to utilize appropriate social media in connection with its commercialization efforts following approval of its product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to its business, resulting in potential regulatory actions against the Company, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that clinical trial enrollment may be adversely impacted, that the Company may fail to monitor and comply with applicable adverse event reporting obligations or that the Company may not be able to defend its business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what the Company may say about its product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about the Company on any social networking website. If any of these events were to occur or the Company otherwise fails to comply with applicable regulations, the Company could incur liability, face regulatory actions or incur other harm to its business.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

2.1‡	Agreement and Plan of Merger and Reorganization, dated as of December 17, 2024, by and among Cara Therapeutics, Inc., CT Convergence Merger Sub, Inc. and Tvardi Therapeutics, Inc.	8-K	001-36279	2.1	December 18, 2024

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Amended and Restated Bylaws.	10-Q	001-36279	3.2	November 14, 2024

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	June 7, 2024

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	December 30, 2024

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cara Therapeutics, Inc., dated April 15, 2025 (Stock Split Amendment).	8-K	001-36279	3.1	April 15, 2025

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cara Therapeutics, Inc., dated April 15, 2025 (Authorized Shares Amendment).	8-K	001-36279	3.2	April 15, 2025

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cara Therapeutics, Inc., dated April 15, 2025 (Name Change Amendment).	8-K	001-36279	3.3	April 15, 2025

10.1†	Amendment to Asset Purchase Agreement

31.1†	Certification of Chief Executive Officer of Tvardi Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Tvardi Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1†*

Certifications of Chief Executive Officer and Chief Financial Officer of Tvardi Therapeutics, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

‡ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVARDI THERAPEUTICS, INC.

Date: May 13, 2025	By	/s/ IMRAN ALIBHAI
Imran Alibhai
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By	/s/ DAN CONN
Dan Conn
Chief Financial Officer
(Principal Financial Officer)