Form 10-Q
period 2025-09-30
Tvardi Therapeutics, Inc.
filed 2025-11-13
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 10, 2025 was: 9,381,344.

TVARDI THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

`
		Page

Part I	Financial Information	3

Item 1.	Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024	4

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

Part II	Other Information	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	116

Item 3.	Defaults Upon Senior Securities	117

Item 4.	Mine Safety Disclosures	117

Item 5.	Other Information	117

Item 6.	Exhibits	117

	Signatures	119

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	As of September 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$21,418	$31,614
Short-term investments	15,042	—
Prepaid expenses and other current assets	1,983	72
Total current assets	38,443	31,686
Property and equipment, net	60	84
Intangible assets, net	338	385
Operating lease right-of-use assets	163	216
Deferred offering costs	—	2,811
Other non-current assets	17	17
Total assets	$39,021	$35,199

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,078	2,186
Accrued expenses	6,849	8,078
Operating lease liabilities, current portion	113	103
Total current liabilities	11,040	10,367
Operating lease liabilities, net of current portion	115	201
Convertible Notes	—	30,259
Total liabilities	11,155	40,827

Commitments and contingencies (Note 13)

Redeemable convertible preferred stock (Series A, B), $0.001 par value; 0 shares and 29,723,540 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 0 shares and 3,963,910 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $0 and $85,902 as of September 30, 2025 and December 31, 2024, respectively	—	85,503

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 150,000,000 shares and 58,251,629 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 9,379,332, and 2,574,767 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	2
Additional paid-in capital	131,025	1,103
Accumulated other comprehensive income	7	—
Accumulated deficit	(103,175)	(92,236)
Total stockholders' equity (deficit)	27,866	(91,131)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$39,021	$35,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,603	$4,795	$12,520	$15,047
General and administrative	2,335	881	6,641	2,258
Total operating expenses	5,938	5,676	19,161	17,305
Loss from operations	(5,938)	(5,676)	(19,161)	(17,305)
Interest income	411	163	1,063	615
Other income, net	—	—	7,159	—
Net loss	$(5,527)	$(5,513)	$(10,939)	$(16,690)

Net loss per share attributable to common stockholders:
Basic	$(0.59)	$(2.14)	$(1.62)	$(6.48)
Diluted	$(0.59)	$(2.14)	$(2.50)	$(6.48)
Weighted-average common shares outstanding:
Basic	9,377,079	2,574,767	6,757,955	2,574,054
Diluted	9,377,079	2,574,767	7,244,785	2,574,054

Comprehensive loss:
Net loss	$(5,527)	$(5,513)	$(10,939)	$(16,690)
Unrealized gain on short-term investments	20	—	7	—
Comprehensive loss	$(5,507)	$(5,513)	$(10,932)	$(16,690)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, amounts in thousands, except share amounts)

	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances as of December 31, 2024	29,555,538	$85,503	19,197,914	$19	$1,086	$(92,236)	$—	$(91,131)
Retroactive application of reverse recapitalization	(25,591,628)	—	(16,623,147)	(17)	17	—	—	—
Adjusted balance, beginning of period	3,963,910	85,503	2,574,767	2	1,103	(92,236)	—	(91,131)
Exercise of stock options	—	—	727	—	3	—	—	3
Stock-based compensation	—	—	—	—	80	—	—	80
Unrealized gain on short-term investments	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(9,579)	—	(9,579)
Balances as of March 31, 2025	3,963,910	$85,503	2,575,494	$2	$1,186	$(101,815)	$2	$(100,625)
Exercise of stock options	—	—	17,891	—	421	—	—	421
Stock-based compensation	—	—	—	—	627	—	—	627
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	(3,963,910)	(85,503)	3,963,910	4	85,499	—	—	85,503
Issuance of common stock upon the conversion of Convertible Notes	—	—	1,265,757	1	23,099	—	—	23,100
Issuance of common stock in connection with the Merger	—	—	1,550,381	2	23,871	—	—	23,873
Transaction costs in connection with the Merger	—	—	—	—	(4,124)	—	—	(4,124)
Unrealized loss on short-term investments	—	—	—	—	—	—	(15)	(15)
Net income	—	—	—	—	—	4,167	—	4,167
Balances as of June 30, 2025	—	$—	9,373,433	$9	$130,579	$(97,648)	$(13)	$32,927
Exercise of stock options	—	—	5,899	—	107	—	—	107
Stock-based compensation	—	—	—	—	339	—	—	339
Unrealized gain on short-term investments	—	—	—	—	—	—	20	20
Net loss	—	—	—	—	—	(5,527)	—	(5,527)
Balances as of September 30, 2025	—	$—	9,379,332	$9	$131,025	$(103,175)	$7	$27,866

Balances as of December 31, 2023	29,555,538	$85,503	19,134,164	$19	$762	$(62,839)	$—	$(62,058)
Retroactive application of reverse recapitalization	(25,591,628)	—	(16,567,945)	(17)	17	—	—	—
Adjusted balance, beginning of period	3,963,910	85,503	2,566,219	2	779	(62,839)	—	(62,058)
Exercise of stock options	—	—	8,548	—	5	—	—	5
Stock-based compensation	—	—	—	—	81	—	—	81
Net loss	—	—	—	—	—	(4,202)	—	(4,202)
Balances as of March 31, 2024	3,963,910	$85,503	2,574,767	$2	$865	$(67,041)	$—	$(66,174)
Stock-based compensation	—	—	—	—	79	—	—	79
Net loss	—	—	—	—	—	(6,975)	—	(6,975)
Balances as of June 30, 2024	3,963,910	$85,503	2,574,767	$2	$944	$(74,016)	$—	$(73,070)
Stock-based compensation	—	—	—	—	80	—	—	80
Net loss	—	—	—	—	—	(5,513)	—	(5,513)
Balances as of September 30, 2024	3,963,910	$85,503	2,574,767	$2	$1,024	$(79,529)	$—	$(78,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,939)	$(16,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	71	71
Stock-based compensation expense	1,046	240
Change in fair value of Convertible Notes	(7,810)	—
Non-cash lease expense	53	44
Accretion of discounts on short-term investments	(166)	—
Interest accrued on Convertible Notes	651	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,564)	1,974
Accounts payable and accrued expenses	919	958
Operating lease liabilities	(75)	(69)
Net cash used in operating activities	(17,814)	(13,472)
Cash flows from investing activities:
Purchases of short-term investments	(31,486)	—
Maturities of short-term investments	16,402	—
Net cash used in investing activities	(15,084)	—
Cash flows from financing activities:
Cash acquired in connection with the Merger	24,992	—
Payments for Merger transaction costs	(2,821)	(14)
Proceeds from exercise of stock options	531	5
Net cash provided by (used in) financing activities	22,702	(9)
Net decrease in cash and cash equivalents	(10,196)	(13,481)
Cash and cash equivalents - beginning of period	31,614	22,919
Cash and cash equivalents - end of period	$21,418	$9,438

Non-cash investing and financing activities
Merger transaction costs included in accounts payable	$—	$1,069
Conversion of redeemable convertible preferred stock to common stock	$85,503	$—
Conversion of Convertible Notes to common stock	$23,100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Nature of the Business and Basis of Presentation

Tvardi Therapeutics, Inc. and subsidiaries (Tvardi or the Company) is a Delaware corporation headquartered in Houston, Texas. The Company is a clinical-stage biopharmaceutical company focused on the development of novel, oral, small molecule therapies targeting STAT3 to treat fibrosis-driven diseases with significant unmet need. Based upon its founder’s seminal work and deep understanding of the transcription factor STAT3, the Company has designed an innovative approach to directly inhibit STAT3, a highly validated, yet historically undruggable target. Leveraging this expertise, the Company is developing a pipeline of STAT3 inhibitors with a differentiated mechanism of action and convenient oral dosing. The Company’s lead product candidate, TTI-101, is currently in Phase 2 clinical development for hepatocellular carcinoma (HCC). The Company’s second product candidate, TTI-109, is also an oral, small molecule STAT3 inhibitor that is structurally related to, yet chemically distinct from, TTI-101 and is designed to enhance the Company’s ability to target STAT3. The Company submitted an Investigational New Drug application for TTI-109 in June 2025. A Phase 1 trial of TTI-109 in healthy volunteers to evaluate safety, tolerability, and pharmacokinetics, as well as bioequivalence to TTI-101 is ongoing.

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

Additionally, the Company is subject to risks and uncertainties as a result of global business, political and macroeconomic events and conditions, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling, as well as the potential for future potential government shutdowns related thereto, potential instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. The extent to which business, political and macroeconomic factors, including increasing financial market volatility and uncertainty, will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2025, the Company had cash and cash equivalents and short-term investments of $21.4 million and $15.0 million, respectively, which included approximately $23.9 million in net assets acquired from the consummation of the Merger Agreement (as further discussed in Note 3, Merger Agreement) in April 2025. Since inception, the Company has incurred net operating losses and negative cash flows from operations. During the three and nine months ended September 30, 2025, the Company incurred net losses of $5.5 million and $10.9 million, respectively, and used $17.8 million of cash in operating activities during the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $103.2 million. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in research and development activities. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Given the inherent uncertainties in the forecast, the Company considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2025, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2025.

2.Summary of Significant Accounting Policies

Other than policies noted below, there have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the “Notes to financial statements” in the Company’s audited annual financial statements as of and for the years ended December 31, 2024 and 2023, as filed as Exhibit 99.1 to Cara’s Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission (SEC) on April 1, 2025.

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

The following table presents information about the Company’s significant suppliers:

	For the Three Months Ended		For the Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024

	% of operating expenses		% of operating expenses		% of accounts payable
Vendor A	35%	64%	39%	62%	75%	43%

The Company’s preclinical studies and clinical trials and testing could be adversely affected by a significant interruption in the supply chain from its significant suppliers.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents. Cash equivalents include amounts held in money market funds in the amount of $18.7 million and $31.3 million as of September 30, 2025 and December 31, 2024, respectively.

The Company recorded interest income on its cash equivalents of $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million for each of the nine months ended September 30, 2025 and 2024, on its condensed consolidated statements of operations and comprehensive loss.

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

The Company’s short-term investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in fair value due to credit-related factors are based on the specific identification method and would be included within the non-operating section of the condensed consolidated statements of operations and comprehensive loss, as needed. The Company recorded interest income on short-term investments, inclusive of accretion of its discounts on its short-term investments, of $0.1 million and $0.5 million during the three and nine months ended September 30, 2025, respectively, which is classified as interest income in the condensed consolidated statements of operations and comprehensive loss. There was no interest income on short-term investments for the three and nine months ended September 30, 2024.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized within the non-operating section of the condensed consolidated statement of operations and comprehensive loss. The Company evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. The credit-related portion of unrealized losses, and any subsequent improvements, would be recorded in the condensed consolidated statement of operations and comprehensive loss accordingly. The portion that is not credit-related is treated in accordance with other unrealized losses as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). There have been no impairment or credit losses recognized during any of the periods presented.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in-capital generated as a result of the offering. The Company recorded deferred offering costs of $2.8 million as of December 31, 2024. With the addition of the Company’s deferred costs incurred in 2025 prior to the Merger closing, a total of $4.1 million in deferred offering costs were reclassified as a reduction of additional paid-in-capital upon the close of the Merger.

Net Loss Per Share

Prior to the close of the Merger, as further described in Note 3, Merger Agreement, the Company calculated net loss per share using the two-class method required for participating securities. The Company’s redeemable convertible preferred stock was considered participating as the holders were entitled to receive dividends in preference and priority to the holders of common stock. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. There was no allocation required under the two-class method during periods of loss prior to the close of the Merger since the participating securities did not have a contractual obligation to share in the losses of the Company. Upon close of the Merger in April 2025, the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock, and as such, there were no remaining participating securities as of September 30, 2025.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common shares outstanding for the period, excluding potentially dilutive common shares. Diluted net loss per share is computed by: (i) adjusting net loss attributable to common stockholders to (a) reallocate undistributed earnings based on the potential impact of dilutive securities and (b) reverse any current period change in fair value of convertible debt securities and add back any related interest expense (in accordance with the if-converted method) and (ii) dividing the diluted net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock.

In periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is generally the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued as their effect is anti-dilutive. However, in periods where the Company has a change in fair value of convertible debt securities, any numerator and denominator adjustments, as described above, are applied accordingly.

As such, although the Company had a net loss for the nine months ended September 30, 2025, diluted earnings per share was computed by dividing net loss attributable to common stockholders, as adjusted by removing the $7.8 million net gain on the fair value remeasurement of its Convertible Notes and adding back the $0.7 million of interest expense, by the weighted-average number of shares of common stock outstanding, adjusted to give effect to potentially dilutive elements.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on short-term investments held as available-for-sale. For each of the three and nine months ended September 30, 2025, comprehensive loss includes net loss and a net unrealized gain on short-term investments. There was no difference between net loss and comprehensive loss for the three and nine months ended September 30, 2024.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). In addition to new disclosures associated with the rate reconciliation, ASU 2023-09 requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. As of September 30, 2025, the Company has not yet adopted this new ASU, however the Company expects no impact to its operations, cash flows, financial condition, or any related disclosures, upon adoption for the year ended December 31, 2025.

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

•

the outstanding shares of common stock of Legacy Tvardi (including the shares of common stock issuable upon conversion of all shares of preferred stock of Legacy Tvardi prior to the Merger), $0.001 par value per share (Legacy Tvardi common stock), were converted into 6,539,404 shares of the Company’s common stock in the aggregate, based on an exchange ratio calculated in accordance with the Merger Agreement (the Exchange Ratio);

•	the Company acquired approximately $23.9 million in net assets in accordance with the Merger Agreement.

•

the outstanding Convertible Notes (as defined in Note 4, Fair Value Measurements) of Legacy Tvardi were converted into 1,265,757 shares of the Company’s common stock in the aggregate, pursuant to the terms of the Convertible Notes.

•

all outstanding and unexercised options to purchase shares of Legacy Tvardi common stock immediately prior to Closing were assumed by the Company and converted into options to purchase the Company’s common stock based on the Exchange Ratio.

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

The Company incurred total capitalizable transaction costs of $4.1 million, all of which was paid in cash as of September 30, 2025. Of the $4.1 million in transaction costs paid in cash as of September 30, 2025, $1.3 million was paid during fiscal 2024. The total amount of $4.1 million was recorded as a reduction to additional paid-in capital in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2025.

4.Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of
	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$18,725	$—	$—	$18,725
Short-term investments:
U.S. Treasury Notes	15,042	—	—	15,042
Total financial assets	$33,767	$—	$—	$33,767

	Fair Value Measurements as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$31,303	$—	$—	$31,303
Total financial assets	$31,303	$—	$—	$31,303

Financial liabilities:
Convertible Notes	$—	$—	$30,259	$30,259
Total financial liabilities	$—	$—	$30,259	$30,259

There were no transfers between Levels during the periods presented.

The unrealized loss on the Company’s short-term investments for the three and nine months ended September 30, 2025 was not material.

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

Under the fair value option, any change in fair value was recorded to the Company’s condensed consolidated statements of operations and comprehensive loss as a gain or loss from a fair value measurement. At the time of conversion, the fair value of the Convertible Notes was $23.1 million, calculated as 1,265,757 shares of common stock at the closing market trading price on April 16, 2025. The $12.8 million change in fair value when comparing the $23.1 million at the time of conversion to the $35.9 million recorded value of the Convertible Notes immediately prior to the conversion date was recorded to the Company’s condensed consolidated statements of operations and comprehensive loss as a gain within other income, net during the second quarter of 2025. For the nine months ended September 30, 2025, the net change in fair value recorded to the Company’s condensed consolidated statements of operations and comprehensive loss within other income, net was $7.8 million.

The following table presents the changes in the fair value of the Level 3 Convertible Notes (in thousands):

Amounts
Balance as of December 31, 2024	$30,259
Interest accrued during the three months ended March 31, 2025	558
Change in fair value of the Convertible Notes	4,942
Balance as of March 31, 2025	35,759
Interest accrued during the three months ended June 30, 2025 (1)	93
Balance immediately prior to the date of conversion	35,852
Change in fair value of the Convertible Notes	(12,752)
Conversion of the Convertible Notes	(23,100)
Balance as of June 30, 2025 and thereafter	$—
(1)	Includes interest accrued from April 1, 2025 until closing of the Merger.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Prepaid research and development expenses	$1,388	$18
Prepaid insurance	368	—
Other prepaid expenses	227	54
Total prepaid expenses and other current assets	$1,983	$72

6.Intangible Assets

Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Licensed patent rights	$826	$826
Less: accumulated amortization	(488)	(441)
Total intangible assets, net	$338	$385

As of September 30, 2025, the expected remaining amortization expense is as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining three months)	$16
2026	63
2027	63
2028	63
2029	63
Thereafter	70
Total	$338

The Company recognized less than $0.1 million for amortization expense for each of the three and nine months ended September 30, 2025 and 2024. Amortization expense is included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

7.Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued research and development expenses	$5,047	$5,172
Accrued employee compensation and benefits	1,014	1,142
Accrued professional fees	336	1,756
Other accrued expenses	452	8
Total accrued expenses	$6,849	$8,078

8.Leases

The Company has one operating lease pertaining to 5,969 square feet of corporate office space in Sugar Land, Texas pursuant to a lease agreement that commenced April 1, 2022. As of September 30, 2025 the remaining term of lease was 1.83 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term.

The components of lease costs, which are included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease cost	$24	$22	$72	$67
Variable lease cost	21	21	61	59
Total lease costs	$45	$43	$133	$126

Supplemental disclosure of cash flow information related to the lease were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows from operating leases	$50	$50	$150	$148

The weighted-average discount rate and remaining lease term were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average discount rate	9.50%	9.50%	9.50%	9.50%
Weighted-average remaining lease term	1.83	2.83	1.83	2.83

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining three months)	$32
2026	129
2027	88
Total lease payments	249
Less: imputed interest	(21)
Present value of lease liabilities	228
Less: operating lease liabilities, current portion	$113
Operating lease liabilities, net of current portion	$115

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

Preferred Stock

As of September 30, 2025, the Company had 5,000,000 shares of preferred stock authorized, $0.001 par value, pursuant to its amended and restated certificate of incorporation. However, no such shares were issued or outstanding as of September 30, 2025.

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

As of September 30, 2025 and as a result of the Merger, the Company’s amended and restated certificate of incorporation authorized the issuance of 150,000,000 shares of $0.001 par value common stock, of which 9,379,332 shares were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of September 30, 2025, no dividends were declared.

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

Shares of unused common stock underlying any Awards that are forfeited, canceled or reacquired by the Company prior to vesting will again be available for the grant of Awards under the 2025 Plan. Shares underlying any Awards that are forfeited, canceled, or reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated and shares that are withheld upon exercise of an option of settlement of an award to cover the exercise price or tax withholding shall be added back to the shares available for issuance under the 2025 Plan. As of September 30, 2025, the Company had 551,221 shares remaining available for grant under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Company’s 2025 ESPP became effective at the closing of the Merger. As of the effective time of the Merger, there were 93,555 shares of the Company’s common stock reserved for issuance under the 2025 ESPP (the Initial Share Reserve). Additionally, the number of shares of common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2026 and continuing through and including January 1, 2035, by an amount equal to the lesser of (i) 1% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2025 ESPP) determined on December 31 of the preceding year, and (ii) a number of shares equal to three times the Initial Share Reserve. Notwithstanding the foregoing, the Company’s Board of Directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares. No offering periods under the 2025 ESPP had been initiated as of September 30, 2025.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Per share fair value of common stock	$36.32	n/a	$17.14	$4.62
Expected volatility	67.72%	n/a	67.72 - 68.86%	73.79%
Expected dividends	—%	n/a	—%	—%
Expected term (in years)	6.25	n/a	5.50 - 6.25	5.94
Risk-free rate	3.8%	n/a	3.8 - 4.0%	3.9%

Stock Options

The Company granted 2,000 stock options during the three months ended September 30, 2025. The Company granted 399,940 stock options during the nine months ended September 30, 2025. The Company granted 3,352 stock options during the nine months ended September 30, 2024. There were no stock options granted during the three months ended September 30, 2024.

The weighted-average grant date fair value per share of options granted to one employee during the three months ended September 30, 2025 was $23.54. The weighted-average grant date fair value per share of options granted to employees, non-employee members of the Company’s Board of Directors and consultants during the nine months ended September 30, 2025 was $11.20. The weighted-average grant date fair value per share of options granted to one employee during the nine months ended September 30, 2024 was $4.62. Forfeitures of stock options are recorded as incurred.

Both the stock option grant detail above and the option activity below reflect the retroactive application of the Exchange Ratio as discussed in Note 3, Merger Agreement.

The following table summarizes option activity during the nine months ended September 30, 2025:

		Weighted-	Weighted-Average
	Number of	Average Exercise	Remaining Contractual	Intrinsic Value (In
	Options	Price	Term (In Years)	Thousands)
Outstanding as of January 1, 2025	729,010	$3.21	6.06	$2,914
Granted	399,940	17.14
Exercised (1)	(24,517)	21.66
Forfeited/expired (2)	(109,162)	319.57
Options assumed from Cara upon Merger closing	113,487	319.80
Outstanding as of September 30, 2025	1,108,758	$9.09	6.78	$34,081
Options exercisable as of September 30, 2025 (3)	686,194	$4.85	5.23	$24,366
Vested and expected to vest as of September 30, 2025	1,108,758	$9.09	6.78	$34,081

(1)	Includes 21,665 of exercises of assumed Cara options after the Merger closed.
(2)	Includes 83,293 of assumed Cara options that expired after the Merger closed.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was less than $0.1 million. There were no exercises of stock options during the three months ended September 30, 2024.

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$79	$29	$255	$86
General and administrative	260	51	791	154
Total stock-based compensation	$339	$80	$1,046	$240

As of September 30, 2025, there was $3.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.87 years.

11.Income Taxes

For the three and nine months ended September 30, 2025 and 2024, there was no current or deferred income tax expense or benefit due to the Company’s current year losses and full valuation allowance. As of September 30, 2025, the Company evaluated all available evidence and concluded that a valuation allowance is still required against its net deferred tax assets because it is more likely than not they will not be realized in the foreseeable future.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility of certain property additions and limitations on interest expense deductions. The Company has considered the impact of these provisions on its condensed consolidated financial statements for the period ended September 30, 2025, however, the changes in tax law did not result in a change in the Company’s tax provision.

12.Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss for basic net loss per share attributable to common stockholders	$(5,527)	$(5,513)	$(10,939)	$(16,690)
Reversal of fair market value remeasurement net gain on Convertible Notes (1)	—	—	(7,810)	—
Add back of interest expense from the Convertible Notes (1)	—	—	651	—
Net loss for diluted net loss per share attributable to common stockholders	$(5,527)	$(5,513)	$(18,098)	$(16,690)

Denominator:
Weighted-average common shares outstanding, basic	9,377,079	2,574,767	6,757,955	2,574,054
Effect of potentially dilutive securities:
Convertible Notes	—	—	486,830	—
Weighted-average common shares outstanding, diluted	9,377,079	2,574,767	7,244,785	2,574,054

Net loss per share attributable to common stockholders:
Basic	$(0.59)	$(2.14)	$(1.62)	$(6.48)
Diluted	$(0.59)	$(2.14)	$(2.50)	$(6.48)

(1)	As the Company recorded its Convertible Notes at fair value, when calculating the diluted net loss per share for the nine months ended September 30, 2025, the respective fair value remeasurement net gain of $7.8 million recognized in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025 should be reversed and treated as an adjustment to the numerator. In addition, the $0.7 million of interest expense from the Convertible Notes recognized in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025 should be added back as an adjustment to the numerator.

The Company’s potentially dilutive securities include its stock options to purchase common stock, Preferred Stock, and Convertible Notes. For the nine months ended September 30, 2025, the Company’s Convertible Notes has been included in the computation of diluted net loss per share as the effect for the period was determined to be dilutive while its stock options to purchase common stock and Preferred Stock were excluded from the diluted net loss per share computation as the effect was determined to be anti-dilutive. All of the Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024 is the same.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred Stock (as converted to common stock)	—	3,963,910	—	3,963,910
Stock options to purchase common stock	1,108,758	731,063	1,108,758	731,063

13.Commitments and Contingencies

Legal Matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of September 30, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims other than those described below.

Merger Proceedings

Between December 20, 2024, and March 19, 2025, Cara received 13 demands (and three draft complaints) from purported stockholders of Cara (collectively, the Demands) challenging the disclosures in the proxy statement/prospectus (the Proxy Statement/Prospectus) included in the Registration Statement on Form S-4 related to the Merger and asserting claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. In addition, on March 5 and March 6, 2025, two lawsuits were filed by purported stockholders of Cara in the Supreme Court of the State of New York, County of New York. The lawsuits are captioned Joseph Clark v. Cara Therapeutics, Inc., et al., No. 651260/2025 and Michael Kent v. Cara Therapeutics, Inc., et al., No. 651272/2025 (collectively, the Complaints). The Complaints named Cara and the members of the Cara board of directors as defendants, and, like the Demands, challenged the disclosures (under New York state law) in the Proxy Statement/Prospectus.

Cara and the other named defendants deny that they violated any laws or breached any duties to stockholders of Cara, and they believe that no supplemental disclosure was required to the Proxy Statement/Prospectus under any applicable law, rule or regulation. Nevertheless, solely to eliminate the burden and expense of litigation and to avoid any possible disruption to the Merger that could result from such litigation, Cara filed certain supplemental disclosures on March 24, 2025 to moot the disclosure claims alleged in the Demands and the Complaints. On April 15, 2025, the Merger closed. Thereafter, counsel for the purported stockholders (that sent the Demands or filed the Complaints) reached out to counsel for the Company to discuss a potential mootness fee in connection with the supplemental disclosures filed by Cara. On August 15, 2025, the Company resolved the fee demand and the matter is now closed.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and Indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

Other Commitments

In addition to the Company’s obligation to make potential royalty payments under the BCM First Agreement and BCM Second Agreement (both as discussed and defined in Note 14, License Agreements), the Company is also obligated to pay royalties to each of its founders in an amount equal to 1% each on the worldwide net sales of TTI-101 and any derivative formulations, or any Royalty Bearing Products. These royalty obligations last, on a country-by-country basis, for the later of (i) the date on which the sale of any Royalty Bearing Products are no longer covered by a Covered Patent (as defined below) in such country, or (ii) 15 years after the first commercial sale of royalty bearing product in such country. The timing of when these royalty payments will actually be made is uncertain as the payments are contingent upon future activities, including the successful development, regulatory approval and commercialization of any Royalty Bearing Products. A Covered Patent means, subject to certain customary exceptions, an issued patent that is owned by the Company or an affiliate, or for which all rights to develop and commercialize pharmaceutical products for the treatment of any human disorder, are exclusively licensed to the Company or an affiliate by the owner of such patent, with the Company’s right or its affiliate’s right to grant sublicenses.

14.License Agreements

In July 2012, Stem Med Limited Partnership (StemMed) entered into a license agreement (the BCM First Agreement) with Baylor College of Medicine (BCM) for the exclusive, worldwide, sublicensable license to certain patents and patent applications related to STAT3 inhibitors in oncology and certain non-oncology indications (the BCM Patent Rights), which are referred to together with certain cell lines, biological materials, compounds, know-how and technologies as the BCM Technology, in all fields of use. Under the license for the BCM First Agreement, the Company is permitted to make, have made, use, market, sell, offer to sell, lease and import products, processes or services that incorporate, utilize, or are made with the use of the BCM Patent Rights or BCM Technology, which is referred to together as the BCM1 Licensed Products, in all fields of use.

In June 2015, StemMed entered into a second license agreement with BCM (the BCM Second Agreement), which is referred to together with the BCM First Agreement as the BCM License Agreements, for the exclusive, worldwide, sublicensable license to certain patents and patent applications co-owned by BCM and the National Institutes of Health (NIH) related to methods and compositions for the use of STAT3 inhibitors in certain conditions like anaphylaxis (the Licensed Patent Rights). Under the license for the Second BCM Agreement, the Company is permitted to make, have made, use, market, sell, offer to sell, lease and import products, processes or services that incorporate, utilize or are made with the use of the Licensed Patent Rights (the BCM2 Licensed Products), in all fields of use.

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

As of September 30, 2025, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. As a result, the Company had $12,500 remaining in prepaid expenses as of September 30, 2025. As of December 31, 2024, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. To date, no royalty fees have been incurred. All related license costs are expensed as incurred within research and development on the condensed consolidated statements of operations and comprehensive loss.

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

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under GAAP, to the Company’s net loss in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Direct research and development expenses by program:
TTI-101:
HCC	$597	$1,980	$2,001	$4,996
IPF	—	1,023	3,863	2,991
mBC	—	683	(268)	2,771
Pre-clinical, CMC, and other (unallocated) (1)	112	130	427	715
TTI-109	1,991	19	3,171	697
Unallocated research and development expense:
Personnel costs	741	718	2,516	2,273
Consultant fees and other costs (2)	162	242	810	604
General and administrative expense:
Personnel costs	1,012	492	2,659	1,501
Other general and administrative expenses (3)	1,323	389	3,982	757
Interest income	(411)	(163)	(1,063)	(615)
Other income, net	—	—	(7,159)	—
Net loss	$(5,527)	$(5,513)	$(10,939)	$(16,690)
(1)

Pre-clinical, chemistry, manufacturing and control (CMC), and other (unallocated) costs include pre-clinical testing, CMC, and other direct research and development expenses that are not allocated to a specific program.

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

17.Related-party Transactions

During the three and nine months ended September 30, 2025 and 2024, the Company did not have any transactions with related parties. The Company evaluates transactions with counterparties who may be considered related parties, including owners, members of management or affiliates and then discloses the nature and amounts of those transactions in the notes to its condensed consolidated financial statements.

18.Subsequent Event

Phase 2 REVERT Clinical Trial of TTI-101 in IPF

On October 13, 2025, the Company reported preliminary data from its Phase 2 clinical trial of TTI-101 in idiopathic pulmonary fibrosis (IPF), concluding that the study did not meet its goals. The Company is conducting additional analyses to further understand the results and inform next steps.

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

Overview

Tvardi is a clinical-stage biopharmaceutical company focused on the development of novel, oral, small molecule therapies targeting STAT3 to treat fibrosis-driven diseases with significant unmet need. Based upon Tvardi’s founder’s seminal work and deep understanding of the transcription factor STAT3, Tvardi has designed an innovative approach to directly inhibit STAT3, a highly validated, yet historically undruggable target. Leveraging this expertise, Tvardi is developing a pipeline of STAT3 inhibitors with a differentiated mechanism of action and convenient oral dosing. Tvardi’s lead product candidate, TTI-101, is currently in Phase 2 clinical development in hepatocellular carcinoma (HCC). Tvardi expects to report preliminary topline data from its Phase 1b/2 HCC clinical trial in the first half of 2026. Tvardi’s second product candidate, TTI-109, is also an oral, small molecule STAT3 inhibitor that is structurally related to, yet chemically distinct from, TTI-101 and is designed to enhance Tvardi’s ability to target STAT3. Tvardi submitted an Investigational New Drug (IND) application for TTI-109 in June 2025. After U.S. Food and Drug Administration (FDA) acceptance of the IND, Tvardi has initiated a Phase 1 trial of TTI-109 in healthy volunteers to evaluate safety, tolerability, and pharmacokinetics, as well as bioequivalence to TTI-101. The study is ongoing and Tvardi expects to report out topline data from this trial in the first half of 2026. In October 2025, Tvardi reported preliminary data from its Phase 2 clinical trial of TTI-101 in idiopathic pulmonary fibrosis (IPF) and concluded that the study did not meet its goals. Tvardi is conducting additional analyses to further understand these results and inform next steps.

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

As of September 30, 2025, Tvardi had $21.4 million in cash and cash equivalents and $15.0 million in short-term investments. As further discussed below, in April 2025, Legacy Tvardi completed its Merger (as defined below) with Cara Therapeutics, Inc. (Cara), through which Legacy Tvardi acquired approximately $23.9 million in net assets. Tvardi has incurred net losses since inception. As of September 30, 2025 and December 31, 2024, its accumulated deficit was $103.2 million and $92.2 million, respectively. For the three and nine months ended September 30, 2025, Tvardi reported net losses of $5.5 million and $10.9 million, respectively. For the three and nine months ended September 30, 2024, Legacy Tvardi reported net losses of $5.5 million and $16.7 million, respectively. Tvardi’s net loss may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its clinical development activities and other research and development activities. Tvardi expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as Tvardi continues to invest in research and development activities. The assessment of Tvardi’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Given the inherent uncertainties in the forecast, Tvardi considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about Tvardi’s ability to continue as a going concern. Tvardi has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than it expects. See the subsection titled “— Liquidity and Capital Resources” below for further discussion.

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

Additionally, Tvardi is subject to risks and uncertainties as of result of global business, political and macroeconomic events and conditions, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling, as well as the potential for future potential government shutdowns related thereto, potential instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Tvardi’s business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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

Recent Developments

Unblinded Data from Phase 2 Clinical Trial

We reported preliminary data from our REVERT IPF Phase 2 clinical trial of TTI-101 in IPF in October 2025. After reviewing the preliminary safety data and exploratory efficacy results, including changes in forced vital capacity (FVC), we concluded that the study did not meet its goals. We are conducting additional analyses to further understand these results and inform next steps.

The trial was a Phase 2, multicenter, randomized, double-blind, placebo-controlled clinical trial of TTI-101 to evaluate safety, tolerability and PK in patients suffering from IPF. In addition to safety and PK endpoints, we evaluated established Phase 3 efficacy endpoints including pulmonary function tests (PFTs), providing measurements for FVC and diffusing capacity of the lung for carbon monoxide (DLCO), six-minute walk test (6MWT), and imaging, including Quantitative Lung Fibrosis High Resolution CT (HRCT). Additionally, we evaluated validated biomarkers and patient reported outcomes (PROs). The clinical trial was conducted in 26 sites across the United States and enrolled patients with mild and moderate IPF who had been on a stable dose of nintedanib or were not on anti-fibrotic therapy.

Overall, 88 patients were randomized to TTI-101 400mg per day (n=30), 800mg per day (n=29) or placebo (n=29), and stratified by nintedanib use, with 58% of patients receiving concomitant therapy. Preliminary data demonstrated patients’ baseline characteristics were similar across treatment arms, with the exception of percent predicted FVC, which was lower in the placebo-treated patients (70.1%) compared to the TTI-101-treated arms (74.1% and 81.1%, respectively).

Discontinuation rates across treatment arms were imbalanced, with lower discontinuation rates observed in the placebo group (10.3%) compared to treated arms (400mg and 800mg; 56.7% vs 62.1%, respectively). Discontinuation rates among the TTI-101 population were primarily driven by gastrointestinal adverse events, with higher rates of events and discontinuations among patients on concurrent nintedanib. Deaths across treatment arms were balanced, with one event observed in each arm.

The number of efficacy evaluable patients with at least one baseline and on-treatment FVC measurement was placebo (n=29), 400mg (n=23), and 800mg (n=27). The numbers, however, declined by the 12-week timepoint to placebo (n=24), 400mg (n=8), or 800mg (n=13). The preliminary analysis was performed on actual FVC values; values were not modeled or imputed.

Preliminary analysis of exploratory efficacy showed no statistically significant differences between placebo and treatment arms; though, the study was not powered to evaluate exploratory endpoints. Overall, from baseline to last visit on treatment, the proportion of patients who demonstrated FVC improvement from baseline was 41% for the placebo, and 39% and 44% for the 400mg and 800mg arms, respectively.

FVC change from baseline overlapped between treatment arms, with large variability within each cohort. Notably, the placebo-treated patients’ FVC decline was lower than expected compared to historical controls.

Preliminary Summary of Change from Baseline in FVC (mL) at 12 Weeks While on Treatment

	Placebo	TTI-101 – 400mg	TTI-101 – 800mg
n	24	8	13
Mean in mL (standard deviation)	-22.2 (126.0)	-61.1 (190.7)	-102.8 (238.3)

We believe the IPF patient population is less tolerant to gastrointestinal treatment emergent adverse events (TEAEs) than the oncology patient population. We previously reported gastrointestinal TEAEs from our TTI-101 trials in oncology. As of August 2024, we observed similar incidence and grade in both the Phase 1 oncology study and the ongoing Phase 2 HCC study with diarrhea being the most commonly reported TEAE, mostly grade 1 or 2.

The incidence of discontinuations due to gastrointestinal events was unexpectedly higher in the IPF study than previously observed in the oncology studies with TTI-101, at similar doses. The overall discontinuation rate in the IPF study was primarily driven by gastrointestinal adverse events, with higher rates of events and discontinuations among patients on concurrent nintedanib.

Our second product candidate, TTI-109, is an oral, small-molecule, prodrug of, and mechanistically identical to, TTI-101. TTI-109 itself does not inhibit STAT3 but rapidly converts to TTI-101 in the blood. TTI-109 is designed to rapidly convert to TTI-101 and lessen the exposure of the active drug to the intestinal lining. We therefore believe that TTI-109 enhances our ability to target STAT3 with a more efficient delivery vehicle for TTI-101 that has the potential to improve tolerability. A Phase 1 trial of TTI-109 in healthy volunteers to evaluate safety, tolerability, and pharmacokinetics, as well as bioequivalence to TTI-101, is ongoing and Tvardi expects to report out topline data from this trial in the first half of 2026.

Reverse Merger

On December 17, 2024, Legacy Tvardi entered into an agreement and plan of merger and reorganization (the Merger Agreement) with Cara and CT Convergence Merger Sub, Inc., a wholly-owned subsidiary of Cara (Merger Sub), pursuant to which, on April 15, 2025, Merger Sub merged with and into Legacy Tvardi, with Legacy Tvardi surviving as a wholly-owned subsidiary of Cara (the Merger). Upon completion of the Merger, Cara changed its name to Tvardi Therapeutics, Inc., and Legacy Tvardi’s business continued as the business of Tvardi.

Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the Effective Time):

●	the outstanding shares of Legacy Tvardi’s common stock (including the shares of common stock issuable upon conversion of all shares of Legacy Tvardi’s preferred stock prior to the Merger), $0.001 par value per share (Legacy Tvardi common stock), were converted into 6,539,404 shares of Tvardi’s common stock, $0.001 par value per share (Tvardi common stock) in the aggregate, based on an exchange ratio calculated in accordance with the Merger Agreement (the Exchange Ratio);
●	Tvardi acquired approximately $23.9 million in net assets in accordance with the Merger Agreement;
●	Legacy Tvardi’s outstanding Convertible Notes converted into 1,265,757 shares of Tvardi common stock in the aggregate, pursuant to the terms of the Convertible Notes; and
●	all outstanding and unexercised options to purchase shares of Legacy Tvardi common stock were assumed by Tvardi and converted into options to purchase shares of Tvardi common stock based on the Exchange Ratio.

Immediately following the Merger, equity holders of Legacy Tvardi prior to the Merger, including the holders of Convertible Notes, owned approximately 84.5% of the outstanding Tvardi common stock on a fully diluted basis.

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

As of the Effective Time, there were 935,554 and 93,555 shares of Tvardi’s common stock available for grant under the 2025 Plan and 2025 ESPP, respectively. As of September 30, 2025, there was 551,221 shares of Tvardi’s common stock remaining available for grant under the 2025 Plan. As of September 30, 2025, no offering periods under the 2025 ESPP had been initiated.

Convertible Notes

In December 2024, Legacy Tvardi entered into a note purchase agreement, pursuant to which it issued and sold convertible promissory notes (the Convertible Notes) in an aggregate principal amount of approximately $28.3 million. The Convertible Notes accrued interest at 8% per annum and had a maturity date of December 31, 2026 (the Maturity Date).

Upon the closing of the Merger, pursuant to the terms of the Convertible Notes, the outstanding principal balance of the Convertible Notes and all unpaid accrued interest automatically converted into 1,265,757 shares of Tvardi common stock in the aggregate. Utilizing the fair value option to account for the Convertible Notes, Tvardi recorded a gain of $12.8 million during the second quarter of 2025 and a net gain of $7.8 million for the nine months ended September 30, 2025 in its condensed consolidated statements of operations and comprehensive loss as a result of the net changes in fair value over the year-to-date 2025 period. There was no change in fair value recorded during the three months ended September 30, 2025 as the Convertible Notes were fully converted during the second quarter of 2025.

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

Under the BCM First Agreement, the full amount of $50,000 in annual maintenance fees had already been paid as of September 30, 2025, and thus no accrual was needed. As a result, Tvardi had $12,500 remaining in prepaid expenses as of September 30, 2025. As of December 31, 2024, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No royalty fees have been incurred to date. All related license costs are expensed as incurred within research and development on the condensed consolidated statements of operations and comprehensive loss.

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

Tvardi may terminate the BCM Second Agreement at its convenience following a specified notice period upon advance written notice to BCM. The BCM Second Agreement may also be terminated by BCM for Tvardi’s default or failure to perform any of terms of the BCM Second Agreement, following a specified notice and cure period. Additionally, BCM may terminate the BCM Second Agreement if Tvardi undergoes specified bankruptcy or insolvency events, following the expiration of a specified period. The NIH may terminate its license to BCM if Tvardi fails to fulfill certain obligations. Upon expiration of the term of the BCM Second Agreement in a given country, the license grant from BCM to Tvardi will be fully paid and perpetual in such country.

The BCM Second Agreement was amended in June 2019 to amend Legacy Tvardi’s diligence and insurance obligations. Legacy Tvardi entered into a second amendment in April 2023 to further amend its diligence obligations and to terminate the obligation to pay annual maintenance fees until the first anniversary of the achievement of certain patent milestones and annually thereafter.

Under the BCM Second Agreement, no payments were made or incurred during the three and nine months ended September 30, 2025 and 2024. No royalty fees have been incurred to date.

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

The majority of Tvardi’s clinical spending in the three and nine months ended September 30, 2025 and Legacy Tvardi’s clinical spending in the three and nine months ended September 30, 2024 was on TTI-101, for which certain direct research and development costs are tracked by clinical trial. Spending for the development of TTI-109 began in 2023 and costs incurred for TTI-109 related to chemistry, manufacturing and control (CMC) and clinical operations for the three and nine months ended September 30, 2025, and CMC and pre-clinical operations for the three and nine months ended September 30, 2024.

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

At this time, Tvardi cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any of its product candidates. Tvardi is also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of its product candidates. This is due to the numerous risks and uncertainties associated with drug development, including:

●	negative or inconclusive results from Tvardi’s preclinical studies or clinical trials or the clinical trials of others for product candidates similar to Tvardi’s, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	undesirable product-related side effects experienced by subjects in Tvardi’s clinical trials or by individuals using drugs or therapeutics similar to its product candidates;
●	poor efficacy of Tvardi’s product candidates during clinical trials;
●	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from the FDA or other comparable foreign regulatory authorities to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

●	conditions imposed by the FDA or comparable foreign regulatory authorities regarding the scope or design of Tvardi’s clinical trials;
●	delays in enrolling subjects in clinical trials, including due to operational challenges or competition with other clinical trials;
●	high drop-out rates or screening failures of subjects from clinical trials;
●	inadequate supply or quality of product candidates or other materials necessary for the conduct of Tvardi’s clinical trials;
●	greater than anticipated clinical trial costs;
●	inability to compete with other therapies;
●	failure to secure or maintain orphan designation in some jurisdictions;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of Tvardi’s third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to Tvardi’s technology in particular; or
●	varying interpretations of data by the FDA and other comparable foreign regulatory authorities.

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

Interest Income

Interest income for the three and nine months ended September 30, 2025 consisted of interest earned on Tvardi’s cash equivalents as well as interest earned on short-term investments and the accretion of the discount of its short-term investments. Interest income for the three and nine months ended September 30, 2024 consisted of interest earned on Legacy Tvardi’s cash equivalents.

Other Income, Net

Other income, net consists of the net changes in fair value of Legacy Tvardi’s Convertible Notes, for which it elected the fair value option as well as interest accrued on the Convertible Notes. See “—Recent Developments—Convertible Notes” for further discussion of Legacy Tvardi’s Convertible Notes.

Income Taxes

For the three and nine months ended September 30, 2025 and 2024, there was no current or deferred income tax expense or benefit due to Tvardi’s current year losses and full valuation allowance. As of September 30, 2025, Tvardi evaluated all available evidence and concluded that a valuation allowance is still required against its net deferred tax assets because it is more likely than not they will not be realized in the foreseeable future.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility of certain property additions and limitations on interest expense deductions. Tvardi has considered the impact of these provisions on its condensed consolidated financial statements for the period ended September 30, 2025, however, the changes in tax law did not result in a change in Tvardi’s tax provision.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth Tvardi’s results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Operating expenses:
Research and development	$3,603	$4,795	$(1,192)	(24.9)%	$12,520	$15,047	$(2,527)	(16.8)%
General and administrative	2,335	881	1,454	165.0%	6,641	2,258	4,383	194.1%
Total operating expenses	5,938	5,676	262	4.6%	19,161	17,305	1,856	10.7%
Loss from operations	(5,938)	(5,676)	(262)	4.6%	(19,161)	(17,305)	(1,856)	10.7%
Interest income	411	163	248	152.1%	1,063	615	448	72.8%
Other income, net	—	—	—	—	7,159	—	7,159	n/a
Net loss	$(5,527)	$(5,513)	$(14)	0.3%	$(10,939)	$(16,690)	$5,751	(34.5)%

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Direct research and development expenses by program:
TTI-101:
HCC	$597	$1,980	$(1,383)	(69.8)%	$2,001	$4,996	$(2,995)	(59.9)%
IPF	—	1,023	(1,023)	(100.0)%	3,863	2,991	872	29.2%
mBC	—	683	(683)	(100.0)%	(268)	2,771	(3,039)	(109.7)%
Pre-clinical, CMC, and other (unallocated)	112	130	(18)	(13.8)%	427	715	(288)	(40.3)%
TTI-109	1,991	19	1,972	10,378.9%	3,171	697	2,474	354.9%
Unallocated research and development expense:
Personnel costs (including stock-based compensation)	741	718	23	3.2%	2,516	2,273	243	10.7%
Consultant fees and other costs	162	242	(80)	(33.1)%	810	604	206	34.1%
Total research and development expenses	$3,603	$4,795	$(1,192)	(24.9)%	$12,520	$15,047	$(2,527)	(16.8)%

Research and development expenses were $3.6 million for the three months ended September 30, 2025, compared to $4.8 million for the three months ended September 30, 2024. The decrease of $1.2 million was primarily driven by costs associated with Tvardi’s product candidate TTI-101, including decreases of $1.4 million, $1.0 million and $0.7 million related to Tvardi’s HCC, IPF and metastatic breast cancer (mBC) trials, respectively. The decrease in Tvardi’s HCC trial was primarily attributable to the changes in patient enrollments and estimated study costs. The decrease in Tvardi’s IPF trial was attributable to the trial being completed in the second quarter of 2025, with no additional expenses expected to be incurred until the fourth quarter of 2025. The decrease in Tvardi’s mBC trial was due to the discontinuation of the trial in January 2024.

The increase of $2.0 million related to Tvardi’s product candidate TTI-109 was primarily driven by the healthy volunteer study, which began in the third quarter of 2025, as well as related CMC costs.

Research and development expenses were $12.5 million for the nine months ended September 30, 2025, compared to $15.0 million for the nine months ended September 30, 2024. The decrease of $2.5 million was primarily driven by costs associated with Tvardi’s product candidate TTI-101, including decreases of $3.0 million and $3.0 million related to Tvardi’s HCC and mBC trials, respectively. The decrease in Tvardi’s HCC trial was attributable to the changes in patient enrollments and estimated study costs, while the decrease in Tvardi’s mBC trial was due to the discontinuation of the trial in January 2024 and a related true-up recorded during the second quarter of 2025 due to the negotiation of wind-down costs. These decreases in costs were partially offset by a $0.9 million increase in costs related to Tvardi’s IPF trial, due to the timing of patient enrollment prior to the trial ending in the second quarter of 2025.

The increase of $2.5 million related to Tvardi’s product candidate TTI-109 was primarily driven by the healthy volunteer study, which began in the third quarter of 2025, as well as related CMC costs.

The increase of personnel costs of $0.2 million was primarily related to increases in compensation across the research and development functions. The $0.2 million increase in consultant fees and other costs was primarily related to other research and development costs such as costs to maintain intellectual property and prepare regulatory filings.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Personnel costs	$1,012	$492	$520	105.7%	$2,659	$1,501	$1,158	77.1%
Professional fees	1,001	269	732	272.1%	3,131	410	2,721	663.7%
Insurance costs	177	16	161	1,006.3%	342	46	296	643.5%
Rent and other costs	145	104	41	39.4%	509	301	208	69.1%
Total general and administrative expenses	$2,335	$881	$1,454	165.0%	$6,641	$2,258	$4,383	194.1%

General and administrative expenses were $2.3 million for the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024. The increase of approximately $1.5 million was primarily driven by increases in professional fees of $0.7 million, attributable to increased legal fees and ongoing accounting and audit fees. The remaining increase was attributable to increases in personnel costs, insurance costs, and rent and other related costs.

General and administrative expenses were $6.6 million for the nine months ended September 30, 2025, compared to $2.3 million for the nine months ended September 30, 2024. The increase of approximately $4.4 million was primarily driven by increases in professional fees of $2.7 million, attributable to increased legal, accounting and audit fees incurred as a result of the Merger. The remaining increase was attributable to increases in personnel costs, insurance costs, and rent and other related costs.

Interest Income

Interest income was $0.4 million for the three months ended September 30, 2025, compared to $0.2 million for the three months ended September 30, 2024. The $0.4 million of interest income for the three months ended September 30, 2025 includes $0.3 million of interest earned on Tvardi’s cash and cash equivalents and $0.1 million of interest from its short-term investments, as well as the accretion of the discount on its short-term investments. The $0.2 million of interest income for the three months ended September 30, 2024 was driven by interest income earned on Legacy Tvardi’s cash equivalents.

Interest income was $1.1 million for the nine months ended September 30, 2025, compared to $0.6 million for the nine months ended September 30, 2024. The $1.1 million of interest income for the nine months ended September 30, 2025 includes $0.6 million of interest earned on Tvardi’s cash and cash equivalents and $0.5 million of interest from its short-term investments, as well as the accretion of the discount on its short-term investments. The $0.6 million of interest income for the nine months ended September 30, 2024 was driven by interest income earned on Legacy Tvardi’s cash equivalents.

Other Income, Net

For the three months ended September 30, 2025 and 2024, there was no other income, net recorded within the condensed consolidated statements of operations and comprehensive loss, as there were no financial instruments requiring valuation or interest expense for the respective periods. The Convertible Notes were fully converted during the second quarter of 2025, and there was no remeasurement gain or loss recorded for the three months ended September 30, 2025.

Other income, net of $7.2 million for the nine months ended September 30, 2025 was primarily attributable to the $12.8 million remeasurement gain on Legacy Tvardi’s Convertible Notes recorded during the second quarter of 2025, partially offset by a $4.9 million remeasurement loss recorded during the first quarter of 2025, as well as $0.7 million in interest accrued on the Convertible Notes during those respective periods. See “—Recent Developments” above for further discussion of the Convertible Notes. There were no financial instruments requiring valuation or interest expense for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, Tvardi has not generated any revenue from product sales or any other sources and has incurred significant operating losses. Tvardi has not yet commercialized any products and does not expect to generate revenue from sales of any product candidates for several years, if ever. To date, Tvardi has financed its operations primarily through the (i) issuance and sale of its Convertible Notes in December 2024 for gross proceeds of $28.3 million (ii) the issuance and sale of preferred stock and historical convertible debt (which converted into preferred stock in 2018 and 2021) for total gross proceeds of $83.4 million, and (iii) as discussed above in “—Recent Developments,” its Merger with Cara in April 2025. To date, Tvardi has devoted substantially all of its efforts and financial resources to developing its product candidates, organizing and staffing its company, business planning, raising capital, establishing its intellectual property portfolio and performing research and development of its product candidates, signaling and biology, medicinal chemistry and clinical insights to discover and develop novel therapies for the treatment of fibrosis-driven diseases. As of September 30, 2025, Tvardi had $21.4 million in cash and cash equivalents and $15.0 million in short-term investments. In April 2025, Tvardi acquired approximately $23.9 million of net assets in connection with the closing of the Merger.

See “—Recent Developments” above for further discussion of the Merger and Convertible Notes.

Funding Requirements

Tvardi’s primary uses of cash are to fund its operations, which consist primarily of research and development costs related to the development of its product candidates, and, to a lesser extent, general and administrative costs. Tvardi has incurred significant operating losses since its inception, and as of September 30, 2025, had an accumulated deficit of $103.2 million. Management has determined that its present capital resources as of September 30, 2025 will not be sufficient to fund its planned operations for at least one year from the issuance date of the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report, which raises substantial doubt as to Tvardi’s ability to continue as a going concern. In April 2025, as further discussed above, Legacy Tvardi completed its Merger with Cara, through which it acquired approximately $23.9 million in net assets. Subsequent to the completion of the Merger, Tvardi plans to seek additional funding through equity offerings or debt financings, credit or loan facilities, and strategic alliances and licensing arrangements. However, there can be no assurance that such funding will be available to Tvardi, will be obtained on terms favorable to Tvardi, or will provide Tvardi with sufficient funds to meet its objectives.

Tvardi anticipates that it will continue to incur significant and potentially increasing expenses for the foreseeable future as it continues to advance its product candidates, expand its corporate infrastructure, including the costs associated with being a public company following the Merger, further Tvardi’s research and development initiatives for its product candidates and incur costs associated with the potential commercialization of its product candidates, if approved. Tvardi is subject to all of the risks typically related to the development of new drug candidates, and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. Tvardi anticipates that it will need substantial additional funding in connection with its continuing operations. However, Tvardi may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If Tvardi raises additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If Tvardi raises additional capital through debt financing, it may be subject to covenants or other restrictions limiting its ability to engage in specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on Tvardi’s financial condition and on its ability to pursue its business plans and strategies. If Tvardi is unable to raise capital, it will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash Flows

The following table summarizes Tvardi’s cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(17,814)	$(13,472)
Net cash used in investing activities	(15,084)	—
Net cash provided by (used in) financing activities	22,702	(9)
Net decrease in cash and cash equivalents	$(10,196)	$(13,481)

Operating Activities

Net cash used in operating activities was $17.8 million for the nine months ended September 30, 2025, reflecting a net loss of $10.9 million, non-cash changes of $6.2 million, and changes in operating assets and liabilities of $0.7 million. The changes of $6.2 million in non-cash expenses were primarily driven by $7.8 million related to the net change in fair value of Legacy Tvardi’s Convertible Notes, partially offset by $1.0 million related to stock-based compensation expense and $0.7 million in interest accrued on its Convertible Notes until conversion during the second quarter of 2025. The net changes in operating assets and liabilities of $0.7 million were primarily driven by a $1.6 million increase in prepaid expenses and other current assets, attributable to payments for pre-clinical activities and prepaid insurance, partially offset by a $0.9 million increase in accounts payable and accrued expenses, driven by the timing of invoices and payments.

Net cash used in operating activities was $13.5 million for the nine months ended September 30, 2024, reflecting a net loss of $16.7 million and net changes in operating assets and liabilities of $2.8 million, partially offset by non-cash charges for depreciation and amortization, stock-based compensation expense, and non-cash lease expense of $0.4 million. The net change in operating assets and liabilities of $2.8 million was primarily driven by (i) a $2.0 million decrease in prepaid expenses and other current assets, attributable to the timing of patient enrollments, and (ii) a $0.9 million increase in accounts payable and accrued expenses, driven by the timing of invoices and payments.

Investing Activities

Net cash used in investing activities was $15.1 million for the nine months ended September 30, 2025, attributable to purchases of short-term investments of $31.5 million, partially offset by maturities of short-term investments of $16.4 million.

There was no net cash provided by investing activities for the nine months ended September 30, 2024.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2025 was primarily due to approximately $25.0 million of cash acquired in connection with the Merger and proceeds of $0.5 million from the exercise of stock options, partially offset by payments of $2.8 million related to Merger transaction costs.

The net cash used in financing activities for the nine months ended September 30, 2024 was due to the payments of deferred offering costs, partially offset by proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Lease Obligations

Tvardi leases space under one operating lease agreement for corporate office space in Sugar Land, Texas, which expires in August 2027. As of September 30, 2025, Tvardi had future operating lease liabilities of $0.2 million, of which $0.1 million is included within operating lease liabilities, current portion on its condensed consolidated balance sheet.

License Agreements

As discussed above, Tvardi has license agreements with BCM for exclusive use of patent rights of TTI-101. The license agreements contain terms for annual maintenance fees, milestone payments and net revenue royalties. Annual maintenance fees range from $30,000 to $50,000 per year, per license. Potential milestone payments are up to $1,225,000 in the aggregate per license. Milestones include new drug filings, clinical trial stages, and NDA approval by the FDA. Tvardi is obligated to pay BCM royalties in the amount of a low-single-digit percent of net sales of BCM1 Licensed Products or BCM2 Licensed Products during the term, which expire, on a country-by-country basis, on the later of (i) the date of expiration of BCM Patent Rights or Licensed Patent Rights, whichever is the last to expire, or, (ii) if no BCM Patent Rights or Licensed Patent Rights are issued in such country, the tenth anniversary the first commercial sale of the BCM1 Licensed Products or BCM2 Licensed Products in such country. License fees are expensed as incurred within research and development within Tvardi’s condensed consolidated statements of operations and comprehensive loss. Under the BCM First Agreement, the full amount of $50,000 in annual maintenance fees had already been paid as of September 30, 2025, and thus no accrual was needed. As a result, Tvardi had $12,500 remaining in prepaid expenses as of September 30, 2025. As of December 31, 2024, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No royalty fees have been incurred to date.

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

While Tvardi’s significant accounting policies are described in more detail in Note 2 to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, included elsewhere within this Quarterly Report, management believes that the following accounting policies are critical to understanding Tvardi’s historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

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

Convertible Notes

Historically, Legacy Tvardi elected to account for its Convertible Notes pursuant to the fair value option under Accounting Standards Codification (ASC) 825, Financial Instruments (ASC 825). In accordance with ASC 825 and the fair value option, Legacy Tvardi recorded its Convertible Notes at fair value with changes in fair value recorded as component of other income (expense), net in its condensed consolidated statements of operations and comprehensive loss. As a result of the fair value option, any issuance costs related to the Convertible Notes were expensed as incurred and were not deferred.

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

Under the fair value option, any change in fair value was recorded to Tvardi’s condensed consolidated statements of operations and comprehensive loss as a gain or loss from a fair value measurement. At the time of conversion, the fair value of the Convertible Notes was $23.1 million, calculated as 1,265,757 shares of common stock at the closing market trading price on April 16, 2025. The $12.8 million change in fair value when comparing the $23.1 million at the time of conversion to the $35.9 million recorded value of the Convertible Notes immediately prior to the conversion date was recorded to Tvardi’s condensed consolidated statements of operations and comprehensive loss within other income, net for the second quarter of 2025. Net fair value changes of $7.8 million were recorded to Tvardi’s condensed consolidated statements of operations and comprehensive loss within other income, net for the nine months ended September 30, 2025.

As discussed above, upon the closing of the Merger, the Convertible Notes converted into 1,265,757 shares of Tvardi common stock in the aggregate. As a result, there were no Convertible Notes as of September 30, 2025.

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

These third-party valuations resulted in a valuation of Legacy Tvardi’s common stock of $0.92 (pre-application of the Exchange Ratio) as of June 30, 2023. Legacy Tvardi used this information to calculate the grant date fair value per share of stock options granted in January 2024 ($4.62 post-Exchange Ratio). In addition to considering the results of these third-party valuations, Legacy Tvardi’s board of directors considered various objective and subjective factors to determine the fair value of its common stock as of each grant date, including:

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact Tvardi’s financial position and results of operations is disclosed in Note 2 to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, included elsewhere within this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2025, Tvardi had $21.4 million in cash and cash equivalents and $15.0 million in short-term investments. As of December 31, 2024, Legacy Tvardi had $31.6 million in cash and cash equivalents. Tvardi’s cash, cash equivalents and short-term investments are primarily maintained in accounts with multiple financial institutions in the United States. Tvardi may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. Tvardi does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships, particularly because Tvardi’s investments are in short-term marketable securities. Tvardi’s primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration and low risk profile of Tvardi’s cash equivalents and short-term investments, it believes an immediate 10% change in interest rates would not have a material effect on their fair market value. Tvardi has the ability to hold its investments until maturity, and therefore, would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Tvardi maintains “disclosure controls and procedures,” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) to provide reasonable assurance that information required to be disclosed by Tvardi in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to Tvardi’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Tvardi’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2025. See below “Material Weakness in Internal Control Over Financial Reporting Related to Legacy Tvardi”.

Based on its evaluation, Tvardi’s principal executive officer and principal financial officer have concluded that, as of September 30, 2025, Tvardi’s disclosure controls and procedures were not effective at a reasonable assurance level as a result of material weaknesses that existed in Legacy Tvardi’s internal control over financial reporting as described below.

Changes in Internal Control Over Financial Reporting

There was no change in Tvardi’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, Tvardi’s internal control over financial reporting.

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

Management’s Plan to Remediate the Legacy Tvardi Material Weaknesses

To remediate the material weaknesses, Tvardi has begun a formal risk assessment process to identify control gaps and design new procedures and controls to remediate the identified weaknesses. Tvardi has added additional experienced accounting and financial reporting personnel and resources and is formalizing the design and implementation of internal controls over the financial reporting process. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The measures Tvardi has taken to date, and is continuing to design and implement, may not be sufficient to remediate the material weaknesses Legacy Tvardi identified or avoid potential future material weaknesses. If the steps Tvardi takes do not correct these material weaknesses in a timely manner, Tvardi will be unable to conclude that it maintains effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of Tvardi’s financial statements would not be prevented or detected on a timely basis.

During the remainder of fiscal year 2025, management will test and evaluate the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Merger Proceedings

Between December 20, 2024, and March 19, 2025, Cara received 13 demands (and three draft complaints) from purported stockholders of Cara (collectively, the Demands) challenging the disclosures in the proxy statement/prospectus (the Proxy Statement/Prospectus) included in the Registration Statement on Form S-4 related to the Merger and asserting claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. In addition, on March 5 and March 6, 2025, two lawsuits were filed by purported stockholders of Cara in the Supreme Court of the State of New York, County of New York. The lawsuits are captioned Joseph Clark v. Cara Therapeutics, Inc., et al., No. 651260/2025 and Michael Kent v. Cara Therapeutics, Inc., et al., No. 651272/2025 (collectively, the Complaints). The Complaints named Cara and the members of the Cara board of directors as defendants, and, like the Demands, challenged the disclosures (under New York state law) in the Proxy Statement/Prospectus.

Cara and the other named defendants deny that they violated any laws or breached any duties to stockholders of Cara, and they believe that no supplemental disclosure was required to the Proxy Statement/Prospectus under any applicable law, rule or regulation. Nevertheless, solely to eliminate the burden and expense of litigation and to avoid any possible disruption to the Merger that could result from such litigation, Cara filed certain supplemental disclosures on March 24, 2025 to moot the disclosure claims alleged in the Demands and the Complaints. On April 15, 2025, the Merger closed. Thereafter, counsel for the purported stockholders (that sent the Demands or filed the Complaints) reached out to counsel for Tvardi to discuss a potential mootness fee in connection with the supplemental disclosures filed by Cara. On August 15, 2025, Tvardi resolved the fee demand and the matter is now closed.

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

Summary Risk Factors

●	Tvardi has a limited operating history, which may make it difficult to evaluate Tvardi’s prospects and likelihood of success.

●	Tvardi has not generated any revenue to date and Tvardi may never become or remain profitable.

●	Tvardi’s financial condition raises substantial doubt as to its ability to continue as a going concern.

●	Tvardi will require substantial additional capital to fund its operations. If Tvardi is unable to raise such capital when needed, or on acceptable terms, it may be forced to delay, reduce and/or eliminate one or more of its research and drug development programs, future commercialization efforts or other operations.

●	Tvardi’s business is highly dependent on the success of its product candidates, TTI-101, TTI-109 and any other product candidates that it advances into the clinic. All of Tvardi’s product candidates will require significant additional preclinical and clinical development before Tvardi may be able to seek regulatory approval for and launch a product commercially.

●	Preclinical and clinical development involves a lengthy, complex and expensive process, with an uncertain outcome.

●	Tvardi’s ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of its product candidates.

●	Interim, blinded and preliminary data from Tvardi’s clinical trials that it announces or publishes from time to time may change as more patient data become available or as additional analyses are conducted and as the data are subject to audit and verification procedures that could result in material changes in the final data.

●	Positive results from early preclinical studies and clinical trials of Tvardi’s current or future product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of Tvardi’s current or future product candidates. If Tvardi cannot replicate the positive results from its preclinical studies or early clinical trials of current or future product candidates in future clinical trials, it may be unable to successfully develop, obtain regulatory approval for and commercialize any current or future product candidates.

●	Although Tvardi has received U.S. orphan drug designation for TTI-101 for IPF and HCC, it may be unable to obtain and maintain orphan drug designation for its other product candidates and, even if Tvardi obtains such designation, it may not be able to realize the benefits of such designation, including potential marketing exclusivity of its product candidates, if approved.

●	Although Tvardi has received a Fast Track designation from the FDA for TTI-101 for HCC, it may not benefit from a faster development or regulatory review or approval process and a Fast Track designation does not increase the likelihood that its product candidates will receive marketing approval.

●	The regulatory approval process is highly uncertain, and Tvardi may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize TTI-101, TTI-109 or any current or future product candidates. Even if Tvardi believes that its current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

●	Tvardi does not currently own or in-license any composition of matter patent protection for the TTI-101 molecule. As such, Tvardi relies solely upon patents related to methods of use, manufacturing and pharmaceutical compositions.

●	It is difficult and costly to protect Tvardi’s intellectual property and its proprietary technologies, and Tvardi may not be able to ensure their protection.

●	Tvardi relies on third parties to conduct certain aspects of its preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, Tvardi may not be able to obtain regulatory approval of or commercialize any potential product candidates.

●	Legacy Tvardi identified material weaknesses in its internal control over financial reporting, and, following the Merger, such material weaknesses must be remediated by Tvardi. If Tvardi fails to remediate these material weaknesses, or if it experiences additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting in the future, Tvardi may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence in Tvardi and, as a result, the value of its common stock.

●	The market price of Tvardi’s common stock is expected to be volatile.

●	Tvardi will incur costs and demands upon management as a result of complying with the laws, rules and regulations affecting public companies.

●	An active trading market for Tvardi’s common stock may not develop and its stockholders may not be able to resell their shares of common stock for a profit, if at all.

●	Future sales of shares by existing stockholders could cause Tvardi’s stock price to decline.

●	If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about Tvardi, its business or its market, its stock price and trading volume could decline.

Risks Related to Tvardi’s Financial Position and Need for Additional Capital

Tvardi has incurred significant net losses since inception, and Tvardi expects to continue to incur significant net losses for the foreseeable future.

Development of biopharmaceutical product candidates is a highly speculative undertaking and involves a substantial degree of risk. Tvardi is still in the early stages of development of its product candidates and its lead product candidate, TTI-101, is only in a Phase 2 clinical trial for hepatocellular carcinoma (HCC). Tvardi reported preliminary data from its Phase 2 clinical trial of TTI-101 in IPF in October 2025 and concluded that the study did not meet its goals. Tvardi is conducting additional analyses to further understand these results and inform next steps. Tvardi has no products approved for commercial sale and has not generated any revenue to date. Tvardi has incurred significant net losses since its inception and has financed operations principally through equity and debt financing. Tvardi continues to incur significant research and development and other expenses related to its ongoing operations. Tvardi’s net losses were $5.5 million and $10.9 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, Tvardi had an accumulated deficit of $103.2 million. Tvardi has devoted substantially all of its resources and efforts to research and development, and expects that it will be several years, if ever, before Tvardi has a commercialized product candidate and generates revenue from sales. Even if Tvardi receives marketing approval for and commercializes one or more of its product candidates, Tvardi expects that it will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.

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

Tvardi is a clinical-stage biopharmaceutical company with a limited operating history. Tvardi was incorporated in 2017, has no products approved for commercial sale and has not generated any revenue to date. Tvardi’s operations to date have been limited to organizing and staffing its company, business planning, raising capital, establishing its intellectual property portfolio and performing research and development of its product candidates, signaling and biology, medicinal chemistry and clinical insights to discover and develop novel therapies for the treatment of fibrosis-driven diseases. Tvardi’s most advanced product candidate, TTI-101, is in clinical development for the treatment of HCC, and in preclinical development for the treatment of other indications. Tvardi’s second product candidate, TTI-109, is in clinical development. Both programs will require substantial additional development and clinical research time and resources before Tvardi would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. All of Tvardi’s product candidates are still in preclinical and early clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product or arrange for a third party to do so on Tvardi’s behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, Tvardi may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, Tvardi has no meaningful history of operations upon which to evaluate its business, and predictions about any future success or viability may not be as accurate as they could be if Tvardi had a longer operating history or a history of successfully developing and commercializing drug products.

Tvardi has not generated any revenue to date and may never become or remain profitable.

Tvardi’s ability to become profitable depends upon its ability to generate revenue. To date, Tvardi has not generated any revenue. Tvardi does not expect to generate significant product revenue unless or until it successfully completes clinical development and obtains regulatory approval of, and then successfully commercializes, at least one of its product candidates. All of its product candidates will require additional preclinical studies or clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before it can generate any revenue from product sales. Tvardi will face significant development risk as its product candidate advances through clinical development. Tvardi’s ability to generate revenue depends on a number of factors, including, but not limited to:

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

As a result of the Merger, Cara’s historic business operations ceased, and Tvardi’s go-forward business operations are Legacy Tvardi’s. Tvardi’s primary uses of cash are to fund its operations, which consist primarily of research and development costs related to the development of its product candidates, and, to a lesser extent, general and administrative costs. Tvardi’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its clinical development activities and other research and development activities. Tvardi expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as Tvardi continues to invest in research and development activities. The assessment of Tvardi’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Given the inherent uncertainties in the forecast, Tvardi considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about Tvardi’s ability to continue as a going concern. Tvardi has based this estimate on assumptions that may prove to be wrong.

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

As of September 30, 2025, Tvardi had cash and cash equivalents and short-term investments of approximately $21.4 million and $15.0 million, respectively, and Tvardi will require additional capital in order to complete clinical development of any of its current programs. Tvardi’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of its product candidates is highly uncertain, Tvardi is unable to estimate the actual funds it will require for development, marketing and commercialization activities. Tvardi’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Risks Related to Research and Development and the Biopharmaceutical Industry

Tvardi’s business is highly dependent on the success of its product candidates, TTI-101, TTI-109 and any other product candidates that it advances into the clinic. All of Tvardi’s product candidates will require significant additional preclinical and clinical development before Tvardi may be able to seek regulatory approval for and launch a product commercially.

Tvardi is currently conducting a Phase 2 clinical trial of TTI-101 in HCC, has no products that are approved for commercial sale and may never be able to develop marketable products. Tvardi is early in its development efforts and has only two product candidates, TTI-101 and TTI-109, in early clinical development. If TTI-101, TTI-109 or any of its other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, Tvardi’s development plans and business would be significantly harmed. For example, Tvardi reported preliminary data from its Phase 2 clinical trial of TTI-101 in IPF in October 2025 and concluded that the study did not meet its goals, and Tvardi is conducting additional analyses to further understand these results and inform next steps.

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

To obtain the requisite regulatory approvals to commercialize any product candidates, Tvardi must demonstrate through extensive preclinical studies and clinical trials that its product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. For example, Tvardi reported preliminary data from its Phase 2 clinical trial of TTI-101 in IPF in October 2025 and concluded that the study did not meet its goals. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of Tvardi’s future clinical trials will ultimately be successful or support further clinical development of TTI-101, TTI-109 or any of Tvardi’s other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

Tvardi completed clinical trials of its lead product candidate, TTI-101, in healthy volunteers and in patients with advanced malignancies, where TTI-101 was observed to be generally well-tolerated. However, if significant adverse events or other side effects are observed in any of its ongoing or future clinical trials, Tvardi may have difficulty recruiting patients to its clinical trials, patients may drop out of its clinical trials or it may be required to abandon the clinical trials or development efforts altogether. For example, in Tvardi’s Phase 2 clinical trial in IPF, Tvardi observed discontinuation rates of 56.7% in the 400 mg arm and 62.1% in the 800 mg arm, as compared to 10.3% in the placebo arm. The discontinuation rates in the TTI-101 arms were primarily driven by gastrointestinal adverse events, with higher rates of events and discontinuations among patients on concurrent nintedanib. In addition, in Tvardi’s ongoing Phase 2 clinical trial, Tvardi is evaluating TTI-101 administered alone or in addition to standard of care (SoC) HCC agents. Tvardi may encounter unexpected drug-drug interactions in planned clinical trials and may be required to further test these product candidates, including additional drug-drug interaction studies, which may be expensive and time-consuming and result in delays to Tvardi’s programs.

Additionally, in Tvardi’s Phase 1b/2 clinical trial in HCC, Tvardi explored escalating dosages of TTI-101 up to 1200 mg/day and determined 800 mg/day as the recommended monotherapy Phase 2 dose (RP2D). Based upon the HCC RP2D determination as well as other early data, Tvardi requested that the Safety Monitoring Committee of the Phase 2 clinical trial in IPF convene to consider discontinuation of enrollment to 1200 mg/day arm. The Safety Monitoring Committee agreed with Tvardi’s recommendation to discontinue enrollment to the 1200 mg/day arm. In addition, after reviewing the benefit-risk of the remaining arms of the clinical trial, they recommended to continue enrollment to the 400 mg/day, 800 mg/day and placebo arms of the clinical trial.

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

From time to time, Tvardi may publish interim, blinded or preliminary data from clinical trials. Interim data from clinical trials that it may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more or longer-term patient data become available. For example, Tvardi previously reported the preliminary, blinded safety data review of 45 patients in its Phase 2 clinical trial in patients suffering from IPF, which represented a small sample size relative to Tvardi’s enrollment for the overall clinical trial. The purpose of this blinded data review was to enable an assessment of the overall management and conduct of the clinical trial, without unblinding any individual patient data. Tvardi reported preliminary data from this trial in October 2025 and concluded that the study did not meet its goals. Tvardi is conducting additional analyses to further understand these results and inform next steps. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary blinded data should be viewed with caution until the final data are available, as initial clinical trial results as necessarily indicative of results that will be obtained in subsequent clinical trials or clinical practice. Differences between preliminary or interim data and final data could significantly harm Tvardi’s business prospects.

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

Positive results from Tvardi’s preclinical studies of current or future product candidates, and any positive results it may obtain from early clinical trials of its current or future product candidates, including the ongoing and future clinical trials of TTI-101, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if Tvardi is able to complete its planned preclinical studies or clinical trials of current or future product candidates according to its current development timeline, the positive results from such preclinical studies and/or clinical trials of current or future product candidates, including TTI-101 and TTI-109, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while Tvardi has conducted certain preclinical studies of TTI-109 and Phase 1 clinical trials of TTI-101, it does not know whether either of these product candidates will perform in planned clinical trials as it has performed in these prior preclinical studies or early clinical trials. For example, Tvardi reported preliminary data from its Phase 2 clinical trial of TTI-101 in IPF in October 2025 and concluded that the study did not meet its goals.

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

For example, Tvardi is initially developing a pipeline of STAT3 inhibitors for the treatment of fibrosis-driven diseases. A number of fibrosis-driven diseases are estimated to only affect approximately <200,000 patients in the United States. As a result, Tvardi may encounter difficulties enrolling subjects in its clinical trials due, in part, to the small size of these patient populations. Tvardi’s clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as its product candidates, and this competition will reduce the number and types of patients available to Tvardi, because some patients who might have opted to enroll in Tvardi’s clinical trials may instead opt to enroll in a clinical trial being conducted by one of its competitors. Since the number of qualified clinical investigators is limited, Tvardi expects to conduct some of its clinical trials at the same clinical trial sites that some of its competitors use, which will reduce the number of patients who are available for Tvardi’s clinical trials in such clinical trial site. Certain of Tvardi’s planned clinical trials may also involve invasive procedures such as bronchoscopy and broncho-alveolar lavage, which may lead some patients to drop out of clinical trials to avoid these follow-up procedures.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. Tvardi is currently conducting a Phase 2 clinical trial of TTI-101 in HCC as monotherapy and combination with SoC therapy. In some instances, there can be significant variability in safety or efficacy results between different clinical trials with the same product candidate due to numerous factors, including differences in clinical trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. Tvardi does not know whether any clinical trials it conducts will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market its product candidates.

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

Although Tvardi has received a Fast Track designation from the FDA for TTI-101 for HCC, it may not benefit from a faster development or regulatory review or approval process, and a Fast Track designation does not increase the likelihood that its product candidates will receive marketing approval.

If a drug product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Tvardi has received Fast Track designation for TTI-101 for the treatment of relapsed/refractory locally advanced, unresectable or metastatic HCC but may never receive Fast Track designation for its pipeline programs. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. Although Tvardi received Fast Track designation for TTI-101, it may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways, and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw any Fast Track designation granted to Tvardi if it believes that the designation is no longer supported by data from Tvardi’s clinical development program. The FDA may also withdraw any Fast Track designation at any time.

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

There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis-driven diseases. Companies that Tvardi is aware of that are targeting the treatment of various fibrosis indications include companies with significantly more financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Merck & Co., Inc., Novartis AG, Scholar Rock Inc. and Takeda Pharmaceutical Company. Companies that Tvardi is aware of that are targeting the treatment of the HCC indication include large companies such as Novartis AG, Bristol Myers Squibb Co., Roche AG, AstraZeneca plc, AbbVie Inc. and Bayer AG.

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

Tvardi’s inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products it develops. Tvardi will need to obtain additional insurance for clinical trials as TTI-101 and TTI-109 continue clinical development. However, Tvardi may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of its clinical trials. Tvardi’s insurance policies may also have various exclusions, and Tvardi may be subject to a product liability claim for which it has no coverage. Tvardi may have to pay any amounts awarded by a court or negotiated in a settlement that exceed its coverage limitations or that are not covered by its insurance, and Tvardi may not have, or be able to obtain, sufficient capital to pay such amounts. Even if Tvardi’s agreements with any future corporate collaborators entitle it to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

In addition, if the FDA, the European Medicines Agency (EMA), or a comparable foreign regulatory authority approves Tvardi’s product candidates, the manufacturing processes, labeling, packaging, distribution, post-

approval monitoring and AE reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities Tvardi uses to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMPs requirements. The discovery of any new or previously unknown problems with Tvardi’s third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. As Tvardi expects to rely on third-party manufacturers, it will not have control over compliance with applicable rules and regulations by such manufacturers.

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

A primary trend in the United States and European healthcare industries is toward cost containment, as legislative bodies, government authorities, third-party payors, and others have attempted to control costs by limiting coverage, pricing and the amount of reimbursement available for certain treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge or seek to lower the prices charged for medical products, and many third-party payors limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors or by future laws, regulations or guidance seeking to limit prescription drug prices. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which Tvardi receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If Tvardi is unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that Tvardi develops, or if net prices are reduced by mandatory discounts or rebates, there could be a material adverse effect on Tvardi’s operating results, its ability to raise capital needed to commercialize products and overall financial condition.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the Department of Health & Human Services (HHS), to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include (1) directives to reduce agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS in establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect Tvardi’s operations and prevent it from being able to generate revenue, attain profitability, or commercialize Tvardi’s product candidates.

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

●	Health Insurance Portability and Accountability Act (HIPAA), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information for or on behalf of a covered entity and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS, information on certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by physicians and their immediate family members;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

●	certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect Tvardi’s business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities, including the most recent shutdown in October and November 2025. If another prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process Tvardi’s regulatory submissions, which could have a material adverse effect on Tvardi’s business. Further, in Tvardi’s operations as a public company, future government shutdowns could impact its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under Patent and Trademark Law Amendments Act (the Bayh-Dole Act). The U.S. federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Tvardi may at times choose to collaborate with academic institutions to accelerate its preclinical research or development. If Tvardi engages with university partners in projects where there is a risk that federal funds may be commingled, it cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If the federal government chooses to exercise its march-in rights with respect to any patents or technology Tvardi in-licensed and which is critical to its business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, Tvardi’s ability to enforce or otherwise exploit patents covering such patents or technology may be adversely affected.

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

In the United States, Tvardi’s broadest patent, 8,779,001, which protects the use of TTI-101 for inhibiting STAT3, is set to expire on November 13, 2030. Tvardi may potentially apply PTE and Orphan Drug Exclusivity to the 8,779,001 patent, extending the patent term of the 8,779,001 patent by up to seven years. After expiration of the 8,779,001 patent, Tvardi’s commercial use of TTI-101 will be protected by formulation patents and manufacturing patents that Tvardi owns; however these patents provide narrower protection than the 8,779,001 patent. If a competitor designs a formulation of TTI-101 that is not covered by any of Tvardi’s formulation or manufacturing patents, then Tvardi may not be able to prevent them from selling their formulation of TTI-101 to inhibit STAT3.

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

As of September 30, 2025, Tvardi had 12 full-time employees. As Tvardi’s clinical development and commercialization plans and strategies develop, it will need to expand its managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for Tvardi. As Tvardi’s operations expand, Tvardi expects that it will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Tvardi’s future growth would impose significant added responsibilities on members of management, including:

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

The market price of Tvardi’s common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of Tvardi’s common stock to fluctuate include:

●	the ability of Tvardi to obtain regulatory approvals for its product candidates, and delays or failures to obtain such approvals (such as Tvardi’s announcement regarding its Phase 2 trial of TTI-101 in IPF in October 2025);

●	failure of any of Tvardi’s product candidates, if approved, to achieve commercial success;

●	failure by Tvardi to maintain its existing third-party license and supply agreements;

●	failure by Tvardi or its licensors to prosecute, maintain, or enforce its intellectual property rights;

●	changes in laws or regulations applicable to Tvardi’s product candidates;

●	any inability to obtain adequate supply of Tvardi’s product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new products, services or technologies by Tvardi’s competitors;

●	failure to meet or exceed financial and development projections Tvardi may provide to the public;

●	failure to meet or exceed the financial and development projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by Tvardi or its competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and Tvardi’s ability to obtain patent protection for its technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about Tvardi’s business, or if they issue an adverse or misleading opinion regarding its business and stock;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of its common stock by Tvardi or its stockholders in the future;

●	trading volume of Tvardi’s common stock;

●	failure to maintain compliance with the listing requirements of The Nasdaq Capital Market;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	adverse publicity generally, including with respect to other products and potential products in such markets;

●	the introduction of technological innovations or new therapies that compete with potential products of Tvardi;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in Tvardi’s financial results.

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

According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. Tvardi is subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

●	Tvardi was required file a Current Report on Form 8-K to report the Form 10 type information (the Super 8-K) after the closing of the Merger reflecting its status as an entity that is not a shell company;

●	Tvardi will not be eligible to use a Form S-3 until 12 full calendar months after the closing of the Merger on April 15, 2025 (the Closing Date);

●	Tvardi had to wait at least 60 calendar days after the filing of the Super 8-K to file a Form S-8 for any equity plans or awards, such as the 2025 Equity Plan and the 2025 Employee Stock Purchase Plan;

●	Tvardi will be an “ineligible issuer” for three years following the Closing Date, which will prevent Tvardi from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer (WKSI) status despite its public float;

●	investors who (i) were affiliates of Legacy Tvardi at the time the Merger was submitted for the vote or consent of Legacy Tvardi’s stockholders, (ii) receive securities of Tvardi in the Merger and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore would be underwriters with respect to resales of those securities; and

●	Rule 144(i)(2) will limit the ability of holders of restricted securities and any affiliates of the public company to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of Tvardi per Rule 144, until one year after the Form 10 information is filed with the SEC. Non-affiliate Cara Stockholders prior the Merger are not subject to such restrictions on public resales of their shares.

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

Between December 20, 2024, and March 19, 2025, Cara received 13 demands (and three draft complaints) from purported stockholders of Cara (collectively, the Demands) challenging the disclosures in the proxy statement/prospectus (the Proxy Statement/Prospectus) included in the Registration Statement on Form S-4 related to the Merger and asserting claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. In addition, on March 5 and March 6, 2025, two lawsuits were filed by purported stockholders of Cara in the Supreme Court of the State of New York, County of New York. The lawsuits are captioned Joseph Clark v. Cara Therapeutics, Inc., et al., No. 651260/2025 and Michael Kent v. Cara Therapeutics, Inc., et al., No. 651272/2025 (collectively, the Complaints). The Complaints named Cara and the members of the Cara board of directors as defendants, and, like the Demands, challenged the disclosures (under New York state law) in the Proxy Statement/Prospectus.

Cara and the other named defendants deny that they violated any laws or breached any duties to stockholders of Cara, and they believe that no supplemental disclosure was required to the Proxy Statement/Prospectus under any applicable law, rule or regulation. Nevertheless, solely to eliminate the burden and expense of litigation and to avoid any possible disruption to the Merger that could result from such litigation, Cara filed certain supplemental disclosures on March 24, 2025 to moot the disclosure claims alleged in the Demands and the Complaints. On April 15, 2025, the Merger closed. Thereafter, counsel for the purported stockholders (that sent the Demands or filed the Complaints) reached out to counsel for the Company to discuss a potential mootness fee in connection with the supplemental disclosures filed by Cara. On August 15, 2025, Tvardi resolved the fee demand and the matter is now closed.

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

To remediate the material weaknesses, Tvardi has begun a formal risk assessment process to identify control gaps and design new procedures and controls to remediate the identified weaknesses. Tvardi has added additional experienced accounting and financial reporting personnel and resources and is formalizing the design and implementation of internal controls over the financial reporting process. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The measures Tvardi has taken to date, and is continuing to design and implement, may not be sufficient to remediate the material weaknesses Tvardi has identified or avoid potential future material weaknesses. If the steps Tvardi takes do not correct these material weaknesses in a timely manner, Tvardi will be unable to conclude that it maintains effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of Tvardi’s financial statements would not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2025, Tvardi issued 1,899 shares of its common stock to a former employee for aggregate proceeds of $11,610.68 pursuant to the exercise of options with an exercise price of $6.1141 per share under Legacy Tvardi’s 2018 Stock Incentive Program. The issuance of such shares was exempt from registration under Rule 701 promulgated under Section 3(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TVARDI THERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ IMRAN ALIBHAI
	Name:	Imran Alibhai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ DAN CONN
	Name:	Dan Conn
	Title:	Chief Financial Officer
(Principal Financial Officer)