Form 10-Q
period 2026-03-31
Tvardi Therapeutics, Inc.
filed 2026-05-08
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 5, 2026 was: 9,381,344.

TVARDI THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

`
		Page

Part I	Financial Information	3

Item 1.	Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025	4

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2026 and 2025	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

Part II	Other Information	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

	Signatures	38

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,851	$20,734
Short-term investments	5,130	10,077
Prepaid expenses and other current assets	345	727
Total current assets	25,326	31,538
Property and equipment, net	44	52
Intangible assets, net	306	322
Operating lease right-of-use assets	124	144
Other non-current assets	17	17
Total assets	$25,817	$32,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,620	$3,219
Accrued expenses	6,518	7,707
Operating lease liabilities, current portion	120	116
Total current liabilities	11,258	11,042
Operating lease liabilities, net of current portion	54	85
Total liabilities	11,312	11,127

Commitments and contingencies (Note 12)

Stockholders' Equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 9,381,344 shares issued and outstanding as of March 31, 2026 and December 31, 2025	9	9
Additional paid-in capital	131,749	131,379
Accumulated other comprehensive income	1	8
Accumulated deficit	(117,254)	(110,450)
Total stockholders' equity	14,505	20,946
Total liabilities and stockholders' equity	$25,817	$32,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$4,911	$3,111
General and administrative	2,140	1,243
Total operating expenses	7,051	4,354
Loss from operations	(7,051)	(4,354)
Interest income	247	275
Other expense	—	(5,500)
Net loss	$(6,804)	$(9,579)

Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(3.72)
Weighted-average common shares outstanding, basic and diluted	9,381,344	2,575,462

Comprehensive loss:
Net loss	$(6,804)	$(9,579)
Unrealized (loss) gain on short-term investments	(7)	2
Comprehensive loss	$(6,811)	$(9,577)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, amounts in thousands, except share amounts)

	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances as of December 31, 2025	—	$—	9,381,344	$9	$131,379	$(110,450)	$8	$20,946
Stock-based compensation	—	—	—	—	370	—	—	370
Unrealized loss on short-term investments	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(6,804)	—	(6,804)
Balances as of March 31, 2026	—	$—	9,381,344	$9	$131,749	$(117,254)	$1	$14,505

Balances as of December 31, 2024	3,963,910	$85,503	2,574,767	$2	$1,103	$(92,236)	$—	$(91,131)
Exercise of stock options	—	—	727	—	3	—	—	3
Stock-based compensation	—	—	—	—	80	—	—	80
Unrealized gain on short-term investments	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(9,579)	—	(9,579)
Balances as of March 31, 2025	3,963,910	$85,503	2,575,494	$2	$1,186	$(101,815)	$2	$(100,625)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,804)	$(9,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24	24
Stock-based compensation expense	370	80
Change in fair value of Convertible Notes	—	4,942
Non-cash lease expense	20	17
Accretion of net discounts on short-term investments	(35)	(71)
Interest accrued on Convertible Notes	—	558
Changes in operating assets and liabilities:
Prepaid expenses and other assets	382	(992)
Accounts payable and accrued expenses	212	(2,644)
Operating lease liabilities	(28)	(24)
Net cash used in operating activities	(5,859)	(7,689)
Cash flows from investing activities:
Purchases of short-term investments	—	(16,377)
Maturities of short-term investments	4,976	5,494
Net cash provided by (used in) investing activities	4,976	(10,883)
Cash flows from financing activities:
Payments for Merger transaction costs	—	(1,606)
Proceeds from exercise of stock options	—	3
Net cash used in financing activities	—	(1,603)
Net decrease in cash and cash equivalents	(883)	(20,175)
Cash and cash equivalents - beginning of year	20,734	31,614
Cash and cash equivalents - end of period	$19,851	$11,439

Non-cash investing and financing activities
Merger transaction costs included in accounts payable and accrued expenses	$—	$781

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Nature of the Business and Basis of Presentation

Tvardi Therapeutics, Inc. and its subsidiaries (Tvardi or the Company) is a Delaware corporation headquartered in Houston, Texas. The Company is a clinical-stage biopharmaceutical company focused on the development of novel, oral, small molecule therapies targeting STAT3 to treat inflammatory and proliferative diseases with significant unmet need. Based upon its founders’ seminal work and deep understanding of the transcription factor STAT3, the Company has designed an innovative approach to directly inhibit STAT3, a highly validated, yet historically undruggable target. Leveraging this expertise, the Company is developing a pipeline of STAT3 inhibitors with a differentiated mechanism of action and convenient oral dosing. The Company’s pipeline includes two oral, small molecule STAT3 inhibitors: TTI-101 and TTI-109. TTI-101 is the Company’s first-generation direct STAT3 inhibitor, currently in Phase 1b/2 clinical development in hepatocellular carcinoma (HCC). TTI-109 is a phosphate prodrug of TTI-101 that is mechanistically identical to its parent molecule but is designed to enhance systemic drug delivery and improve tolerability. The Company submitted an Investigational New Drug (IND) application for TTI-109 in June 2025. After U.S. Food and Drug Administration (FDA) acceptance of the IND, the Company has initiated a Phase 1 trial of TTI-109 in healthy volunteers to evaluate safety, tolerability, and pharmacokinetics, as well as bioequivalence to TTI-101. In October 2025, the Company reported preliminary data from its Phase 2 clinical trial of TTI-101 in idiopathic pulmonary fibrosis (IPF) and concluded that the study did not meet its goals. The Company is continuing to evaluate the results from the trial to inform potential future development decisions.

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

As of March 31, 2026, the Company had cash and cash equivalents and short-term investments of $19.9 million and $5.1 million, respectively. Since inception, the Company has incurred net operating losses and negative cash flows from operations. During the three months ended March 31, 2026, the Company incurred net losses of $6.8 million and used $5.9 million of cash in operating activities. As of March 31, 2026, the Company had an accumulated deficit of $117.3 million. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in research and development activities. The Company considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as a result of the consummation of the Merger in April 2025. All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2026 and December 31, 2025, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2026.

Upon the closing of the Merger, the outstanding shares of common stock of Legacy Tvardi (including the shares of common stock issuable upon conversion of all shares of preferred stock of Legacy Tvardi prior to the Merger) were converted into shares of the Company’s common stock, based on an exchange ratio calculated in accordance with the Merger Agreement (the Exchange Ratio). The Exchange Ratio was retroactively applied to all outstanding common shares, redeemable convertible preferred stock, and stock options of Legacy Tvardi throughout the condensed consolidated financial statements and notes to condensed consolidated financial statements. Refer to Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December

31, 2025, as filed with the Securities and Exchange Commission (SEC) on March 31, 2026, for additional information regarding the Merger.

2.Summary of Significant Accounting Policies

Other than policies noted below, there have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, prepaid and accrued research and development expenses, including those related to contract research organizations (CROs), contract development manufacturing organizations (CDMOs), and other third-party vendors, and the valuation of the Company’s common stock prior to the Merger, stock-based awards, and the fair value of Convertible Notes (as defined in Note 3, Fair Value Measurements), which converted to common stock upon close of the Merger. Changes in estimates are recorded in the period in which they become known.

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

The following table presents information about the Company’s significant suppliers:

	For the Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2026	2025	2026	2025

	% of operating expenses		% of accounts payable
Vendor A	41%	34%	72%	84%
Vendor B	7%	2%	10%	3%
	48%	36%	82%	87%

For the three months ended March 31, 2026 and 2025, no additional suppliers accounted for more than 10% of the Company’s operating expenses or accounts payable. The Company’s preclinical studies and clinical trials and testing could be adversely affected by a significant interruption in the supply chain from its significant suppliers.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents. Cash equivalents include amounts held in money market funds in the amount of $19.2 million and $20.0 million as of March 31, 2026 and December 31, 2025, respectively.

The Company recorded interest income on its cash equivalents of less than $0.2 million for each of the three months ended March 31, 2026 and 2025 on its condensed consolidated statements of operations and comprehensive loss.

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

The Company’s short-term investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in fair value due to credit-related factors are based on the specific identification method and would be included within the non-operating section of the condensed consolidated statements of operations and comprehensive loss, as needed. The Company recorded interest income on short-term investments, inclusive of accretion of its discounts on its short-term investments, of less than $0.1 million during the three months ended March 31, 2026 and $0.1 million during the three months ended March 31, 2025, which is classified as interest income in the condensed consolidated statements of operations and comprehensive loss.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized within the non-operating section of the condensed consolidated statement of operations and comprehensive loss. The Company evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in the condensed consolidated statement of operations and comprehensive loss accordingly, as needed. The portion that is not credit-related is treated in accordance with other unrealized losses as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). There have been no impairment or credit losses recognized during the three months ended March 31, 2026 and 2025.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on short-term investments held as available-for-sale. For the three months ended March 31, 2026, comprehensive loss includes net loss and a net unrealized loss on short-term investments. For the three months ended March 31, 2025, comprehensive loss includes net loss and a net unrealized gain on short-term investments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (or ASU 2025-11). The amendments in ASU 2025-11 are intended to improve the clarity and navigability of the interim reporting guidance in Topic 270 by clarifying its applicability, the types of interim reporting subject to the guidance, and the form and content of interim financial statements. The update also provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity, without fundamentally changing or expanding existing disclosure requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the provisions of this guidance and the potential impact on its condensed consolidated financial statements and disclosures.

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

3.Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of
	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$19,242	$—	$—	$19,242
Short-term investments:
U.S. Treasury Notes	5,130	—	—	5,130
Total financial assets	$24,372	$—	$—	$24,372

	Fair Value Measurements as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$20,011	$—	$—	$20,011
Short-term investments
U.S. Treasury Notes	10,077	—	—	10,077
Total financial assets	$30,088	$—	$—	$30,088

The Company did not have any Level 3 assets or liabilities as of March 31, 2026 and December 31, 2025. There were no transfers between Levels during the periods presented.

The unrealized loss on the Company’s short-term investments for the three months ended March 31, 2026 and the unrealized gain on the Company’s short-term investments for the three months ended March 31, 2025 were not material.

Convertible Notes

In December 2024, Legacy Tvardi entered into a note purchase agreement to issue and sell convertible notes (the Convertible Notes) in an aggregate principal amount of $28.3 million. The Convertible Notes accrued interest at 8% per annum and had a maturity date of December 31, 2026. Upon the closing of the Merger in April 2025, the Convertible Notes converted into 1,265,757 shares of the Company’s common stock, $0.001 par value per share, in the aggregate. As a result, there were no Convertible Notes outstanding as of March 31, 2026 and December 31, 2025.

Since the Company elected the fair value option to account for the Convertible Notes, the change in fair value of the Convertible Notes of $4.9 million was recorded within other expense on the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025. For the three months ended March 31, 2025, the Company recognized $0.6 million in interest expense related to the Convertible Notes, which was recorded in other expense on the condensed consolidated statement of operations and comprehensive loss.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Prepaid research and development expenses	$131	$303
Prepaid insurance	25	194
Other prepaid expenses	189	230
Total prepaid expenses and other current assets	$345	$727

5.Intangible Assets

Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Licensed patent rights	$826	$826
Less: accumulated amortization	(520)	(504)
Total intangible assets, net	$306	$322

As of March 31, 2026, the expected remaining amortization expense is as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining nine months)	$47
2027	63
2028	63
2029	63
2030	63
Thereafter	7
Total	$306

The Company recognized less than $0.1 million for amortization expense for each of the three months ended March 31, 2026 and 2025. Amortization expense is included in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

6.Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued research and development expenses	$5,213	$5,744
Accrued employee compensation and benefits	729	1,297
Accrued professional fees	397	345
Other accrued expenses	179	321
Total accrued expenses	$6,518	$7,707

7.Leases

The Company has one operating lease pertaining to 5,969 square feet of corporate office space in Sugar Land, Texas pursuant to a lease agreement that commenced April 1, 2022. As of March 31, 2026, the remaining term of lease was 1.33 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term.

The components of lease costs, which are included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Lease costs:
Operating lease cost	$24	$24
Variable lease cost	22	22
Total lease costs	$46	$46

Supplemental disclosure of cash flow information related to the lease were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating cash flows from operating leases	$51	$50

The weighted-average discount rate and remaining lease term were as follows:

	For the Three Months Ended March 31,
	2026	2025
Weighted-average discount rate	9.50%	9.50%
Weighted-average remaining lease term	1.33	2.33

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining nine months)	$97
2027	88
Total lease payments	185
Less: imputed interest	(11)
Present value of lease liabilities	174
Less: operating lease liabilities, current portion	$120
Operating lease liabilities, net of current portion	$54

8.Stockholders’ Equity (Deficit)

Preferred Stock

As of March 31, 2026, the Company had 5,000,000 shares of preferred stock authorized, $0.001 par value, pursuant to its amended and restated certificate of incorporation which was assumed in connection with the Merger Agreement in April 2025. However, no such shares were issued or outstanding as of March 31, 2026 or December 31, 2025.

Common Stock

As of March 31, 2026 and as a result of the Merger, the Company’s amended and restated certificate of incorporation authorized the issuance of 150,000,000 shares of $0.001 par value common stock, of which 9,381,344 shares were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. As of March 31, 2026, no dividends were declared.

Redeemable Convertible Preferred Stock

As of March 31, 2025, Legacy Tvardi had issued Series A preferred stock and Series B preferred stock (the Preferred Stock) and classified the Preferred Stock as temporary equity since the shares had redemption features that were not entirely within the control of Legacy Tvardi. Upon the closing of the Merger in April 2025, Legacy Tvardi’s Preferred Stock converted into 3,963,910 shares of the Company’s common stock. As a result, there was no Preferred Stock remaining as of March 31, 2026 and December 31, 2025.

9.Stock-based Compensation

2018 Equity Incentive Plan

Legacy Tvardi’s 2018 Stock Incentive Plan (the 2018 Plan) provided employees, consultants and advisors and non-employee members of the Board of Directors and its affiliates with the opportunity to receive grants of stock options, stock awards and equity awards. Since inception, Legacy Tvardi only issued stock options. The Company assumed, effective as of the closing of the Merger, the 2018 Plan, as well as the outstanding awards granted thereunder and the award agreements evidencing the grants of such awards, including any awards granted to the Company’s named executive officers, in each case subject to applicable adjustments in the manner set forth in the Merger Agreement to such awards. No further awards will be granted under the 2018 Plan following the Merger.

2025 Equity Incentive Plan

The Company’s 2025 Equity Incentive Plan (the 2025 Plan) became effective at the closing of the Merger. As of the effective time of the Merger, there were 935,554 shares of the Company’s common stock available for grant under the 2025 Plan. In addition, the number of shares initially reserved and available for issuance under the 2025 Plan may be increased at the discretion of the Company’s Board of Directors (and without any further action by the Company’s stockholders) on January 1 of each year for a period of five years, commencing on January 1, 2026 and ending on January 1, 2030, in an amount not to exceed 5% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2025 Plan) determined on December 31 of the preceding year, if the Company’s Board of Directors acts prior to January 1 of a given year to provide that the increase for such year will occur and to determine the applicable number of additional shares of the Company’s common stock. In the absence of action by the Company’s Board of Directors, no such increase will automatically occur. On January 1, 2026, the aggregate number of shares of common stock that may be issued pursuant to the 2025 Plan increased from 935,554 to 1,465,233, as approved by the Board of Directors.

Shares underlying any Awards that are forfeited, canceled, or reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated and shares that are withheld upon exercise of an option of settlement of an award to cover the exercise price or tax withholding shall be added back to the shares available for issuance under the 2025 Plan. As of March 31, 2026, the Company had 680,650 shares remaining available for grant under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Company’s 2025 Employee Stock Purchase Plan (the 2025 ESPP) became effective at the closing of the Merger. As of the effective time of the Merger, there were 93,555 shares of the Company’s common stock reserved for issuance under the 2025 ESPP (the Initial Share Reserve). Additionally, the number of shares of common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2026 and continuing through and including January 1, 2035, by an amount equal to the lesser of (i) 1% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2025 ESPP) determined on December 31 of the preceding year, and (ii) a number of shares equal to three times the Initial Share Reserve. Notwithstanding the foregoing, the Company’s Board of Directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares. No offering periods under the 2025 ESPP had been initiated as of March 31, 2026. On January 1, 2026, the aggregate number of shares of common stock that may be issued pursuant to the 2025 ESPP automatically increased from 93,555 to 199,490.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted. For options granted during the three months ended March 31, 2026, the Company’s closing stock price on the grant date was used.

For the Three Months Ended
March 31,
2026
Per share fair value of common stock	$3.90
Expected volatility	70.50%
Expected dividends	—%
Expected term (in years)	6.25
Risk-free rate	3.8%

Stock Options

The Company granted 294,750 stock options during the three months ended March 31, 2026. There were no stock options granted during the three months ended March 31, 2025.

The weighted-average grant date fair value per share of options granted to employees during the three months ended March 31, 2026 was $2.60. Forfeitures of stock options are recorded as incurred.

The following table summarizes option activity during the three months ended March 31, 2026:

		Weighted-	Weighted-Average
	Number of	Average Exercise	Remaining Contractual	Intrinsic Value (In
	Options	Price	Term (In Years)	Thousands)
Outstanding as of January 1, 2026	1,212,246	$8.68	6.83	$1,086
Granted	294,750	3.90
Outstanding as of March 31, 2026	1,506,996	$7.74	7.22	$748
Options exercisable as of March 31, 2026	822,040	$6.38	5.40	$748
Vested and expected to vest as of March 31, 2026	1,506,996	$7.74	7.22	$748

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. There were no exercises of stock options during the three months ended March 31, 2026. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was less than $0.1 million.

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Research and development	$93	$29
General and administrative	277	51
Total stock-based compensation	$370	$80

As of March 31, 2026, there was $4.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.05 years.

10.Income Taxes

For the three months ended March 31, 2026 and 2025, there was no current or deferred income tax expense or benefit due to the Company’s current year losses and full valuation allowance. As of March 31, 2026, the Company evaluated all available evidence and concluded that a valuation allowance is still required against its net deferred tax assets because it is more likely than not they will not be realized in the foreseeable future.

11.Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net loss for basic and diluted net loss per share attributable to common stockholders	$(6,804)	$(9,579)

Denominator:
Weighted-average common shares outstanding, basic and diluted	9,381,344	2,575,462
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(3.72)

For the three months ended March 31, 2026, the Company’s potentially dilutive securities include its stock options to purchase common stock. For the three months ended March 31, 2025, the Company’s potentially dilutive securities include its stock options to purchase common stock, Preferred Stock, and Convertible Notes. All of the Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share for each of the three months ended March 31, 2026 and 2025, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 is the same.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Three Months Ended March 31,
	2026	2025
Preferred Stock (as converted to common stock)	—	3,963,910
Stock options to purchase common stock	1,506,996	726,272

During the three months ended March 31, 2025, the Company’s Convertible Notes were also considered potentially dilutive securities, with the amount of shares issued upon conversion to be determined based on the manner in which they could be settled. Following the close of the Merger in April 2025, the Company’s Convertible Notes converted into

1,265,757 shares of the Company’s common stock. In addition, upon closing of the Merger, all of the Company’s Preferred Stock converted into shares of the Company’s common stock.

12.Commitments and Contingencies

Legal Matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of March 31, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and Indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

Other Commitments

In addition to the Company’s obligation to make potential royalty payments under the BCM First Agreement and BCM Second Agreement (both as discussed and defined in Note 13, License Agreements), the Company is also obligated to pay royalties to each of its founders in an amount equal to 1% each on the worldwide net sales of TTI-101 and any derivative formulations, or any Royalty Bearing Products. These royalty obligations last, on a country-by-country basis, for the later of (i) the date on which the sale of any Royalty Bearing Products are no longer covered by a Covered Patent (as defined below) in such country, or (ii) 15 years after the first commercial sale of royalty bearing product in such country. The timing of when these royalty payments will actually be made is uncertain as the payments are contingent upon future activities, including the successful development, regulatory approval and commercialization of any Royalty Bearing Products. A Covered Patent means, subject to certain customary exceptions, an issued patent that is owned by the Company or an affiliate, or for which all rights to develop and commercialize pharmaceutical products for the treatment of any human disorder, are exclusively licensed to the Company or an affiliate by the owner of such patent, with the Company’s right or its affiliate’s right to grant sublicenses.

13.License Agreements

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

In accordance with BCM License Agreements, and in consideration for the rights and licenses granted to the Company, the Company agreed to pay BCM the following:

a.	Annual maintenance fees, ranging from $30,000 to $50,000 per year, per license.
b.	Milestone payments, up to a low-seven digit figure in the aggregate.
c.	Royalty fees, set at a low single-digit percentage of net sales of any BCM1 Licensed Products or BCM2 Licensed Products.

Milestones include new drug filings, clinical trial stages, and New Drug Application approval by the FDA.

As of March 31, 2026, the Company accrued $12,500 in annual maintenance fees. As of December 31, 2025, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No payments for maintenance or milestone fees were made during the three months ended March 31, 2026 and 2025. No royalty fees have been incurred to date. All related license costs are expensed as incurred within research and development on the condensed consolidated statements of operations and comprehensive loss.

14.Segment Reporting

The Company has one reportable segment relating to the discovery and development of novel orally bioavailable, small molecule therapies across a broad range of diseases driven by STAT3 with high unmet need.

The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer and Chief Financial Officer, manages the Company’s operations at a company-wide level for the purpose of allocating resources. The key measure of segment profit or loss that the CODM uses to allocate resources and assess financial performance is the Company’s net loss, which is utilized to evaluate the progress of its research and development programs and other expense categories. The CODM makes decisions using this information on a company-wide basis.

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under GAAP, to the Company’s net loss in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Direct research and development expenses by program:
TTI-101:
HCC	$700	$437
IPF	—	1,033
mBC	—	—
Pre-clinical, CMC, and other (unallocated) (1)	87	175
TTI-109	2,902	358
Unallocated research and development expense:
Personnel costs	1,004	858
Consultant fees and other costs (2)	218	250
General and administrative expense:
Personnel costs	932	609
Other general and administrative expenses (3)	1,208	634
Interest income	(247)	(275)
Other expense	—	5,500
Net loss	$(6,804)	$(9,579)
(1)

Pre-clinical, chemistry, manufacturing and control (CMC), and other (unallocated) costs include preclinical testing, CMC, and other direct research and development expenses that are not allocated to a specific program.

(2)	Consultant fees and other costs include expenses incurred for research and development consultants as well as payroll costs for employees within the research and development function.
(3)	Other general and administrative expenses include professional fees, accounting services, rent, and other overhead and administrative expenses.

Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets. The Company does not have intra-entity sales or transfers.

15.Subsequent Event

On May 1, 2026, the Company filed a shelf registration statement on Form S-3 (the Registration Statement) which permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $200.0 million in one or more offerings and in any combination of the foregoing. The Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus that covers the offering, issuance and sale of up to $12.5 million of common stock pursuant to a Capital on Demand Sales Agreement (the Sales Agreement), dated as of May 1, 2026 by and between the Company and JonesTrading Institutional Services LLC acting as sales agent (the ATM Facility). The Registration Statement will not be available for sales of any securities until it is declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

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

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Tvardi,” the “Company,” “we,” “us,” “our” and other similar terms refer to the business and operations of Legacy Tvardi prior to the Merger and to Tvardi Therapeutics, Inc. and its consolidated subsidiaries following the Merger.

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

Our pipeline includes two oral, small molecule STAT3 inhibitors: TTI-101 and TTI-109. TTI-101 is our first-generation direct STAT3 inhibitor, currently in Phase 1b/2 clinical development in hepatocellular carcinoma (HCC). TTI-109 is a phosphate prodrug of TTI-101 that is mechanistically identical to its parent molecule but is designed to enhance systemic drug delivery and improve tolerability. We submitted an IND application for TTI-109 in June 2025. After FDA acceptance of the IND, we have initiated a Phase 1 trial of TTI-109 in healthy volunteers to evaluate safety, tolerability, and pharmacokinetics, as well as bioequivalence to TTI-101. We expect to report topline data from this trial in June of 2026, following which we intend to announce the clinical indication in which we plan to advance TTI-109. Subsequently, in the second half of 2026, we expect to report topline data of TTI-101 across the three cohorts of the REVERT LIVER CANCER Phase 1b/2 clinical trial.

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

Since commencing operations in 2017, we have devoted substantially all of our efforts and financial resources to developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, signaling and biology, medicinal chemistry and clinical insights to discover and develop novel therapies for the treatment of inflammatory and proliferative diseases driven by dysregulated STAT3 signaling. Through the date of this filing, we have historically financed our operations principally through the issuance and sale of our preferred stock and convertible debt. We received $28.3 million from the sale and issuance of our convertible promissory notes (Convertible Notes) in

December 2024, which were converted into common stock in April 2025, and $83.4 million from the issuance and sale of our preferred stock and historical convertible debt, which was converted into preferred stock, in 2018 and 2021. We acquired approximately $23.9 million of net assets in connection with our Merger with Cara in April 2025.

As of March 31, 2026, we had $19.9 million in cash and cash equivalents and $5.1 million in short-term investments. We have incurred net losses since inception. As of March 31, 2026 and December 31, 2025, our accumulated deficit was $117.3 million and $110.5 million, respectively. For the three months ended March 31, 2026 and 2025, we reported net losses of $6.8 million and $9.6 million, respectively. Our net loss may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities and other research and development activities. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as we continue to invest in research and development activities. We considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. See the subsection titled “— Liquidity and Capital Resources” below for further discussion.

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

Pursuant to the terms of the BCM First Agreement, StemMed owed an initial license fee of $75,000 as consideration for the license rights. Upon the assignment of the agreement to us, we became responsible for the payment of annual maintenance fees on the anniversary of the agreement, which range from $30,000 to $50,000. We are also required to pay BCM royalties in the amount of a low single-digit percent of net sales of BCM1 Licensed Products during the term, which expires, on a country-by-country basis, on the later of (i) the date of expiration of the last-to-expire of the BCM Patent Rights, or, (ii) if no BCM Patent Rights issued in such country, the tenth anniversary of the first commercial sale of the BCM1 Licensed Product in such country. We currently expect the BCM Patent Rights to expire April 18, 2039. Upon the initiation of the Phase 2 clinical trials for two BCM1 Licensed Products, we paid BCM development milestone payments of $250,000 in the aggregate. Upon the achievement of additional specified development and regulatory milestones, we are required to pay BCM one-time milestone payments of up to $2,200,000 in the aggregate for the first BCM1 Licensed Product in an oncology indication and for the first BCM1 Licensed Product in a non-oncology indication to achieve such milestones. Further, in connection with the initiation of the Phase 3 clinical trial, we would expect to incur approximately $400,000 of oncology-related costs and approximately $300,000 of non-oncology-related costs. We are additionally required to pay BCM a tiered low double-digit percentage of sublicensing revenue obtained in connection with any sublicense granted by us under the BCM Patent Rights or BCM Technology.

We may terminate the BCM First Agreement at its convenience following a specified notice period upon advance written notice to BCM. The BCM First Agreement may also be terminated by BCM for our default or failure to perform any of the terms of the BCM First Agreement, following a specified notice and cure period. Additionally, BCM may terminate the BCM First Agreement if we undergo specified bankruptcy or insolvency events, following the expiration of a specified period. Upon expiration of the term of the BCM First Agreement in a given country, the license grant from BCM to us will be fully-paid and perpetual in such country.

The BCM First Agreement was amended in April 2015 to update the schedule of BCM Patent Rights and description of BCM Technology covered by the license for immaterial consideration. The BCM First Agreement was further amended in August 2019 to amend our diligence and insurance obligations as well as to further update the schedule of BCM Patent Rights.

Under the BCM First Agreement, we accrued $12,500 in annual maintenance fees as of March 31, 2026. As of December 31, 2025, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No payments for maintenance or milestone fees were made during the three months ended March 31, 2026 and 2025. No royalty fees have been incurred to date. All related license costs are expensed as incurred within research and development on the condensed consolidated statements of operations and comprehensive loss.

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

Pursuant to the terms of the BCM Second Agreement, StemMed owed an initial license fee of $5,000 in consideration for the license rights. Upon the assignment of the agreement to us, we became responsible for the payment of maintenance fees on the anniversary of the agreement, which range from $30,000 to $50,000. We are also required to pay BCM royalties in the amount of a low single-digit percent of net sales of BCM2 Licensed Products during the term, which expires, on a country-by-country basis, on the later (i) of the date of expiration of the last to expire of the Licensed Patent Rights, or, (ii) if no Licensed Patent Rights issued in such country, the tenth anniversary of the first commercial sale of the BCM2 Licensed Product in such country. We currently expect the Licensed Patent Rights to expire July 18, 2034. Upon the achievement of additional specified development and regulatory milestones, we are required to pay BCM one-time milestone payments of up to $1,225,000 in the aggregate for the first BCM2 Licensed Product to achieve such milestones. Further, in connection with the initiation of the Phase 3 clinical trial, we would expect to incur approximately $300,000 in costs. We are additionally required to pay BCM a tiered low double-digit percentage of sublicensing revenue obtained in connection with any sublicense granted by us under the Licensed Patent Rights.

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

Under the BCM Second Agreement, no payments were made or incurred during the three months ended March 31, 2026 and 2025. No royalty fees have been incurred to date.

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

Operating Expenses

Our operating expenses have consisted primarily of research and development expenses and general and administrative costs.

Research and Development Expenses

Our research and development expenses consist primarily of direct and indirect costs incurred in performing clinical and preclinical development activities.

Direct costs include:

●	expenses incurred under agreements with consultants and third-party contract research organizations (CROs) that conduct research and development activities on our behalf;
●	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers; and
●	costs associated with license agreements.

Indirect costs include:

●	personnel costs, which includes salaries, benefits, stock-based compensation expense and travel expenses, for personnel engaged in research and development functions;
●	facilities, amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
●	costs related to compliance with quality and regulatory requirements.

Pursuant to U.S. GAAP and our internal policies, including our clinical trial accrual policy, we expense all research and development costs in the periods in which they are incurred, including the costs of treatment center start-up activities, patient enrollment, and study reporting. Costs for certain other research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses.

The majority of our clinical spending during the three months ended March 31, 2026 was on TTI-109, which included costs related to the second arm of the healthy volunteer study, CMC costs related to clinical supply, and preclinical studies. Costs for TTI-101 were also incurred for the HCC trial during the three months ended March 31, 2026. The majority of our clinical spending during the three months ended March 31, 2025 was on TTI-101, for which certain direct research and development costs are tracked by clinical trial. Costs incurred for TTI-109 during the three months ended March 31, 2025 were related to CMC costs.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in the development of TTI-101 and TTI-109, support our ongoing preclinical programs and discover any new product candidates, as well as increase our headcount. In particular, clinical development, as opposed to preclinical development, generally has higher development costs, primarily due to the increased size and duration of later-stage clinical trials. Moreover, the costs associated with our clinical activities, which are managed by our CROs, and Contract Development and Manufacturing Organizations (CDMOs), to manufacture materials for our product candidates and future commercial products, are much more costly as compared to early-stage preclinical development. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our current and future candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which therapeutic candidates to pursue and how much funding to direct to each therapeutic candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each therapeutic candidate’s commercial potential. We will need substantial additional capital in the future to support these efforts. In addition, we cannot forecast which therapeutic candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. G&A expenses also include outside professional services, such as legal, audit and accounting services, insurance costs and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect our G&A expenses to increase over the next several years as we continue our research and development activities, prepare for potential commercialization of our current and future product candidates, as well as expand our operations and continue operating as a public company following the Merger. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with listing rules and Securities and Exchange Commission (SEC) requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Interest Income

Interest income for the three months ended March 31, 2026 and 2025 consisted of interest earned on our cash and cash equivalents as well as interest earned on short-term investments and the accretion of the discount of our short-term investments.

Other Expense

Other expenses consist of the net changes in fair value of our Convertible Notes, for which we elected the fair value option, as well as interest accrued on the Convertible Notes. The Convertible Notes converted into our common stock upon the closing of the Merger in April 2025. As a result, there were no Convertible Notes outstanding during the three months ended March 31, 2026. See Note 3, Fair Value Measurements included in the Notes to Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further discussion of our Convertible Notes.

Income Taxes

For the three months ended March 31, 2026 and 2025, there was no current or deferred income tax expense or benefit due to our current year losses and full valuation allowance. As of March 31, 2026, we evaluated all available evidence and concluded that a valuation allowance was still required against our net deferred tax assets because it is more likely than not they will not be realized in the foreseeable future. As a result, our effective tax rate for each of the periods presented differs from the U.S. federal statutory rate primarily due to recurring operating losses and the full valuation allowance against deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
Operating expenses:
Research and development	$4,911	$3,111	$1,800	57.9%
General and administrative	2,140	1,243	897	72.2%
Total operating expenses	7,051	4,354	2,697	61.9%
Loss from operations	(7,051)	(4,354)	(2,697)	61.9%
Interest income	247	275	(28)	(10.2)%
Other expense	—	(5,500)	5,500	(100.0)%
Net loss	$(6,804)	$(9,579)	$2,775	(29.0)%

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
Direct research and development expenses by program:
TTI-101:
HCC	$700	$437	$263	60.2%
IPF	—	1,033	(1,033)	(100.0)%
Pre-clinical, CMC, and other (unallocated)	87	175	(88)	(50.3)%
TTI-109	2,902	358	2,544	710.6%
Unallocated research and development expense:
Personnel costs (including stock-based compensation)	1,004	858	146	17.0%
Consultant fees and other costs	218	250	(32)	(12.8)%
Total research and development expenses	$4,911	$3,111	$1,800	57.9%

Research and development expenses were $4.9 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025. The increase of $1.8 million was primarily driven by an increase of $2.5 million in costs related to our product candidate TTI-109, which included costs associated with the second arm of the healthy volunteer study, CMC costs related to clinical supply, and preclinical studies, partially offset by an overall decrease in costs associated with our product candidate TTI-101, which included a decrease of $1.0 million related to our IPF trial partially offset by an increase of $0.3 million related to our HCC trial. We incurred costs related to our IPF trial during the three months ended March 31, 2025 as we were still enrolling patients in this trial. We did not incur any costs during the three months ended March 31, 2026 given all patients had been enrolled prior to the current period; however, final costs are expected to be incurred later in fiscal 2026. The increase in costs related to our HCC trial was primarily due to changes in trial costs.

The increase in personnel costs of $0.1 million was primarily related to an increase in stock-based compensation expense related to additional stock options granted after the first quarter of 2025 through the first quarter of 2026.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
Personnel costs	$932	$609	$323	53.0%
Professional fees	810	502	308	61.4%
Insurance costs	172	14	158	1,128.6%
Other costs	226	118	108	91.5%
Total general and administrative expenses	$2,140	$1,243	$897	72.2%

G&A expenses were $2.1 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025. The increase of approximately $0.9 million was primarily driven by increases in personnel costs of $0.3 million and professional fees of $0.3 million. The increase in personnel costs was primarily attributable to increases in stock-based compensation related to additional stock options granted after the first quarter of 2025 through the first quarter of 2026 and additional headcount. The increase in professional fees was primarily attributable to increased legal and investor relations fees incurred as a result of the Merger and subsequent filings as a public company. The remaining increase was attributable to increases in insurance and other costs.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025. The $0.2 million of interest income for the three months ended March 31, 2026 includes less than $0.2 million of interest earned on our cash and cash equivalents and less than $0.1 million of interest from our short-term investments, as well as the accretion of the discount on our short-term investments. The $0.3 million of interest income for the three months ended March 31, 2025 included less than $0.2 million of interest earned on our cash and cash equivalents and $0.1 million of interest from our short-term investments, as well as the accretion of the discount on our short-term investments.

Other Expense

For the three months ended March 31, 2026, there was no other expense recorded within the condensed consolidated statements of operations and comprehensive loss, as there were no financial instruments requiring valuation or interest expense for this period. The Convertible Notes were fully converted during the second quarter of 2025, and there was no remeasurement gain or loss recorded for the three months ended March 31, 2026. For the three months ended March 31, 2025, other expense of $5.5 million was primarily attributable to a $4.9 million remeasurement of our Convertible Notes, for which we elected the fair value option prior to the Convertible Notes converting to common stock in April 2025 due to the Merger, as well as $0.6 million in interest accrued on the Convertible Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through the

(i) issuance and sale of our Convertible Notes in December 2024 for gross proceeds of $28.3 million (ii) the issuance and sale of preferred stock and historical convertible debt (which converted into preferred stock in 2018 and 2021) for total gross proceeds of $83.4 million, and (iii) our Merger with Cara in which we acquired approximately $23.9 million of net assets in April 2025. To date, we have devoted substantially all of our efforts and financial resources to developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, signaling and biology, medicinal chemistry and clinical insights to discover and develop novel therapies for the treatment of inflammatory and proliferative diseases driven by dysregulated STAT3 signaling. As of March 31, 2026, we had $19.9 million in cash and cash equivalents and $5.1 million in short-term investments.

On May 1, 2026, we filed a shelf registration statement on Form S-3 (the Registration Statement) which permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $200.0 million in one or more offerings and in any combination of the foregoing. The Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus that covers the offering, issuance and sale of up to $12.5 million of common stock pursuant to a Capital on Demand Sales Agreement (the Sales Agreement), dated as of May 1, 2026 by and between us and JonesTrading Institutional Services LLC acting as sales agent (the ATM Facility). The Registration Statement will not be available for sales of any securities until it is declared effective by the SEC.

Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development costs related to the development of our product candidates, and, to a lesser extent, G&A costs. We have incurred significant operating losses since our inception, and as of March 31, 2026, had an accumulated deficit of $117.3 million. Management has determined that its present capital resources as of March 31, 2026 will not be sufficient to fund its planned operations for at least one year from the issuance date of the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report, which raises substantial doubt as to our ability to continue as a going concern. We plan to seek additional funding through equity offerings, including through our ATM Facility once available, or debt financings, credit or loan facilities, strategic alliances and licensing arrangements. However, there can be no assurance that such funding will be available to us, will be obtained on terms favorable to us, or will provide us with sufficient funds to meet our objectives.

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

A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate. See the section titled “Risk Factors” set forth in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(5,859)	$(7,689)
Net cash provided by (used in) investing activities	4,976	(10,883)
Net cash used in financing activities	—	(1,603)
Net decrease in cash and cash equivalents	$(883)	$(20,175)

Operating Activities

Net cash used in operating activities was $5.9 million for the three months ended March 31, 2026, reflecting a net loss of $6.8 million, partially offset by net changes in operating assets and liabilities of $0.6 million and non-cash changes of $0.4 million. The net changes in operating assets and liabilities were primarily driven by a $0.4 million decrease in prepaid expenses and other current assets, attributable to timing of payments for pre-clinical activities and prepaid insurance, and a $0.2 million increase in accounts payable and accrued expenses, driven by the timing of invoices and payments. The changes in non-cash expenses were primarily driven by $0.4 million related to stock-based compensation expense.

Net cash used in operating activities was $7.7 million for the three months ended March 31, 2025, reflecting a net loss of $9.6 million, net of changes in operating assets and liabilities of $3.7 million, and non-cash changes of $5.5 million. The net changes in operating assets and liabilities of $3.7 million was primarily driven by (i) a $1.0 million increase in prepaid expenses and other current assets, attributable to the timing of patient enrollments and (ii) a $2.6 million decrease in accounts payable and accrued expenses, driven by the timing of invoices and payments. The $5.5 million in non-cash expenses was primarily driven by $4.9 million related to the change in fair value of our Convertible Notes, and $0.6 million in interest accrued on our Convertible Notes during the first quarter of 2025. The Convertible Notes were converted into common stock during the second quarter of 2025 due to the Merger.

Investing Activities

Net cash provided by investing activities was $5.0 million for the three months ended March 31, 2026, attributable to maturities of short-term investments of $5.0 million.

Net cash used in investing activities was $10.9 million for the three months ended March 31, 2025, attributable to purchases of short-term investments of $16.4 million, partially offset by maturities of short-term investments of $5.5 million.

Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2026.

The net cash used in financing activities for the three months ended March 31, 2025 was primarily due to the payments of deferred offering costs associated with the Merger.

Contractual Obligations and Commitments

Lease Obligations

We lease space under one operating lease agreement for corporate office space in Sugar Land, Texas, which expires in August 2027. As of March 31, 2026, we had future operating lease liabilities of $0.2 million, of which $0.1 million is included within operating lease liabilities, current portion on our condensed consolidated balance sheet.

License Agreements

As discussed above, we have license agreements with BCM for exclusive use of patent rights of TTI-101. The license agreements contain terms for annual maintenance fees, milestone payments and net revenue royalties. Annual maintenance fees range from $30,000 to $50,000 per year, per license. Potential milestone payments are up to $1,225,000 in the aggregate per license. Milestones include new drug filings, clinical trial stages, and NDA approval by the FDA. We are obligated to pay BCM royalties in the amount of a low single-digit percent of net sales of BCM1 Licensed Products or BCM2 Licensed Products during the term, which expire, on a country-by-country basis, on the later of (i) the date of expiration of BCM Patent Rights or Licensed Patent Rights, whichever is the last to expire, or, (ii) if no BCM Patent Rights or Licensed Patent Rights are issued in such country, the tenth anniversary the first commercial sale of the BCM1 Licensed Products or BCM2 Licensed Products in such country. License fees are expensed as incurred within research and development within our condensed consolidated statements of operations and comprehensive loss. Under the BCM First Agreement, we accrued $12,500 in annual maintenance fees as of March 31, 2026. As of December 31, 2025, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No payments for maintenance or milestone fees were made during the three months ended March 31, 2026 and 2025. No royalty fees have been incurred to date.

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the unaudited condensed consolidated financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates.

Our significant accounting policies are described in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026.

Recently Issued and Adopted Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial position, results of operations or cash flows. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements, Summary of Significant Accounting Policies, in this Quarterly Report, for a full description of accounting pronouncements recently adopted, and issued but not yet adopted, if applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. Accordingly, the information required by this Item is incorporated herein by reference to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. See below “Material Weaknesses in Internal Control Over Financial Reporting”.

Based on our evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of material weaknesses that existed in our internal control over financial reporting as described below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal year 2026, management will test and evaluate the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the consolidated financial statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 6, 2026, Shaheen Wirk, Palkon Holdings, LLC, and Palkon TT Holdings, LLC filed a complaint in the Supreme Court of the State of New York, County of New York, alleging that we breached the Registration Rights Agreement, dated April 15, 2025, by and among us and the investors party thereto (Registration Rights Agreement) by failing to timely cause a resale registration statement to be declared effective. Such right to an effective resale registration statement had been waived by a majority of the holders of the registrable securities, as defined in the Registration Rights Agreement.

We are, and from time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. The results of any future legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and growth prospects. In such an event, the market price of our common stock could decline. In addition to the other information in this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2026. We may disclose changes to risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TVARDI THERAPEUTICS, INC.

Date: May 8, 2026	By:	/s/ IMRAN ALIBHAI
	Name:	Imran Alibhai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ DAN CONN
	Name:	Dan Conn
	Title:	Chief Financial Officer
(Principal Financial Officer)