Form 10-Q
period 2026-06-30
Tvardi Therapeutics, Inc.
filed 2026-08-14
CIK 1346830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 11, 2026 was: 13,338,943.

TVARDI THERAPEUTICS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$15,765	$20,734
Short-term investments	—	10,077
Prepaid expenses and other current assets	1,304	727
Total current assets	17,069	31,538
Property and equipment, net	36	52
Intangible assets, net	291	322
Operating lease right-of-use assets	104	144
Other non-current assets	17	17
Total assets	$17,517	$32,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,638	$3,219
Accrued expenses	4,352	7,707
Operating lease liabilities, current portion	123	116
Total current liabilities	9,113	11,042
Operating lease liabilities, net of current portion	22	85
Total liabilities	9,135	11,127

Commitments and contingencies (Note 12)

Stockholders' Equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 9,381,344 shares issued and outstanding as of June 30, 2026 and December 31, 2025	9	9
Additional paid-in capital	132,084	131,379
Accumulated other comprehensive income	—	8
Accumulated deficit	(123,711)	(110,450)
Total stockholders' equity	8,382	20,946
Total liabilities and stockholders' equity	$17,517	$32,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,002	$5,806	$8,913	$8,917
General and administrative	2,627	3,063	4,767	4,306
Total operating expenses	6,629	8,869	13,680	13,223
Loss from operations	(6,629)	(8,869)	(13,680)	(13,223)
Interest income	172	377	419	652
Other income, net	—	12,659	—	7,159
Net (loss) income	$(6,457)	$4,167	$(13,261)	$(5,412)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.69)	$0.51	$(1.41)	$(1.00)
Diluted	$(0.69)	$(1.00)	$(1.41)	$(2.04)
Weighted-average common shares outstanding:
Basic	9,381,344	8,246,582	9,381,344	5,426,688
Diluted	9,381,344	8,455,223	9,381,344	6,160,967

Comprehensive (loss) income:
Net (loss) income	$(6,457)	$4,167	$(13,261)	$(5,412)
Unrealized loss on short-term investments	(1)	(15)	(8)	(13)
Comprehensive (loss) income	$(6,458)	$4,152	$(13,269)	$(5,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, amounts in thousands, except share amounts)

	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances as of December 31, 2025	—	$—	9,381,344	$9	$131,379	$(110,450)	$8	$20,946
Stock-based compensation	—	—	—	—	370	—	—	370
Unrealized loss on short-term investments	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(6,804)	—	(6,804)
Balances as of March 31, 2026	—	$—	9,381,344	$9	$131,749	$(117,254)	$1	$14,505
Stock-based compensation	—	—	—	—	335	—	—	335
Unrealized loss on short-term investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(6,457)	—	(6,457)
Balances as of June 30, 2026	—	$—	9,381,344	$9	$132,084	$(123,711)	$—	$8,382

Balances as of December 31, 2024	3,963,910	$85,503	2,574,767	$2	$1,103	$(92,236)	$—	$(91,131)
Exercise of stock options	—	—	727	—	3	—	—	3
Stock-based compensation	—	—	—	—	80	—	—	80
Unrealized gain on short-term investments	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(9,579)	—	(9,579)
Balances as of March 31, 2025	3,963,910	$85,503	2,575,494	$2	$1,186	$(101,815)	$2	$(100,625)
Exercise of stock options	—	—	17,891	—	421	—	—	421
Stock-based compensation	—	—	—	—	627	—	—	627
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger	(3,963,910)	(85,503)	3,963,910	4	85,499	—	—	85,503
Issuance of common stock upon the conversion of Convertible Notes	—	—	1,265,757	1	23,099	—	—	23,100
Issuance of common stock in connection with the Merger	—	—	1,550,381	2	23,871	—	—	23,873
Transaction costs in connection with the Merger	—	—	—	—	(4,124)	—	—	(4,124)
Unrealized loss on short-term investments	—	—	—	—	—	—	(15)	(15)
Net income	—	—	—	—	—	4,167	—	4,167
Balances as of June 30, 2025	—	$—	9,373,433	$9	$130,579	$(97,648)	$(13)	$32,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,261)	$(5,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	47	47
Stock-based compensation expense	705	707
Change in fair value of Convertible Notes	—	(7,810)
Non-cash lease expense	40	35
Accretion of net discounts on short-term investments	(49)	(141)
Interest accrued on Convertible Notes	—	651
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(576)	(1,717)
Accounts payable and accrued expenses	(1,937)	132
Operating lease liabilities	(56)	(49)
Net cash used in operating activities	(15,087)	(13,557)
Cash flows from investing activities:
Purchases of short-term investments	—	(31,486)
Maturities of short-term investments	10,118	11,053
Net cash provided by (used in) investing activities	10,118	(20,433)
Cash flows from financing activities:
Cash acquired in connection with the Merger	—	24,992
Payments for Merger transaction costs	—	(2,392)
Proceeds from exercise of stock options	—	424
Net cash provided by financing activities	—	23,024
Net decrease in cash and cash equivalents	(4,969)	(10,966)
Cash and cash equivalents - beginning of year	20,734	31,614
Cash and cash equivalents - end of period	$15,765	$20,648

Non-cash investing and financing activities
Merger transaction costs included in accounts payable	$—	$429
Conversion of redeemable convertible preferred stock to common stock	$—	$85,503
Conversion of Convertible Notes to common stock	$—	$23,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVARDI THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Nature of the Business and Basis of Presentation

Tvardi Therapeutics, Inc. and its subsidiaries (Tvardi or the Company) is a Delaware corporation headquartered in Houston, Texas. The Company is a clinical-stage biopharmaceutical company focused on the development of novel, oral, small molecule therapies targeting Signal Transducer and Activator of Transcription 3 (STAT3) to treat inflammatory and proliferative diseases with significant unmet need. Based upon its founders’ seminal work and deep understanding of the transcription factor STAT3, the Company has designed an innovative approach to directly inhibit STAT3, a highly validated, yet historically undruggable target. Leveraging this expertise, the Company is developing a pipeline of STAT3 inhibitors with a differentiated mechanism of action and convenient oral dosing. The Company’s pipeline includes two oral, small molecule STAT3 inhibitors: TTI-101 and TTI-109. TTI-101 is the Company’s first-generation direct STAT3 inhibitor, currently in Phase 1b/2 clinical development in hepatocellular carcinoma (HCC). TTI-109 is a phosphate prodrug of TTI-101 that is mechanistically identical to its parent molecule but is designed to enhance systemic drug delivery and improve tolerability. The Company submitted an Investigational New Drug (IND) application for TTI-109 in June 2025. In July 2026, the Company reported positive results from its Phase 1 clinical trial of TTI-109 in healthy volunteers evaluating safety, tolerability, pharmacokinetics and bioequivalence to TTI-101. Later in July 2026, the Company announced that it had selected ulcerative colitis (UC) as the initial disease indication for TTI-109.

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

As of June 30, 2026, the Company had cash and cash equivalents of $15.8 million. Since inception, the Company has incurred net operating losses and negative cash flows from operations. During the three and six months ended June 30, 2026, the Company incurred net losses of $6.5 million and $13.3 million, respectively, and used $15.1 million of cash in operating activities during the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $123.7 million. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in research and development activities. The Company evaluated whether there were conditions and events, considered in the aggregate, that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2026 and December 31, 2025, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2026.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, prepaid and accrued research and development expenses, including those related to contract research organizations (CROs), contract development manufacturing organizations (CDMOs), and other third-party vendors, and the valuation of the Company’s common stock prior to the Merger, stock-based awards, and the fair value of Convertible Notes (as defined in Note 11, Net (Loss) Income Per Share), which converted to common stock upon close of the Merger. Changes in estimates are recorded in the period in which they become known.

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

The following table presents information about the Company’s significant suppliers:

	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025

	% of operating expenses		% of operating expenses		% of accounts payable
Vendor A	32%	45%	37%	41%	76%	84%

For the three and six months ended June 30, 2026 and 2025, no additional suppliers accounted for more than 10% of the Company’s operating expenses or accounts payable. The Company’s preclinical studies and clinical trials and testing could be adversely affected by a significant interruption in the supply chain from its significant suppliers.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents. Cash equivalents include amounts held in money market funds in the amount of $15.1 million and $20.0 million as of June 30, 2026 and December 31, 2025, respectively.

The Company recorded interest income on its cash equivalents of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million for each of the six months ended June 30, 2026 and 2025 on its condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company’s short-term investments are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in fair value due to credit-related factors are based on the specific identification method and would be included within the non-operating section of the condensed consolidated statements of operations and comprehensive (loss) income, as needed. The Company recorded interest income on short-term investments, inclusive of accretion of its discounts on its short-term investments, in an immaterial amount and $0.3 million during the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively, which is classified as interest income in the condensed consolidated statements of operations and comprehensive (loss) income.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized within the non-operating section of the condensed consolidated statement of operations and comprehensive (loss) income. The Company evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in the condensed consolidated statement of operations and comprehensive (loss) income accordingly, as needed. The portion that is not credit-related is treated in accordance with other unrealized losses as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). There have been no impairment or credit losses recognized during the three and six months ended June 30, 2026 and 2025.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on short-term investments held as available-for-sale. For the three and six months ended June 30, 2026, comprehensive loss includes net loss and a net unrealized loss on short-term investments. For the three months ended June 30, 2025, comprehensive income includes net income and a net unrealized loss on short-term investments and for the six months ended June 30, 2025, comprehensive loss includes net loss and a net unrealized loss on short-term investments.

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

3.Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of
	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$15,065	$—	$—	$15,065
Total financial assets	$15,065	$—	$—	$15,065

	Fair Value Measurements as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$20,011	$—	$—	$20,011
Short-term investments
U.S. Treasury Notes	10,077	—	—	10,077
Total financial assets	$30,088	$—	$—	$30,088

The Company did not have any Level 3 assets or liabilities as of June 30, 2026 and December 31, 2025. There were no transfers between Levels during the periods presented.

The unrealized losses on the Company’s short-term investments for the three and six months ended June 30, 2026 and 2025 were not material.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Prepaid research and development expenses	$570	$303
Prepaid insurance	534	194
Other prepaid expenses	200	230
Total prepaid expenses and other current assets	$1,304	$727

5.Intangible Assets

Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Licensed patent rights	$826	$826
Less: accumulated amortization	(535)	(504)
Total intangible assets, net	$291	$322

As of June 30, 2026, the expected remaining amortization expense is as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining six months)	$32
2027	63
2028	63
2029	63
2030	63
Thereafter	7
Total	$291

The Company recognized less than $0.1 million for amortization expense for each of the three and six months ended June 30, 2026 and 2025. Amortization expense is included in research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income.

6.Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued research and development expenses	$2,645	$5,744
Accrued employee compensation and benefits	1,184	1,297
Accrued professional fees	465	345
Other accrued expenses	58	321
Total accrued expenses	$4,352	$7,707

7.Leases

The Company has one operating lease pertaining to 5,969 square feet of corporate office space in Sugar Land, Texas pursuant to a lease agreement that commenced April 1, 2022. As of June 30, 2026, the remaining term of lease was 1.08 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term.

The components of lease costs, which are included within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive (loss) income were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Lease costs:
Operating lease cost	$24	$24	$48	$48
Variable lease cost	21	18	43	40
Total lease costs	$45	$42	$91	$88

Supplemental disclosure of cash flow information related to the lease were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flows from operating leases	$50	$50	$101	$100

The weighted-average discount rate and remaining lease term were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average discount rate	9.50%	9.50%	9.50%	9.50%
Weighted-average remaining lease term	1.08	2.08	1.08	2.08

As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining six months)	$65
2027	88
Total lease payments	153
Less: imputed interest	(8)
Present value of lease liabilities	145
Less: operating lease liabilities, current portion	$123
Operating lease liabilities, net of current portion	$22

8.Stockholders’ Equity (Deficit)

Preferred Stock

As of June 30, 2026, the Company had 5,000,000 shares of preferred stock authorized, $0.001 par value, pursuant to its amended and restated certificate of incorporation which was assumed in connection with the Merger Agreement in April 2025. However, no such shares were issued or outstanding as of June 30, 2026 or December 31, 2025.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the issuance of 150,000,000 shares of $0.001 par value common stock, of which 9,381,344 shares were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of June 30, 2026 and December 31, 2025, no dividends were declared.

Redeemable Convertible Preferred Stock

Prior to the Merger Agreement in April 2025, Legacy Tvardi had issued Series A preferred stock and Series B preferred stock (the Preferred Stock) and classified the Preferred Stock as temporary equity since the shares had redemption features that were not entirely within the control of Legacy Tvardi. Upon the closing of the Merger in April 2025, Legacy Tvardi’s Preferred Stock converted into 3,963,910 shares of the Company’s common stock. As a result, there was no Preferred Stock remaining as of June 30, 2026 and December 31, 2025.

Shelf Registration and ATM Facility

On May 1, 2026, the Company filed a shelf registration statement on Form S-3 (the Registration Statement) which permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $200.0 million in one or more offerings and in any combination of the foregoing. The Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus (the Original Sales Agreement Prospectus) that covered the offering, issuance and sale of up to $12.5 million of common stock pursuant to a Capital on Demand Sales Agreement (the Sales Agreement), dated as of May 1, 2026 by and between the Company and JonesTrading Institutional Services LLC acting as sales agent (the ATM Facility). The Registration Statement was declared effective by the SEC on May 12, 2026. As of June 30, 2026, no securities had been issued under the Registration Statement, including the ATM Facility. See Note 15, Subsequent Events, for information regarding issuances of securities after June 30, 2026.

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

Shares underlying any Awards that are forfeited, canceled, or reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated and shares that are withheld upon exercise of an option of settlement of an award to cover the exercise price or tax withholding shall be added back to the shares available for issuance under the 2025 Plan. As of June 30, 2026, the Company had 649,650 shares remaining available for grant under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Company’s 2025 Employee Stock Purchase Plan (the 2025 ESPP) became effective at the closing of the Merger. As of the effective time of the Merger, there were 93,555 shares of the Company’s common stock reserved for issuance under the 2025 ESPP (the Initial Share Reserve). Additionally, the number of shares of common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2026 and continuing through and including January 1, 2035, by an amount equal to the lesser of (i) 1% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2025 ESPP) determined on December 31 of the preceding year, and (ii) a number of shares equal to three times the Initial Share Reserve. Notwithstanding the foregoing, the Company’s Board of Directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares. No offering periods under the 2025 ESPP had been initiated as of June 30, 2026. On January 1, 2026, the aggregate number of shares of common stock that may be issued pursuant to the 2025 ESPP automatically increased from 93,555 to 199,490.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted. For options granted during the three and six months ended June 30, 2026 and 2025, the Company’s closing stock price on the grant date was used.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Per share fair value of common stock	$2.79	$17.04	$3.79	$17.04
Expected volatility	67.6 - 68.0%	67.87 - 68.86%	67.6 - 70.5%	67.87 - 68.86%
Expected dividends	—%	—%	—%	—%
Expected term (in years)	5.50	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free rate	3.9 - 4.3%	4.0%	3.8 - 4.3%	4.0%

Stock Options

The Company granted 31,000 and 325,750 stock options during the three and six months ended June 30, 2026, respectively. The Company granted 397,940 stock options during the three months ended June 30, 2025. There were no stock options granted during the three months ended March 31, 2025.

The weighted-average grant date fair value per share of options granted to non-employee members of the Company’s Board of Directors and a consultant during the three months ended June 30, 2026 was $1.73. The weighted-average grant date fair value per share of options granted to employees, non-employee members of the Company’s Board of Directors and a consultant during the six months ended June 30, 2026 was $2.51. The weighted-average grant date fair value per share of options granted to employees, non-employee members of the Company’s Board of Directors and consultants during the three months ended June 30, 2025 was $11.14. The forfeitures of stock options are recorded as incurred.

The following table summarizes option activity during the six months ended June 30, 2026:

		Weighted-	Weighted-Average
	Number of	Average Exercise	Remaining Contractual	Intrinsic Value (In
	Options	Price	Term (In Years)	Thousands)
Outstanding as of January 1, 2026	1,212,246	$8.68	6.83	$1,086
Granted	325,750	3.79
Outstanding as of June 30, 2026	1,537,996	$7.64	7.03	$373
Options exercisable as of June 30, 2026	873,832	$6.66	5.37	$373
Vested and expected to vest as of June 30, 2026	1,537,996	$7.64	7.03	$373

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. There were no exercises of stock options during the three and six months ended June 30, 2026. The aggregate intrinsic value of stock options exercised during each of the three and six months ended June 30, 2025 was $0.1 million.

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$92	$147	$185	$176
General and administrative	243	480	520	531
Total stock-based compensation	$335	$627	$705	$707

As of June 30, 2026, there was $3.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.75 years.

10.Income Taxes

For the three and six months ended June 30, 2026 and 2025, there was no current or deferred income tax expense or benefit due to the Company’s current year losses and full valuation allowance. As of June 30, 2026, the Company evaluated all available evidence and concluded that a valuation allowance is still required against its net deferred tax assets because it is more likely than not they will not be realized in the foreseeable future.

11.Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income for basic net (loss) income per share attributable to common stockholders	$(6,457)	$4,167	$(13,261)	$(5,412)
Reversal of fair market value remeasurement net gain on Convertible Notes (1)	—	(12,752)	—	(7,810)
Add back of interest expense from the Convertible Notes (1)	—	93	—	651
Net loss for diluted net loss per share attributable to common stockholders	$(6,457)	$(8,492)	$(13,261)	$(12,571)

Denominator:
Weighted-average common shares outstanding, basic	9,381,344	8,246,582	9,381,344	5,426,688
Effect of potentially dilutive securities:
Convertible Notes	—	208,641	—	734,279
Weighted-average common shares outstanding, diluted	9,381,344	8,455,223	9,381,344	6,160,967

Net (loss) income per share attributable to common stockholders:
Basic	$(0.69)	$0.51	$(1.41)	$(1.00)
Diluted	$(0.69)	$(1.00)	$(1.41)	$(2.04)

________________________

(1)In December 2024, Legacy Tvardi entered into a note purchase agreement to issue and sell convertible notes (the Convertible Notes). Under the fair value option, which the Company elected to account for its Convertible Notes, any change in fair value of the Convertible Notes was recorded to the Company’s condensed consolidated statements of operations and comprehensive (loss) income as a gain or loss from a fair value measurement. When calculating the diluted net loss per share for the prior year periods, the respective fair value remeasurement gain of $12.8 million and net gain of $7.8 million recognized in the condensed consolidated statement of operations and comprehensive (loss) income during the three and six months ended June 30, 2025, respectively, were reversed and treated as an adjustment to the numerator. In addition, the $0.1 million and $0.7 million of interest expense from the Convertible Notes recognized in the condensed consolidated statements of operations and comprehensive (loss) income during the three and six months ended June 30, 2025, respectively, were added back as an adjustment to the numerator.

Upon the closing of the Merger in April 2025, the Convertible Notes converted into 1,265,757 shares of the Company’s common stock, $0.001 par value per share, in the aggregate. As a result, there were no Convertible Notes outstanding as of June 30, 2026 and December 31, 2025.

For the three and six months ended June 30, 2026, the Company’s potentially dilutive securities include its stock options to purchase common stock. All of the Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 is the same. For the three and six months ended June 30, 2025, the Company’s potentially dilutive securities included its stock options to purchase common stock, Preferred Stock, and Convertible Notes. The Company’s Convertible Notes had been included in the computation of diluted net loss per share for the three and six months ended June 30, 2025 as the effect was determined to be dilutive, while its stock options to purchase common stock and Preferred Stock were excluded from the diluted net loss per share calculation as the effect was determined to be anti-dilutive.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	1,537,996	1,216,642	1,537,996	1,216,642

12.Commitments and Contingencies

Legal Matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of June 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and Indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all members of the Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

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

In June 2015, StemMed entered into a second license agreement with BCM (the BCM Second Agreement), which is referred to together with the BCM First Agreement as the BCM License Agreements, for the exclusive, worldwide, sublicensable license to certain patents and patent applications co-owned by BCM and the National Institutes of Health (NIH) related to methods and compositions for the use of STAT3 inhibitors in certain conditions like anaphylaxis (the Licensed Patent Rights). Under the license for the Second BCM Agreement, the Company is permitted to make, have made, use, market, sell, offer to sell, lease and import products, processes or services that incorporate, utilize or are made with the use of the Licensed Patent Rights (the BCM2 Licensed Products), in all fields of use. In April 2026, the Company terminated the BCM Second Agreement related to conditions like anaphylaxis, effective immediately. The Company determined that this termination was not material because the Company has not been and will not be pursuing development in conditions like anaphylaxis.

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

As of June 30, 2026, the Company accrued $25,000 in annual maintenance fees. As of December 31, 2025, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No payments for maintenance or milestone fees were made during the three and six months ended June 30, 2026. No royalty fees have been incurred to date. All related license costs are expensed as incurred within research and development on the condensed consolidated statements of operations and comprehensive (loss) income.

14.Segment Reporting

The Company has one reportable segment relating to the discovery and development of novel orally bioavailable, small molecule therapies across a broad range of diseases driven by STAT3 with high unmet need.

The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer and Chief Financial Officer, manages the Company’s operations at a company-wide level for the purpose of allocating resources. The key measure of segment profit or loss that the CODM uses to allocate resources and assess financial performance is the Company’s net (loss) income, which is utilized to evaluate the progress of its research and development programs and other expense categories. The CODM makes decisions using this information on a company-wide basis.

The table below shows a reconciliation of the Company’s net (loss) income, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under GAAP, to the Company’s net (loss) income in the condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expenses by program:
TTI-101:
HCC	$1,118	$967	$1,818	$1,404
IPF	137	2,830	137	3,863
mBC	(5)	(268)	(5)	(268)
Pre-clinical, CMC, and other (unallocated) (1)	105	140	192	315
TTI-109	1,362	822	4,264	1,180
Unallocated research and development expense:
Personnel costs	926	917	1,930	1,775
Consultant fees and other costs (2)	359	398	577	648
General and administrative expense:
Personnel costs	933	1,038	1,865	1,647
Other general and administrative expenses (3)	1,694	2,025	2,902	2,659
Interest income	(172)	(377)	(419)	(652)
Other income, net	—	(12,659)	—	(7,159)
Net (loss) income	$(6,457)	$4,167	$(13,261)	$(5,412)
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

15.Subsequent Events

On July 17, 2026, the Company filed a new sales agreement prospectus supplement (New Sales Agreement Prospectus Supplement) included in the Registration Statement. The New Sales Agreement Prospectus Supplement reflects the offering, issuance and sale of up to approximately $9.7 million of common stock, in addition to any amounts previously sold by the Company.

The Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that the Company may sell under the Registration Statement of which the New Sales Agreement Prospectus Supplement forms a part. Subsequent to June 30, 2026, the Company sold an aggregate of 3,110,769 shares of common stock for an aggregate offering price of approximately $11.0 million in gross proceeds under the Original Sales Agreement Prospectus (see Note 8, Stockholders’ Equity (Deficit)). No additional common stock will be sold under the Original Sales Agreement Prospectus following the date of the New Sales Agreement Prospectus Supplement.

From the date of the New Sales Agreement Prospectus Supplement through August 11, 2026, the Company sold an aggregate of 846,830 shares of common stock for an aggregate price of $2.3 million in gross proceeds under the New Sales Agreement Prospectus Supplement.

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

Our pipeline includes two oral, small molecule STAT3 inhibitors: TTI-101 and TTI-109. TTI-101 is our first-generation direct STAT3 inhibitor, currently in Phase 1b/2 clinical development in hepatocellular carcinoma (HCC). We expect to report topline data of TTI-101 across the three cohorts of the REVERT LIVER CANCER Phase 1b/2 clinical trial in patients with HCC in the fourth quarter of 2026. TTI-109 is a phosphate prodrug of TTI-101 that is mechanistically identical to its parent molecule but is designed to enhance systemic drug delivery and improve tolerability. We submitted an Investigational New Drug (IND) application for TTI-109 in June 2025 and, following U.S. Food and Drug Administration (FDA) acceptance, initiated a Phase 1 trial in healthy volunteers evaluating safety, tolerability, pharmacokinetics and bioequivalence to TTI-101. We reported positive topline data from this trial in July 2026. The study confirmed rapid prodrug conversion, dose-proportional pharmacokinetics with exposures above the STAT3 IC50 and, in an exploratory pharmacodynamic analysis, reductions of up to 60% in STAT3-driven immune cell populations across Th17, T follicular helper (Tfh) and B cell subsets. Later in July 2026, we announced that we had selected ulcerative colitis (UC) as the initial disease indication for TTI-109. See “— Recent Developments.”

In October 2025, we reported preliminary data from our Phase 2 clinical trial of TTI-101 in idiopathic pulmonary fibrosis (IPF) and concluded that the study did not meet its goals. Subsequently, we conducted additional analyses of a subset of patients who received study drug for 12 weeks. Based on these analyses, which excluded certain patients due to dosing, pharmacokinetic, or clinical factors, treatment with TTI-101 demonstrated greater reductions in certain exploratory measures, including fibrosis and inflammatory markers, compared to placebo — directly recapitulating findings from multiple preclinical models of fibrotic disease and providing human clinical proof of concept for the STAT3 inhibition mechanism. We continue to evaluate these results to inform potential future development decisions.

Since commencing operations in 2017, we have devoted substantially all of our efforts and financial resources to developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, signaling and biology, medicinal chemistry and clinical insights to discover and develop novel therapies for the treatment of inflammatory and proliferative diseases driven by dysregulated STAT3 signaling. Through the date of this filing, we have historically financed our operations principally through the issuance and sale of our preferred stock and convertible debt. We received $28.3 million from the sale and issuance of our convertible promissory notes (Convertible Notes) in December 2024, which were converted into common stock in April 2025, and $83.4 million from the issuance and sale of our preferred stock and historical convertible debt, which was converted into preferred stock, in 2018 and 2021. We acquired approximately $23.9 million of net assets in connection with our Merger with Cara in April 2025. Additional information regarding the Merger is included in Note 8, Stockholders’ Equity (Deficit), included in the Notes to Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report.

As of June 30, 2026, we had $15.8 million in cash and cash equivalents. We have incurred net losses since inception. As of June 30, 2026 and December 31, 2025, our accumulated deficit was $123.7 million and $110.5 million, respectively. For the three and six months ended June 30, 2026, we reported net losses of $6.5 million and $13.3 million, respectively. For the three and six months ended June 30, 2025, we reported net income of $4.2 million and net loss of $5.4 million. Our net (loss) income may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities and other research and development activities. Although we generated net income for the three months ended June 30, 2025 as a result of the net changes in fair value of our Convertible Notes (as described below), we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as we continue to invest in research and development activities. We evaluated whether there were conditions and events, considered in the aggregate, that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. See the subsection titled “— Liquidity and Capital Resources” below for further discussion.

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

Additionally, we are subject to risks and uncertainties as a result of global business, political and macroeconomic events and conditions, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling, as well as the potential for future potential government shutdowns related thereto, potential instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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

Recent Developments

TTI-109 Phase 1 Clinical Trial Results

In July 2026, we announced Phase 1 results for TTI-109, our next-generation STAT3 inhibitor. TTI-109 is a phosphate prodrug of TTI-101 designed to improve delivery and tolerability while preserving the parent compound’s mechanism of action. The study confirmed rapid prodrug conversion, dose-proportional pharmacokinetics with exposures above the STAT3 IC50 and, in an exploratory pharmacodynamic analysis, reductions of up to 60% in STAT3-driven immune cell populations across Th17, Tfh and B cell subsets.

Key findings included:

●	Confirmed prodrug conversion and exposure equivalence: Validating its prodrug design, TTI-109 rapidly converted to TTI-101 within two hours and produced nearly identical plasma levels at molar-equivalent doses.
●	Sustained target-level exposure: 21-day repeat dosing showed stable, dose-proportional pharmacokinetics, with TTI-101 concentrations above the STAT3 IC50.

●	Evidence of target engagement: Pharmacodynamic data showed reductions of up to 60% across disease-relevant STAT3-driven immune cell populations including Th17 cells, Tfh and B cell subsets.
●	Improved tolerability vs. TTI-101: Compared with placebo, diarrhea events with TTI-109 were similar in duration, transient and resolved without treatment interruption. Compared with TTI-101 at near-equivalent doses, diarrhea events with TTI-109 were substantially shorter in duration (0.46 vs. 3.35 days).

We have identified dermatologic and gastrointestinal therapeutic areas with shared STAT3-driven disease biology, specifically the convergence of cytokines, growth factors and Th17 and B cell immune pathways at the STAT3 node. TTI-109 is designed to address both the cellular and humoral components of inflammation and proliferation with a single oral agent. Recent programs in related STAT3-driven indications have validated the underlying biology, but each acts on a single upstream target, while TTI-109 targets STAT3, the downstream node where these pathways converge.

STAT3 sits at the center of the core disease processes in dermatologic and gastrointestinal diseases, including inflammation, proliferation and cellular and humoral dysregulation. Our STAT3 inhibitors have demonstrated biologic activity in these pathways in both preclinical models and in the clinic. In preclinical disease models, our STAT3 inhibitors reduced inflammatory cascades, fibrosis and modulated immune activity. Similarly, in humans, TTI-101 reduced activated STAT3 levels, inflammatory cascades and fibrosis. The TTI-109 healthy volunteer study extended this translational profile, with reductions in STAT3-driven immune cell populations.

Later in July 2026, we announced that we had selected UC as the initial disease indication for TTI-109. Our decision follows our successful Phase 1 healthy volunteer study, in which TTI-109 successfully modulated multiple STAT3-driven immune cell populations, including Th17, Tfh and B cells. These same cell types are known to expand with UC disease severity and infiltrate the inflamed colon.

Further analysis of immune cell populations across the active dose range elucidated:

●	Broad suppression of pathogenic Th17-associated immune populations, including up to 76% reduction in subsets associated with mucosal destruction and treatment-refractory UC
●	The Tfh immune populations that drive mucosal B cell responses were reduced up to 43% in Tfh subsets associated with disease UC activity
●	Suppression extended to B cell (humoral) immunity, including up to 71% decline in subsets associated with colonic inflammation

STAT 3 sits at the center of the three interconnected processes that drive UC: immune dysregulation, chronic inflammation and the tissue remodeling that leads to fibrosis, positioning it as a single, convergent therapeutic target for a disease with multiple underlying drivers. These findings are further supported by published clinical studies linking reductions in activated STAT3 with higher rates of clinical remission across multiple UC therapeutic classes.

UC is a large and underserved market. More than 1.25 million patients are diagnosed with UC in the United States, representing an addressable market of approximately $3 billion in the U.S. and $9 billion globally. Currently approved therapies, including anti-TNF, anti-integrin, anti-IL-12/23, S1P and JAK inhibitors, achieve placebo-adjusted clinical remission rates below 30%, and most are administered parenterally. Additionally, JAK inhibitors carry a black box warning for major adverse cardiovascular events, mortality, thrombosis, serious infections and malignancy.

By contrast, TTI-109, an oral small molecule, is designed to inhibit STAT3 directly, addressing the inflammation, immune dysregulation and proliferation that single-pathway therapies leave unresolved. Across more than 400 subjects dosed to date with our STAT3 inhibitors demonstrated a differentiated safety profile from JAK inhibitors. TTI-109 is administered orally without a loading dose, and in preclinical models of UC, achieved more than eight-fold greater drug concentration in target tissue relative to plasma.

Our ability to initiate these programs is subject to clearance of an IND application and the availability of additional funding.

License Agreements

In July 2012 and June 2015, Stem Med Limited Partnership (StemMed) entered into license agreements with Baylor College of Medicine (BCM) referred to herein as the BCM First Agreement and BCM Second Agreement, respectively. StemMed assigned the BCM First Agreement and BCM Second Agreement to us in connection with the transfer of all or substantially all of the assets and businesses to which BCM First Agreement and BCM Second Agreement relate in January 2018 and February 2018, respectively. Under both the BCM First Agreement and BCM Second Agreement, we obtained exclusive, worldwide, sublicense licenses under certain of BCM’s patents and patent applications and additionally in the case of the BCM First Agreement, certain BCM technology. Under these licenses, we are permitted to make, have made, use, market, sell, offer to sell, lease and import products, processes or services that incorporate, utilize or are made with the use such patents and patent applications or technologies (respectively, the BCM1 Licensed Products and BCM2 Licensed Products) in all fields of use. In April 2026, we terminated the BCM Second Agreement related to conditions like anaphylaxis, effective immediately.

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

Under the BCM First Agreement, we accrued $25,000 in annual maintenance fees as of June 30, 2026. As of December 31, 2025, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No payments for maintenance or milestone fees were made during the three and six months ended June 30,

2026. No royalty fees have been incurred to date. All related license costs are expensed as incurred within research and development on the condensed consolidated statements of operations and comprehensive (loss) income.

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

The BCM Second Agreement was amended in June 2019 to amend our diligence and insurance obligations. We entered into a second amendment in April 2023 to further amend our diligence obligations and to terminate the obligation to pay annual maintenance fees until the first anniversary of the achievement of certain patent milestones and annually thereafter. In April 2026, we terminated the BCM Second Agreement related to conditions like anaphylaxis, effective immediately.

Under the BCM Second Agreement, no payments were made or incurred during the three and six months ended June 30, 2026 and 2025. No royalty fees have been incurred to date.

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

The majority of our clinical spending during the three and six months ended June 30, 2026 was on TTI-109, which included costs related to the second arm of the healthy volunteer study, chemistry, manufacturing and control (CMC) costs related to clinical supply, and preclinical studies. Costs for TTI-101 were also incurred for the HCC trial during the three and six months ended June 30, 2026. The majority of our clinical spending during the three and six months ended June 30, 2025 was on TTI-101, for which certain direct research and development costs were tracked by clinical trial. Costs incurred for TTI-109 during the three and six months ended June 30, 2025 were related to CMC costs as well as pre-clinical costs.

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

Interest Income

Interest income for the three and six months ended June 30, 2026 and 2025 consisted of interest earned on our cash and cash equivalents as well as interest earned on short-term investments and the accretion of the discount of our short-term investments.

Other Income, Net

Other income, net consists of the net changes in fair value of our Convertible Notes, for which we elected the fair value option, as well as interest accrued on the Convertible Notes. The Convertible Notes converted into our common stock upon the closing of the Merger in April 2025. As a result, there were no Convertible Notes outstanding during the three and six months ended June 30, 2026. See Note 11, Net (Loss) Income Per Share, included in the Notes to Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further discussion of our Convertible Notes.

Income Taxes

For the three and six months ended June 30, 2026 and 2025, there was no current or deferred income tax expense or benefit due to our current year losses and full valuation allowance. As of June 30, 2026, we evaluated all available evidence and concluded that a valuation allowance was still required against our net deferred tax assets because it is more likely than not they will not be realized in the foreseeable future. As a result, our effective tax rate for each of the periods presented differs from the U.S. federal statutory rate primarily due to recurring operating losses and the full valuation allowance against deferred tax assets.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Operating expenses:
Research and development	$4,002	$5,806	$(1,804)	(31.1)%	$8,913	$8,917	$(4)	(0.0)%
General and administrative	2,627	3,063	(436)	(14.2)%	4,767	4,306	461	10.7%
Total operating expenses	6,629	8,869	(2,240)	(25.3)%	13,680	13,223	457	3.5%
Loss from operations	(6,629)	(8,869)	2,240	(25.3)%	(13,680)	(13,223)	(457)	3.5%
Interest income	172	377	(205)	(54.4)%	419	652	(233)	(35.7)%
Other income, net	—	12,659	(12,659)	(100.0)%	—	7,159	(7,159)	(100.0)%
Net (loss) income	$(6,457)	$4,167	$(10,624)	(255.0)%	$(13,261)	$(5,412)	$(7,849)	145.0%

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2026 and 2025 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Direct research and development expenses by program:
TTI-101:
HCC	$1,118	$967	$151	15.6%	$1,818	$1,404	$414	29.5%
IPF	137	2,830	(2,693)	(95.2)%	137	3,863	(3,726)	(96.5)%
mBC	(5)	(268)	263	(98.1)%	(5)	(268)	263	(98.1)%
Pre-clinical, CMC, and other (unallocated)	105	140	(35)	(25.0)%	192	315	(123)	(39.0)%
TTI-109	1,362	822	540	65.7%	4,264	1,180	3,084	261.4%
Unallocated research and development expense:
Personnel costs (including stock-based compensation)	926	917	9	1.0%	1,930	1,775	155	8.7%
Consultant fees and other costs	359	398	(39)	(9.8)%	577	648	(71)	(11.0)%
Total research and development expenses	$4,002	$5,806	$(1,804)	(31.1)%	$8,913	$8,917	$(4)	(0.0)%

Research and development expenses were $4.0 million for the three months ended June 30, 2026, compared to $5.8 million for the three months ended June 30, 2025. The decrease of $1.8 million was primarily driven by a net decrease in costs associated with our product candidate TTI-101, which included a decrease of $2.7 million related to our IPF trial and an increase of $0.2 million related to our HCC trial, partially offset by an increase of $0.5 million in costs related to our product candidate TTI-109, which included costs associated with the second arm of the healthy volunteer study, CMC costs related to clinical supply, and preclinical studies. We incurred $2.8 million in costs related to our IPF trial during the three months ended June 30, 2025 as we were still enrolling patients in this trial. Costs decreased substantially to $0.1 million during the three months ended June 30, 2026 given all patients had been enrolled in our IPF trial prior to the current period; however, final costs are expected to be incurred later in fiscal 2026. The increase in costs related to our HCC trial was primarily due to changes in trial costs, partially offset by a lower number of patients treated.

Research and development expenses were $8.9 million for the six months ended June 30, 2026, which remained substantially consistent with the six months ended June 30, 2025. The minimal decrease was primarily driven by a decrease of $3.7 million related to our IPF trial, partially offset by an increase of $0.4 million related to our HCC trial and an increase of $3.1 million in costs related to our product candidate TTI-109, which included costs associated with the second arm of the healthy volunteer study, CMC costs related to clinical supply, and preclinical studies. We incurred $3.9 million in costs related to our IPF trial during the six months ended June 30, 2025 as we were still enrolling patients in this trial. Costs decreased substantially to $0.1 million during the six months ended June 30, 2026 given all patients had been enrolled prior to the current period; however, final costs are expected to be incurred later in fiscal 2026. The increase in costs related to our HCC trial was primarily due to changes in trial costs, partially offset by a lower number of patients treated.

The increase in personnel costs of $0.2 million was primarily related to an increase in stock-based compensation expense related to additional stock options granted after the first quarter of 2025 through the second quarter of 2026.

General and Administrative Expenses

G&A expenses for the three and six months ended June 30, 2026 and 2025 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Personnel costs	$933	$1,038	$(105)	(10.1)%	$1,865	$1,647	$218	13.2%
Professional fees	1,436	1,628	(192)	(11.8)%	2,246	2,130	116	5.4%
Insurance costs	168	151	17	11.3%	340	165	175	106.1%
Other costs	90	246	(156)	(63.4)%	316	364	(48)	(13.2)%
Total general and administrative expenses	$2,627	$3,063	$(436)	(14.2)%	$4,767	$4,306	$461	10.7%

G&A expenses were $2.6 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. The decrease of approximately $0.4 million was primarily driven by a decrease in professional fees. The decrease in professional fees was primarily attributable to higher accounting and consulting fees during the three months ended June 30, 2025 due to the Merger in April 2025, partially offset by increased legal and investor relations fees incurred as a result of the Merger and subsequent filings as a public company. The remaining decrease was primarily attributable to decreases in personnel and other costs.

G&A expenses were $4.8 million for the six months ended June 30, 2026, compared to $4.3 million for the six months ended June 30, 2025. The increase of approximately $0.5 million was primarily driven by increases in personnel costs of $0.2 million and insurance costs of $0.2 million. The increase in personnel costs was primarily attributable to increases in stock-based compensation related to additional stock options granted after the first quarter of 2025 through the second quarter of 2026 and additional headcount. The increase in insurance costs was primarily attributable to higher director and officer insurance premiums. The remaining increase was primarily attributable to increases in professional fees due to increased legal and investor relations fees incurred as a result of the Merger and subsequent filings as a public company, partially offset by higher accounting and consulting fees during the six months ended June 30, 2025 due to the Merger in April 2025.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025. The $0.2 million of interest income for the three months ended June 30, 2026 primarily includes interest earned on our cash and cash equivalents. The $0.4 million of interest income for the three months ended June 30, 2025 included $0.1 million of interest earned on our cash and cash equivalents and $0.3 million of interest from our short-term investments, as well as the accretion of the discount on our short-term investments.

Interest income was $0.4 million for the six months ended June 30, 2026, compared to $0.7 million for the six months ended June 30, 2025. The $0.4 million of interest income for the six months ended June 30, 2026 includes $0.3 million of interest earned on our cash and cash equivalents and $0.1 million of interest from our short-term investments, as well as the accretion of the discount on our short-term investments. The $0.7 million of interest income for the six months ended June 30, 2025 included $0.3 million of interest earned on our cash and cash equivalents and $0.4 million of interest from our short-term investments, as well as the accretion of the discount on our short-term investments.

Other Income, Net

For the three and six months ended June 30, 2026, there was no other income, net recorded within the condensed consolidated statements of operations and comprehensive (loss) income, as the Convertible Notes were fully converted during the second quarter of 2025, and there was no remeasurement gain or loss recorded for the three and six months ended June 30, 2026.

For the three months ended June 30, 2025, other income, net of $12.7 million was primarily attributable to a $12.8 million remeasurement gain on our Convertible Notes, for which we elected the fair value option, partially offset by $0.1 million in interest accrued on the Convertible Notes during the three months ended June 30, 2025. At the time of conversion, the fair value of the Convertible Notes was $23.1 million, calculated as 1,265,757 shares of common stock at the closing market trading price on April 16, 2025. The $12.8 million change in fair value was calculated by comparing the $23.1 million at the time of conversion to the $35.9 million recorded value of the Convertible Notes immediately prior to the conversion date.

For the six months ended June 30, 2025, other income, net of $7.2 million was primarily attributable to the $12.8 million remeasurement gain on our Convertible Notes recorded during the three months ended June 30, 2025, partially offset by a $4.9 million remeasurement loss recorded during the first quarter of 2025, as well as $0.7 million in interest accrued on the Convertible Notes during the six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have financed our operations primarily through the (i) issuance and sale of our Convertible Notes in December 2024 for gross proceeds of $28.3 million (ii) the issuance and sale of preferred stock and historical convertible debt (which converted into preferred stock in 2018 and 2021) for total gross proceeds of $83.4 million, and (iii) our Merger with Cara in which we acquired approximately $23.9 million of net assets in April 2025. To date, we have devoted substantially all of our efforts and financial resources to developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, signaling and biology, medicinal chemistry and clinical insights to discover and develop novel therapies for the treatment of inflammatory and proliferative diseases driven by dysregulated STAT3 signaling. As of June 30, 2026, we had $15.8 million in cash and cash equivalents.

On May 1, 2026, we filed a shelf registration statement on Form S-3 (the Registration Statement) which permits the offering, issuance and sale of common stock, preferred stock, debt securities and warrants having an aggregate offering price of up to $200.0 million in one or more offerings and in any combination of the foregoing. The Registration Statement contains two prospectuses, a base prospectus and an at-the-market offering prospectus (the Original Sales Agreement Prospectus) that covered the offering, issuance and sale of up to $12.5 million of common stock pursuant to a Capital on Demand Sales Agreement (the Sales Agreement), dated as of May 1, 2026 by and between us and JonesTrading Institutional Services LLC acting as sales agent (the ATM Facility). The Registration Statement was declared effective by the SEC on May 12, 2026. As of June 30, 2026, no securities had been issued under the Registration Statement, including the ATM Facility.

On July 17, 2026, we filed a new sales agreement prospectus supplement (New Sales Agreement Prospectus Supplement) included in the Registration Statement. The New Sales Agreement Prospectus Supplement reflects the offering, issuance and sale of up to approximately $9.7 million of common stock, in addition to any amounts previously sold by us.

We are subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the Registration Statement of which the New Sales Agreement Prospectus Supplement forms a part. Subsequent to June 30, 2026, we sold an aggregate of 3,110,769 shares of common stock for an aggregate offering price of approximately $11.0 million in gross proceeds under the Original Sales Agreement Prospectus. No additional common stock will be sold under the Original Sales Agreement Prospectus following the date of the New Sales Agreement Prospectus Supplement.

From the date of the New Sales Agreement Prospectus Supplement through August 11, 2026, we sold an aggregate of 846,830 shares of common stock for an aggregate price of $2.3 million in gross proceeds under the New Sales Agreement Prospectus Supplement.

Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development costs related to the development of our product candidates, and, to a lesser extent, G&A costs. We have incurred significant operating losses since our inception, and as of June 30, 2026, had an accumulated deficit of $123.7 million. Management has determined that its present capital resources as of June 30, 2026 will not be sufficient to fund its planned operations for at least one year from the issuance date of the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report, which raises substantial doubt as to our ability to continue as a going concern. We plan to seek additional funding through equity offerings, including through our ATM Facility, or debt financings, credit or loan facilities, strategic alliances and licensing arrangements. However, there can be no assurance that such funding will be available to us, will be obtained on terms favorable to us, or will provide us with sufficient funds to meet our objectives.

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

A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate. See the section titled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(15,087)	$(13,557)
Net cash provided by (used in) investing activities	10,118	(20,433)
Net cash provided by financing activities	—	23,024
Net decrease in cash and cash equivalents	$(4,969)	$(10,966)

Operating Activities

Net cash used in operating activities was $15.1 million for the six months ended June 30, 2026, reflecting a net loss of $13.3 million and net changes in operating assets and liabilities of $2.6 million, partially offset by non-cash changes of $0.7 million. The net changes in operating assets and liabilities were primarily driven by a $1.9 million decrease in accounts payable and accrued expenses, driven by the timing of invoices and payments, and a $0.6 million increase in prepaid expenses and other current assets, attributable to timing of payments for pre-clinical activities and prepaid insurance. The changes in non-cash expenses were primarily driven by $0.7 million related to stock-based compensation expense.

Net cash used in operating activities was $13.6 million for the six months ended June 30, 2025, reflecting a net loss of $5.4 million, non-cash changes of $6.5 million, and changes in operating assets and liabilities of $1.6 million. The changes of $6.5 million in non-cash expenses were primarily driven by $7.8 million related to the net change in fair value of our Convertible Notes, partially offset by $0.7 million related to stock-based compensation expense and $0.7 million in interest accrued on our Convertible Notes during the six months ended June 30, 2025. The net changes in operating assets and liabilities of $1.6 million were primarily driven by a $1.7 million increase in prepaid expenses and other current assets, attributable to payments for pre-clinical activities and prepaid insurance, partially offset by a $0.1 million increase in accounts payable and accrued expenses, driven by the timing of invoices and payments.

Investing Activities

Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2026, attributable to maturities of short-term investments of $10.1 million.

Net cash used in investing activities was $20.4 million for the six months ended June 30, 2025, attributable to purchases of short-term investments of $31.5 million, partially offset by maturities of short-term investments of $11.1 million.

Financing Activities

There were no cash flows from financing activities for the six months ended June 30, 2026.

The net cash provided by financing activities for the six months ended June 30, 2025 was primarily due to approximately $25.0 million of cash acquired in connection with the Merger and proceeds of $0.4 million from the exercise of stock options, partially offset by payments of $2.4 million related to Merger transaction costs.

Contractual Obligations and Commitments

Lease Obligations

We lease space under one operating lease agreement for corporate office space in Sugar Land, Texas, which expires in August 2027. As of June 30, 2026, we had future operating lease liabilities of $0.1 million, of which $0.1 million is included within operating lease liabilities, current portion on our condensed consolidated balance sheet.

License Agreements

As discussed above, we have license agreements with BCM for exclusive use of patent rights of TTI-101. The license agreements contain terms for annual maintenance fees, milestone payments and net revenue royalties. Annual maintenance fees range from $30,000 to $50,000 per year, per license. Potential milestone payments are up to $1,225,000 in the aggregate per license. Milestones include new drug filings, clinical trial stages, and NDA approval by the FDA. We are obligated to pay BCM royalties in the amount of a low single-digit percent of net sales of BCM1 Licensed Products or BCM2 Licensed Products during the term, which expire, on a country-by-country basis, on the later of (i) the date of expiration of BCM Patent Rights or Licensed Patent Rights, whichever is the last to expire, or, (ii) if no BCM Patent Rights or Licensed Patent Rights are issued in such country, the tenth anniversary the first commercial sale of the BCM1 Licensed Products or BCM2 Licensed Products in such country. License fees are expensed as incurred within research and development within our condensed consolidated statements of operations and comprehensive (loss) income. Under the BCM First Agreement, we accrued $25,000 in annual maintenance fees as of June 30, 2026. As of December 31, 2025, the full amount of $50,000 in annual maintenance fees had already been paid and thus no accrual was needed. No payments for maintenance or milestone fees were made during the three and six months ended June 30, 2026. No royalty fees have been incurred to date. In April 2026, we terminated the BCM Second Agreement related to conditions like anaphylaxis, effective immediately.

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

Recently Issued and Adopted Accounting Pronouncements

We are currently evaluating whether any recently issued accounting pronouncements will have a material effect on our financial position, results of operations or cash flows. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements, Summary of Significant Accounting Policies, in this Quarterly Report, for a full description of accounting pronouncements recently adopted, and issued but not yet adopted, if applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. See below “Material Weaknesses in Internal Control Over Financial Reporting”.

Based on our evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of material weaknesses that existed in our internal control over financial reporting as described below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

				Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Date Filed

1.1	Capital on Demand™ Sales Agreement, dated May 1, 2026, by and between Tvardi Therapeutics, Inc. and JonesTrading Institutional Services LLC.	S-3	333-295496	1.2	May 1, 2026

2.1‡	Agreement and Plan of Merger and Reorganization, dated as of December 17, 2024, by and among Cara Therapeutics, Inc., CT Convergence Merger Sub, Inc. and Tvardi Therapeutics, Inc.	8-K	001-36279	2.1	December 18, 2024

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36279	3.1	February 7, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 7, 2024 (First Authorized Shares Amendment).	8-K	001-36279	3.1	June 7, 2024

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 30, 2024 (First Stock Split Amendment).	8-K	001-36279	3.1	December 30, 2024

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cara Therapeutics, Inc., dated April 15, 2025 (Second Stock Split Amendment).	8-K	001-36279	3.1	April 15, 2025

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cara Therapeutics, Inc., dated April 15, 2025 (Second Authorized Shares Amendment).	8-K	001-36279	3.2	April 15, 2025

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cara Therapeutics, Inc., dated April 15, 2025 (Name Change Amendment).	8-K	001-36279	3.3	April 15, 2025

3.7	Amended and Restated Bylaws.	10-Q	001-36279	3.2	November 14, 2024

31.1†	Certification of Chief Executive Officer of Tvardi Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer of Tvardi Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

TVARDI THERAPEUTICS, INC.

Date: August 14, 2026	By:	/s/ IMRAN ALIBHAI
	Name:	Imran Alibhai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ DAN CONN
	Name:	Dan Conn
	Title:	Chief Financial Officer
(Principal Financial Officer)